Form 10-Q
period 2018-03-31
DFB Healthcare Acquisitions Corp.
filed 2018-05-15
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

DFB HEALTHCARE ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-38399	82-3677704
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

780 Third Avenue, New York, NY 10017

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 551-1600

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ☐   No      ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      ☒    No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      ☒ No      ☐

As of May 11, 2018, 31,250,000 shares of the Company’s common stock, par value $0.0001 per share, were issued and outstanding.

DFB HEALTHCARE ACQUISITIONS CORP.

Form 10-Q

For the Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

DFB HEALTHCARE ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)

Assets
Current assets:
Cash	$1,070,677	$119,821
Prepaid expenses	199,375	—
Total current assets	1,270,052	119,821
Deferred offering costs associated with initial public offering	—	190,795
Cash and cash equivalents held in Trust Account	250,364,909	—
Total assets	$251,634,961	$310,616

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,641	$60,506
Accrued expenses	—	51,563
Accrued expenses - related parties	2,143	—
Income tax payable	72,049	—
Notes payable - related parties	—	174,240
Total current liabilities	75,833	286,309
Deferred underwriting commissions	7,875,000	—
Total liabilities	7,950,833	286,309

Commitments and Contingencies
Common stock, $0.0001 par value; 23,868,412 and -0- shares subject to possible redemption at March 31, 2018 and December 31, 2017, respectively	238,684,120	—

Stockholders’ Equity:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 8,319,088 and 7,187,500 shares issued and outstanding (excluding 23,868,412 and -0- shares subject to possible redemption) at March 31, 2018 and December 31, 2017, respectively (1)	832	719
Additional paid-in capital	4,779,536	24,281
Retained earnings (accumulated deficit)	219,640	(693)
Total stockholders’ equity	5,000,008	24,307
Total Liabilities and Stockholders’ Equity	$251,634,961	$310,616

(1) This number includes up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 2, 2018, the option is expired, and 937,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

CONDENSED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended
March 31, 2018

General and administrative expenses	$50,709
State franchise taxes	21,818
Loss from operations	(72,527)
Interest income	364,909
Income before income tax expense	292,382
Income tax expense	(72,049)
Net income	$220,333

Weighted average Public Shares (Note 3) outstanding	25,000,000
Basic and diluted net income per Public Share	$0.01
Weighted average Founder Shares (Note 4) outstanding (1)	6,250,000
Basic and diluted net income per Founder Share	$—

(1) This number excludes up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 2, 2018, the option is expired, and 937,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the Period from November 22, 2017 (inception) through March 31, 2018

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - November 22, 2017 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor (1)	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(693)	(693)
Balance - December 31, 2017	7,187,500	719	24,281	(693)	24,307
Sale of units in initial public offering, net of offering costs	25,000,000	2,500	236,936,988	—	236,939,488
Sale of private placement warrants to Sponsor in private placement	—	—	6,500,000	—	6,500,000
Common stock subject to possible redemption	(23,868,412)	(2,387)	(238,681,733)	—	(238,684,120)
Net loss	—	—	—	220,333	220,333
Balance - March 31, 2018	8,319,088	$832	$4,779,536	$219,640	$5,000,008

(1) This number includes up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 2, 2018, the option is expired, and 937,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended
March 31, 2018

Cash Flows from Operating Activities:
Net income	$220,333
Adjustments to reconcile net income to net cash used in operating activities:
Interest income included in cash and cash equivalents held in Trust Account	(364,909)
Changes in operating assets and liabilities:
Prepaid expenses	(199,375)
Accounts payable	(58,865)
Accrued expenses	(51,563)
Accrued expenses - related parties	2,143
Income tax payable	72,049
Net cash used in operating activities	(380,187)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—
Proceeds from notes payable to related parties	96,291
Repayment of notes payable to related parties	(270,531)
Proceeds received from initial public offering, net of offering costs	245,005,283
Proceeds received from private placement	6,500,000
Net cash provided by financing activities	251,331,043

Net increase in cash	950,856

Cash - beginning of the period	119,821
Cash - end of the period	$1,070,677

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions in connection with the initial public offering	$7,875,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$190,795
Value of common stock subject to possible redemption	$238,497,140
Change in value of common stock subject to possible redemption	$186,980

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

DFB Healthcare Acquisitions Corp. (the “Company”) was incorporated in Delaware on November 22, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the healthcare or healthcare related industries. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2018, the Company had not commenced any operations. All activity for the period from November 22, 2017 (inception) through March 31, 2018 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Deerfield/RAB Ventures, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 15, 2018. On February 21, 2018, the Company consummated its Initial Public Offering of 25,000,000 units (each, a “Unit” and collectively, the “Units”) sold to the public at the price of $10.00 per Unit, generating gross proceeds of $250 million and incurring offering costs of approximately $13.06 million, inclusive of $7.875 million in deferred underwriting commissions (Note 5). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The over-allotment option was not exercised prior to its expiration on April 2, 2018.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 4,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6.5 million (Note 4). The Sponsor had agreed that, had the over-allotment option been exercised, the Sponsor would have purchased up to an additional 500,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant.

Upon the closing of the Initial Public Offering and the Private Placement, $250 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act (as defined below), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act (as defined below), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

At March 31, 2018, the Company had approximately $1.1 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding shares of its common stock, par value $0.0001, sold in the Initial Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below in Note 3) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial stockholders”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares of common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (less up to $50,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable by the Company and any amounts released to the Company to fund working capital requirements, subject to an annual limit of $250,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of March 31, 2018, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.2 million. In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of the sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4).

Through March 31, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $270,531 in loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the loans from the Sponsor on February 21, 2018.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination or one year from the issuance of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018, or any future period. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s final prospectus and Current Report on Form 8-K filed with the SEC on February 16, 2018 and February 27, 2018, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the balance sheets.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

Offering costs, which consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering, totaled approximately $13.06 million, inclusive of $7.875 million in deferred underwriting commissions. Offering costs were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2018, 23,868,412 shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement to purchase an aggregate of 12,666,666 shares of the Company’s common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s condensed interim statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Public Shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for working capital purposes, by the weighted average number of Public Shares outstanding for the period. Net income per common share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to Public shares, by the weighted average number of Founder Shares outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2018 and December 31, 2017.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, that, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Public Offering

On February 21, 2018, the Company sold 25,000,000 Units at a price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of common stock (such shares of common stock included in the Units being offered, the “Public Shares”), and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On December 15, 2017, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s common stock, par value $0.0001 for an aggregate price of $25,000. In December 2017 and January 2018, the Sponsor transferred 100,000 Founder Shares to Christopher Wolfe, the Company’s Chief Financial Officer, and 30,000 Founder Shares to each of Steven Hochberg, Dr. Susan Weaver, Dr. Mohit Kaushal and Dr. Gregory Sorensen, the Company’s independent directors. The initial stockholders agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 2, 2018, the over-allotment option expired and an aggregate of 937,500 shares were subsequently forfeited by the initial stockholders.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $6.5 million in the Private Placement. The Sponsor had agreed that if the over-allotment option was exercised, the Sponsor would have purchased up to an additional 500,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for additional gross proceeds of $750,000.

Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

An affiliate of Deerfield Management Company, L.P, a Delaware series limited partnership (“Deerfield Management”), which is a significant owner of the Sponsor, purchased 2,500,000 Units in the Initial Public Offering at $10.00 per Unit. The underwriters did not receive any underwriting discounts or commissions on the Units purchased by Deerfield Management’s affiliate. In addition, Deerfield Management has indicated an interest to purchase up to an aggregate of $100 million of the Company’s shares of common stock in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, Deerfield Management may determine not to purchase any such shares, or to purchase fewer shares than they have indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares.

Related Party Loans

The Sponsor loaned the Company an aggregate of $270,531 to cover expenses related to the Initial Public Offering and working capital needs. The loan was non-interest bearing. The Company repaid this loan on February 21, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Note 5—Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of common stock) pursuant to a registration rights agreement to be signed upon consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.

The Company is obligated to pay $7,500 per month to Mr. Wolfe, the Company’s Chief Financial Officer, for his services prior to the consummation of the initial Business Combination, subject to the terms of the strategic services agreement.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

The Company recorded an aggregate of $25,300 in general and administrative expenses in connection with the related agreements in the accompanying condensed interim statement of operations during the three months ended March 31, 2018.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The option expired on April 2, 2018.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or $7.875 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The underwriters did not receive any underwriting discounts or commissions on the 2,500,000 Units purchased by Deerfield Management in the Initial Public Offering.

Note 6—Stockholders’ Equity

Common Stock— On February 15, 2018, the Company filed its Amended and Restated Certificate of Incorporation to increase its number of authorized common stock to 200,000,000 shares with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2018 and December 31, 2017, there were 32,187,500 and 7,187,500 shares of common stock outstanding, including 23,868,412 and no shares of common stock subject to possible redemption, respectively, and an aggregate of up to 937,500 shares subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On April 2, 2018, the over-allotment option expired, and 937,500 shares were forfeited accordingly.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•                  in whole and not in part;

•                  at a price of $0.01 per warrant;

•                  upon a minimum of 30 days’ prior written notice of redemption; and

•                  if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrant shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and money market funds held in Trust Account	$250,364,909

Approximately $64,000 of the balance in the Trust Account was held in cash as of March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to DFB Healthcare Acquisitions Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to focus its search on the healthcare or healthcare related industries. Our sponsor is Deerfield/RAB Ventures, LLC, a Delaware limited liability company (the “Sponsor”).

On February 21, 2018, we consummated our initial public offering (the “Initial Public Offering”) of 25,000,000 units (each, a “Unit” and collectively, the “Units”) sold to the public at the price of $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one share of common stock (such shares of common stock included in the Units being offered, the “Public Shares”), and one-third of one redeemable warrant (each, a “Public Warrant”) which entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The underwriters were granted a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The over-allotment option was not exercised prior to its expiration on April 2, 2018.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement (the “Private Placement”) of 4,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating total proceeds of $6,500,000. In the Private Placement, the Sponsor purchased 4,333,333 Private Placement Warrants. Following the Initial Public Offering and the Private Placement, and after deducting offering expenses, $250,000,000 (including $7,875,000 of deferred underwriting commissions) was placed in a trust account located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (less up to $50,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable by us and any amounts released to us to fund working capital requirements, subject to an annual limit of $250,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception up to March 31, 2018 was in preparation for our Initial Public Offering, and since the offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2018, we had net income of approximately $220,000, which consisted of approximately $365,000 in interest income, offset by approximately $73,000 in general and administrative costs and $72,000 in income tax expense.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2018, we had approximately $1,100,000 in our operating bank account, approximately $365,000 of interest available and working capital of approximately $1,200,000.

Through March 31, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $270,531 in loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the loans from the Sponsor on February 21, 2018.

Following the Initial Public Offering and the Private Placement, $250,000,000 was placed in the Trust Account, including $7,875,000 of deferred underwriting commissions. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us and any amounts released to us to fund working capital requirements, subject to an annual limit of $250,000 and excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes and fund working capital requirements (subject to an annual limit of $250,000 for withdrawals to fund working capital requirements). We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding to be $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from the issuance of the financial statements included in this Quarterly Report. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of shares of our common stock upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

Founder Shares

On December 15, 2017, the Sponsor purchased 7,187,500 shares of our common stock, par value $0.0001 for an aggregate price of $25,000 (the “Founder Shares”). In December 2017 and January 2018, the Sponsor transferred 100,000 Founder Shares to Christopher Wolfe, our Chief Financial Officer, and 30,000 Founder Shares to each of Steven Hochberg, Dr. Susan Weaver, Dr. Mohit Kaushal and Dr. Gregory Sorensen, our independent directors. The initial stockholders agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On April 2, 2018, the over-allotment option expired and an aggregate of 937,500 shares were subsequently forfeited by the initial stockholders.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $6,500,000 in the Private Placement. The Sponsor had agreed that if the over-allotment option was exercised, the Sponsor would have purchased up to an additional 500,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for additional gross proceeds of $750,000.

Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

An affiliate of Deerfield Management Company, L.P, a Delaware series limited partnership (“Deerfield Management”), which is a significant owner of the Sponsor, purchased 2,500,000 Units in the Initial Public Offering at $10.00 per Unit. The underwriters did not receive any underwriting discounts or commissions on the Units purchased by Deerfield Management’s affiliate. In addition, Deerfield Management has indicated an interest to purchase up to an aggregate of $100,000,000 of the Company’s shares of common stock in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, Deerfield Management may determine not to purchase any such shares, or to purchase fewer shares than they have indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares.

Related Party Loans

The Sponsor loaned us an aggregate of $270,531 to cover expenses related to the Initial Public Offering and working capital needs. The loan was non-interest bearing. We repaid this loan on February 21, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, we had no borrowings under the Working Capital Loans.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our final prospectus and Current Report on Form 8-K filed with the SEC on February 16, 2018 and February 27, 2018, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company.

JOBS Act

On April 5, 2012, Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ending March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated February 16, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated February 16, 2018 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the Initial Public Offering, we consummated a Private Placement of 4,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $6,500,000. In the Private Placement, the Sponsor purchased 4,333,333 Private Placement Warrants. The Private Placement Warrants purchased in the Private Placement are substantially similar to the warrants sold in the Initial Public Offering, except that if held by the original holders or their permitted assigns, they (i) may be exercised on a cashless basis, (ii) are not subject to redemption, and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days after the completion of the Company’s initial Business Combination. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

On February 21, 2018, we consummated our Initial Public Offering of 25,000,000 Units, with each Unit consisting of one share of common stock and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or February 21, 2019 and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

The Units in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $250,000,000. Goldman Sachs & Co. LLC and Deutsche Bank Securities Inc. acted as joint book runners for the Initial Public Offering and Leerink Partners acted as co-manager. The securities sold in the Initial Public Offering were registered under the Securities Act on the Company’s registration statement on Form S-1, as amended (File No. 333-222376). The SEC declared the registration statement effective on February 15, 2018.

We paid a total of $4,500,000 in underwriting discounts and commissions and approximately $686,000 for other costs and expenses related to the Initial Public Offering. In addition, Goldman Sachs & Co. LLC and Deutsche Bank Securities Inc. agreed to defer $7,875,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination, if consummated. Concurrent with the closing of our Initial Public Offering, we repaid our Sponsor $270,531 in satisfaction of an outstanding loan.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,875,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement was $256,500,000, of which $250,000,000 (or approximately $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2018.

DFB HEALTHCARE ACQUISITIONS CORP.

/s/ Richard Barasch
Name:	Richard Barasch
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Wolfe
Name:	Christopher Wolfe
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)