Form 10-Q
period 2018-06-30
DFB Healthcare Acquisitions Corp.
filed 2018-08-08
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ☒   No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      ☒    No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2018, 31,250,000 shares of the Company’s common stock, par value $0.0001 per share, were issued and outstanding.

DFB HEALTHCARE ACQUISITIONS CORP.

Form 10-Q

For the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

DFB HEALTHCARE ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$988,718	$119,821
Prepaid expenses	287,734	—
Total current assets	1,276,452	119,821
Deferred offering costs associated with initial public offering	—	190,795
Cash and marketable securities held in Trust Account	251,070,226	—
Total assets	$252,346,678	$310,616

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,106	$60,506
Accrued expenses	20,609	51,563
Franchise tax payable	63,005	—
Notes payable - related parties	—	174,240
Total current liabilities	97,720	286,309
Deferred underwriting commissions	7,875,000	—
Total liabilities	7,972,720	286,309

Commitments and Contingencies
Common stock, $0.0001 par value; 23,937,395 and -0- shares subject to possible redemption at June 30, 2018 and December 31, 2017, respectively	239,373,950	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 7,312,605 and 7,187,500 shares issued and outstanding (excluding 23,937,395 and -0- shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	731	719
Additional paid-in capital	4,089,807	24,281
Retained earnings (accumulated deficit)	909,470	(693)
Total stockholders’ equity	5,000,008	24,307
Total Liabilities and Stockholders’ Equity	$252,346,678	$310,616

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended	For the six months ended
	June 30, 2018	June 30, 2018

General and administrative expenses	$162,633	$213,342
State franchise taxes	71,772	93,590
Loss from operations	(234,405)	(306,932)
Interest income	1,156,639	1,521,548
Income before income tax expense	922,234	1,214,616
Income tax expense	(232,404)	(304,453)
Net income	$689,830	$910,163

Basic and diluted weighted average Public Shares (Note 3) outstanding	25,000,000	25,000,000
Basic and diluted net income per Public Share	$0.03	$0.04
Basic and diluted weighted average Founder Shares (Note 4) outstanding	6,250,000	6,250,000
Basic and diluted net loss per share	$—	$—

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended
June 30, 2018

Cash Flows from Operating Activities:
Net income	$910,163
Adjustments to reconcile net income to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(1,521,548)
Changes in operating assets and liabilities:
Prepaid expenses	(287,734)
Accounts payable	(46,400)
Accrued expenses	(30,954)
Franchise tax payable	63,005
Net cash used in operating activities	(913,468)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(250,000,000)
Interest released from Trust Account	451,322
Net cash used in investing activities	(249,548,678)

Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	96,291
Repayment of notes payable to related parties	(270,531)
Proceeds received from initial public offering	250,000,000
Payment of offering costs	(4,994,717)
Proceeds received from private placement	6,500,000
Net cash provided by financing activities	251,331,043

Net increase in cash	868,897

Cash - beginning of the period	119,821
Cash - end of the period	$988,718

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to equity in connection with the initial public offering	$7,875,000
Deferred offering costs charged to equity upon completion of the initial public offering	$190,795
Change in value of common stock subject to possible redemption	$239,373,950
Founder shares forfeited	$94

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

As of June 30, 2018, the Company had not commenced any operations. All activity for the period from November 22, 2017 (inception) through June 30, 2018 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

At June 30, 2018, the Company had approximately $989,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

DFB HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 21, 2020, (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (less up to $50,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable by the Company and any amounts released to the Company to fund working capital requirements, subject to an annual limit of $250,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

DFB HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Liquidity

As of June 30, 2018, the Company had approximately $989,000 in its operating bank account and working capital of approximately $1,179,000. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4).

Through June 30, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $270,531 in loans from the Sponsor, the proceeds from the consummation of the Private Placement not held in the Trust Account, and interest withdrawn from the Trust Account of approximately $451,000 during the six months ended June 30, 2018 to pay for taxes. The Company fully repaid the loans from the Sponsor on February 21, 2018.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018, or any future period. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements

DFB HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

contained in the Company’s final prospectus and Current Report on Form 8-K filed with the SEC on February 16, 2018 and February 27, 2018, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2018 and December 31, 2017, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the condensed balance sheets.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2018, 23,937,395 shares of

DFB HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The Company’s condensed interim statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Public Shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account for working capital purposes (subject to an annual limit of $250,000), by the weighted average number of Public Shares outstanding for the periods. Net income per common share, basic and diluted for Founder Shares for the three and six months ended June 30, 2018 are calculated by dividing the net income, less income attributable to Public Shares of approximately $1.1 million and $1.5 million, respectively, by the weighted average number of Founder Shares outstanding for the periods.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2018 and December 31, 2017.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

DFB HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

DFB HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

The Company recorded an aggregate of $52,500 and $78,000 in general and administrative expenses in connection with the related agreements in the accompanying condensed interim statements of operations during the three and six months ended June 30, 2018, respectively.

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

DFB HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The underwriters did not receive any underwriting discounts or commissions on the 2,500,000 Units purchased by Deerfield Management in the Initial Public Offering.

Note 6—Stockholders’ Equity

Common Stock— On February 15, 2018, the Company filed its Amended and Restated Certificate of Incorporation to increase its number of authorized common stock to 200,000,000 shares with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2018 and December 31, 2017, there were 32,187,500 and 7,187,500 shares of common stock outstanding, including 23,937,395 and no shares of common stock subject to possible redemption, respectively, and an aggregate of up to 937,500 shares subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On April 2, 2018, the over-allotment option expired, and 937,500 shares were forfeited accordingly.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

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

DFB HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and money market funds held in Trust Account	$251,070,226

Approximately $291 of the balance in the Trust Account was held in cash as of June 30, 2018.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 21, 2020, (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (less up to $50,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable by us and any amounts released to us to fund working capital requirements, which such working capital is subject to an annual limit of $250,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception up to June 30, 2018 was in preparation for our Initial Public Offering, and since the offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended June 30, 2018, we had net income of approximately $690,000, which consisted of approximately $1.2 million in interest income, offset by approximately $163,000 in general and administrative costs, $72,000 in franchise tax expense, and $232,000 in income tax expense.

For the six months ended June 30, 2018, we had net income of approximately $910,000, which consisted of approximately $1.5 million in interest income, offset by approximately $213,000 in general and administrative costs, $94,000 in franchise tax expense, and $304,000 in income tax expense.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2018, we had approximately $989,000 in our operating bank account and working capital of approximately $1,179,000.

Through June 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $270,531 in loans from the Sponsor, the proceeds from the consummation of the Private Placement not held in the Trust Account, and interest withdrawn from the Trust Account of approximately $451,000 during the six months ended June 30, 2018 to pay for taxes. We fully repaid the loans from the Sponsor on February 21, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ending June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of August, 2018.

DFB HEALTHCARE ACQUISITIONS CORP.

/s/ Richard Barasch
Name:	Richard Barasch
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Wolfe
Name:	Christopher Wolfe
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)