Form 10-Q
period 2019-03-31
DFB Healthcare Acquisitions Corp.
filed 2019-05-14
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-38399

DFB HEALTHCARE ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-3677704
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

780 Third Avenue
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 551-1600

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one-third of one Warrant	DFBHU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	DFBH	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	DFBHW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        ☒     No        ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes        ☒     No        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2019, 31,250,000 shares of the Company’s common stock, par value $0.0001 per share, were issued and outstanding.

DFB HEALTHCARE ACQUISITIONS CORP.

Form 10-Q

For the Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DFB HEALTHCARE ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$744,766	$947,098
Prepaid expenses	162,188	158,005
Total current assets	906,954	1,105,103
Cash and marketable securities held in Trust Account	254,324,010	253,019,179
Total assets	$255,230,964	$254,124,282

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,439	$40,774
Accrued expenses	627,098	500,379
Franchise tax payable	50,050	158,240
Income tax payable	286,890	—
Total current liabilities	980,477	699,393
Deferred underwriting commissions	7,875,000	7,875,000
Total liabilities	8,855,477	8,574,393

Commitments and Contingencies
Common stock, $0.0001 par value; 24,137,548 and 24,054,988 shares subject to possible redemption at March 31, 2019 and December 31, 2018, respectively	241,375,480	240,549,880

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 7,112,452 and 7,195,012 shares issued and outstanding (excluding 24,137,548 and 24,054,988 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	711	720
Additional paid-in capital	2,088,297	2,913,888
Retained earnings	2,910,999	2,085,401
Total stockholders’ equity	5,000,007	5,000,009
Total Liabilities and Stockholders’ Equity	$255,230,964	$254,124,282

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2019	2018
General and administrative expenses	$291,443	$50,709
State franchise taxes	49,915	21,818
Loss from operations	(341,358)	(72,527)
Interest income	1,464,039	364,909
Income before income tax expense	1,122,681	292,382
Income tax expense	297,083	72,049
Net income	$825,598	$220,333

Basic and diluted weighted average Public Shares (Note 3) outstanding	25,000,000	25,000,000
Basic and diluted net income per Public Share	$0.03	$0.01
Basic and diluted weighted average Founder Shares (Note 4) outstanding (1)	6,250,000	6,250,000
Basic and diluted net loss per Founder Share	$(0.01)	$—

(1) This number excludes up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 2, 2018, the option is expired, and 937,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three months ended March 31, 2019
			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2018	7,195,012	$720	$2,913,888	$2,085,401	$5,000,009
Common stock subject to possible redemption	(82,560)	(9)	(825,591)	—	(825,600)
Net income	—	—	—	825,598	825,598
Balance - March 31, 2019 (unaudited)	7,112,452	$711	$2,088,297	$2,910,999	$5,000,007

	For the three months ended March 31, 2018
			Additional	Retained earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2017 (1)	7,187,500	$719	$24,281	$(693)	$24,307
Sale of units in initial public offering, net of offering costs	25,000,000	2,500	236,936,988	—	236,939,488
Sale of private placement warrants to Sponsor in private placement	—	—	6,500,000	—	6,500,000
Common stock subject to possible redemption	(23,868,412)	(2,387)	(238,681,733)	—	(238,684,120)
Net income	—	—	—	220,333	220,333
Balance - March 31, 2018 (unaudited) (1)	8,319,088	$832	$4,779,536	$219,640	$5,000,008

(1) This number includes up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 2, 2018, the option is expired, and 937,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$825,598	$220,333
Adjustments to reconcile net income to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(1,463,086)	(364,909)
Changes in operating assets and liabilities:
Prepaid expenses	(4,183)	(199,375)
Accounts payable	(24,335)	(58,865)
Accrued expenses	126,719	(51,563)
Accrued expenses - related parties	—	2,143
Franchise tax payable	(108,190)	—
Income tax payable	286,890	72,049
Net cash used in operating activities	(360,587)	(380,187)

Cash Flows from Investing Activities
Principal deposited in Trust Account	—	(250,000,000)
Interest released from Trust Account	158,255	—
Net cash provided by (used in) investing activities	158,255	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	—	96,291
Repayment of notes payable to related parties	—	(270,531)
Proceeds received from initial public offering	—	250,000,000
Payment of offering costs	—	(4,994,717)
Proceeds received from private placement	—	6,500,000
Net cash provided by financing activities	—	251,331,043

Net change in cash and cash equivalents	(202,332)	950,856

Cash and cash equivalents - beginning of the period	947,098	119,821
Cash and cash equivalents - end of the period	$744,766	$1,070,677

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to equity in connection with the initial public offering	$—	$7,875,000
Deferred offering costs charged to equity upon completion of the initial public offering	$—	$190,795
Value of common stock subject to possible redemption	$—	$238,497,140
Change in value of common stock subject to possible redemption	$825,600	$186,980

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

As of March 31, 2019, the Company had not commenced any operations. All activity for the period from November 22, 2017 (inception) through March 31, 2019 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 4,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $6.5 million (Note 4). The Sponsor had agreed that, had the over-allotment option been exercised, the Sponsor would have purchased up to an additional 500,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant.

Upon the closing of the Initial Public Offering and the Private Placement, $250 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

At March 31, 2019, the Company had approximately $745,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 21, 2020 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (less up to $50,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable by the Company and any amounts released to the Company to fund working capital requirements, subject to an annual limit of $250,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a definitive agreement for a Business Combination, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has sought and will continue to seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Liquidity and Going Concern

As of March 31, 2019, the Company had approximately $745,000 in its operating bank account, and approximately $4.3 million of interest income available to fund a Business Combination (which interest shall be net of taxes payable by the Company and any amounts, subject to an annual limit of $250,000, released to the Company to fund working capital requirements). In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4).

Through March 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $270,531 in loans from the Sponsor, the proceeds from the consummation of the Private Placement not held in the Trust Account, and interest withdrawn from the Trust Account of approximately $1.3 million to pay for tax purposes only. The Company fully repaid the loans from the Sponsor on February 21, 2018.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, or any future period. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the condensed balance sheets.

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 24,137,548 and 24,054,988, respectively, shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 12,666,666 shares of the Company’s common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed interim statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Public Shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account for working capital purposes (subject to an annual limit of $250,000), resulting in a total of approximately $867,000, by the weighted average number of Public Shares outstanding for the period. Net income per common share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to Public Shares by the weighted average number of Founder Shares outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $279,000 and $217,000 respectively, which has a full valuation allowance recorded against it.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2019 and 2018, the Company recorded income tax expense of approximately $297,000 and $72,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2019 was approximately 26.5% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, that, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

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

Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Services Agreements and Reimbursements

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

The Company recorded an aggregate of approximately $52,000 and $25,000 in general and administrative expenses in connection with the related agreements in the accompanying unaudited condensed interim statements of operations during the three months ended March 31, 2019 and 2018, respectively.

Note 5—Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any shares of common stock underlying such securities, will be entitled to registration rights pursuant to a registration rights agreement entered into on February 15, 2018. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 6—Stockholders’ Equity

Common Stock—On February 15, 2018, the Company filed its Amended and Restated Certificate of Incorporation to increase its number of authorized common stock to 200,000,000 shares with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2017, there were 7,187,500 shares of common stock outstanding, including 937,500 shares subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On April 2, 2018, the over-allotment option expired, and 937,500 shares were forfeited accordingly. As of March 31, 2019 and December 31, 2018, there were 31,250,000 shares of common stock outstanding, including 24,137,548 and 24,054,988, respectively, shares of common stock subject to possible redemption.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•    in whole and not in part;

•    at a price of $0.01 per warrant;

•    upon a minimum of 30 days’ prior written notice of redemption; and

•    if, and only if, the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrant shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2019

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$254,324,010

December 31, 2018

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$253,019,179

Approximately $300 and $900 of the balance in the Trust Account was held in cash as of March 31, 2019 and December 31, 2018, respectively.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we”, “us”, “our” or the “Company” are to DFB Healthcare Acquisitions Corp., except where the context requires otherwise. References to our “management” or our “management team” are to our officers and directors, and references to the “Sponsor” are to Deerfield/RAB Ventures, LLC. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Delaware corporation on November 22, 2017 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we have initially focused our search on the healthcare or healthcare related industries.

The registration statement for our initial public offering (“Initial Public Offering”) was declared effective on February 15, 2018. On February 21, 2018, we consummated our Initial Public Offering of 25,000,000 units (“Units”) sold to the public at the price of $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one share of common stock and one-third of one redeemable warrant, each whole warrant entitling the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. The underwriters were granted a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The over-allotment option was not exercised prior to its expiration on April 2, 2018.

Simultaneously with the consummation of our Initial Public Offering, we consummated a private placement (the “Private Placement”) of 4,333,333 warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to our Sponsor, generating total proceeds of $6,500,000. Following our Initial Public Offering and the Private Placement, and after deducting offering expenses, $250,000,000 (including $7,875,000 of deferred underwriting commissions) were placed in a trust account located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

Results of Operations

Our entire activity since November 22, 2017 (inception) through March 31, 2019 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We have increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of approximately $826,000, which consisted of approximately $1,500,000 in interest income, offset by approximately $291,000 in general and administrative expenses, approximately $50,000 in franchise tax expense, and $297,000 in income tax expense.

For the three months ended March 31, 2018, we had net income of approximately $220,000, which consisted of approximately $365,000 in interest income, offset by approximately $51,000 in general and administrative expenses, approximately $22,000 in franchise tax expense, and approximately $72,000 in income tax expense.

Liquidity and Going Concern

As indicated in the accompanying financial statements, as of March 31, 2019, we had approximately $745,000 in our operating bank account, and approximately $4,300,000 of interest income available (which interest shall be net of taxes payable by us and any amounts, subject to an annual limit of $250,000, released to us to fund working capital requirements).

Through March 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $270,531 in loans from our Sponsor, the proceeds from the consummation of the Private Placement not held in the Trust Account, and interest withdrawn from the Trust Account of approximately $1.3 million to pay for tax purposes only. We fully repaid the loans from our Sponsor on February 21, 2018.

Following our Initial Public Offering and the Private Placement, $250,000,000 was placed in the Trust Account, including $7,875,000 of deferred underwriting commissions. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us and any amounts released to us to fund working capital requirements, subject to an annual limit of $250,000, and excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes and fund working capital requirements (subject to an annual limit of $250,000 for withdrawals to fund working capital requirements). To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In connection with our management’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 21, 2020.

Related Party Transactions

Founder Shares

In December 2017, our Sponsor purchased an aggregate of 7,187,500 shares of our common stock, par value $0.0001 per share, for an aggregate purchase price of $25,000 (the “Founder Shares”). In December 2017 and January 2018, our Sponsor transferred 100,000 Founder Shares to Christopher Wolfe, our Chief Financial Officer, and 30,000 Founder Shares to each of our independent directors. Following the expiration of the underwriters’ over-allotment option on April 2, 2018, the holders of the Founder Shares forfeited an aggregate of 937,500 Founder Shares, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after our Initial Public Offering.

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

An affiliate of Deerfield Management Company, L.P, a Delaware series limited partnership (“Deerfield Management”), which is a significant owner of our Sponsor, purchased 2,500,000 Units in our Initial Public Offering at $10.00 per Unit. The underwriters did not receive any underwriting discounts or commissions on the Units purchased by Deerfield Management’s affiliate. In addition, Deerfield Management has indicated an interest to purchase up to an aggregate of $100,000,000 of our shares of common stock in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, Deerfield Management may determine not to purchase any such shares, or to purchase fewer shares than they have indicated an interest in purchasing. Furthermore, we are not under any obligation to sell any such shares.

Related Party Loans

Our Sponsor loaned us an aggregate of $270,531 to cover expenses related to our Initial Public Offering and working capital needs. The loan was non-interest bearing. We repaid this loan on February 21, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, we have had no borrowings under the Working Capital Loans.

Services Agreements and Reimbursements

We entered into an agreement, commencing on February 16, 2018 through the earlier of our consummation of a Business Combination and our liquidation, to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.

We are obligated to pay $7,500 per month to Mr. Wolfe, our Chief Financial Officer, for his services prior to the consummation of the initial Business Combination, subject to the terms of the strategic services agreement.

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We recorded an aggregate of approximately $52,000 and $25,000 in general and administrative expenses in connection with the related agreements in the accompanying statements of operations during the three months ended March 31, 2019 and 2018, respectively.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We had identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 24,137,548 and 24,054,988, respectively, shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 12,666,666 shares of our common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed interim statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for public shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account for working capital purposes (subject to an annual limit of $250,000), resulting in a total of approximately $867,000, by the weighted average number of public shares outstanding for the period. Net income per common share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to public shares by the weighted average number of Founder Shares outstanding for the period.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                      These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DFB HEALTHCARE ACQUISITIONS CORP.

Date: May 14, 2019	/s/ Richard Barasch
	Name:	Richard Barasch
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	/s/ Christopher Wolfe
	Name:	Christopher Wolfe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)