Form 10-Q
period 2019-06-30
DFB Healthcare Acquisitions Corp.
filed 2019-07-31
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, 31,250,000 shares of the Company’s common stock, par value $0.0001 per share, were issued and outstanding.

DFB HEALTHCARE ACQUISITIONS CORP.

Form 10-Q

For the Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DFB HEALTHCARE ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$878,071	$947,098
Prepaid expenses	123,580	158,005
Total current assets	1,001,651	1,105,103
Cash and marketable securities held in Trust Account	254,864,066	253,019,179
Total assets	$255,865,717	$254,124,282

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,656	$40,774
Accrued expenses	2,223,248	500,379
Franchise tax payable	29,814	158,240
Total current liabilities	2,282,718	699,393
Deferred underwriting commissions	7,875,000	7,875,000
Total liabilities	10,157,718	8,574,393

Commitments and Contingencies
Common stock, $0.0001 par value; 24,070,799 and 24,054,988 shares subject to possible redemption at June 30, 2019 and December 31, 2018, respectively	240,707,990	240,549,880

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 7,179,201 and 7,195,012 shares issued and outstanding (excluding 24,070,799 and 24,054,988 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	718	720
Additional paid-in capital	2,755,780	2,913,888
Retained earnings	2,243,511	2,085,401
Total stockholders’ equity	5,000,009	5,000,009
Total Liabilities and Stockholders’ Equity	$255,865,717	$254,124,282

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative expenses	$1,798,965	$162,633	$2,090,408	$213,342
State franchise taxes	50,000	71,772	99,915	93,590
Loss from operations	(1,848,965)	(234,405)	(2,190,323)	(306,932)
Interest income	1,482,088	1,156,639	2,946,127	1,521,548
(Loss) Income before income tax expense	(366,877)	922,234	755,804	1,214,616
Income tax expense	300,611	232,404	597,694	304,453
Net (loss) income	$(667,488)	$689,830	$158,110	$910,163

Basic and diluted weighted average Public Shares (Note 3) outstanding	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income per Public Share	$0.04	$0.03	$0.08	$0.04
Basic and diluted weighted average Founder Shares (Note 4) outstanding	6,250,000	6,250,000	6,250,000	6,250,000
Basic and diluted net loss per Founder Share	$(0.25)	$—	$(0.29)	$—

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the six months ended June 30, 2019
			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2018	7,195,012	$720	$2,913,888	$2,085,401	$5,000,009
Common stock subject to possible redemption	(82,560)	(9)	(825,591)	—	(825,600)
Net income	—	—	—	825,598	825,598
Balance - March 31, 2019 (unaudited)	7,112,452	$711	$2,088,297	$2,910,999	$5,000,007
Common stock subject to possible redemption	66,749	7	667,483	—	667,490
Net loss	—	—	—	(667,488)	(667,488)
Balance - June 30, 2019 (unaudited)	7,179,201	$718	$2,755,780	$2,243,511	$5,000,009

	For the six months ended June 30, 2018
			Additional	Retained earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2017	7,187,500	$719	$24,281	$(693)	$24,307
Sale of units in initial public offering, net of offering costs	25,000,000	2,500	236,936,988	—	236,939,488
Sale of private placement warrants to Sponsor in private placement	—	—	6,500,000	—	6,500,000
Common stock subject to possible redemption	(23,868,412)	(2,387)	(238,681,733)	—	(238,684,120)
Net income	—	—	—	220,333	220,333
Balance - March 31, 2018 (unaudited)	8,319,088	832	4,779,536	219,640	5,000,008
Founder shares forfeited	(937,500)	(94)	94	—	—
Common stock subject to possible redemption	(68,983)	(7)	(689,823)	—	(689,830)
Net income	—	—	—	689,830	689,830
Balance - June 30, 2018 (unaudited)	7,312,605	$731	$4,089,807	$909,470	$5,000,008

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$158,110	$910,163
Adjustments to reconcile net income to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(2,943,302)	(1,521,548)
Changes in operating assets and liabilities:
Prepaid expenses	34,425	(287,734)
Accounts payable	(11,118)	(46,400)
Accrued expenses	1,722,869	(30,954)
Franchise tax payable	(128,426)	63,005
Net cash used in operating activities	(1,167,442)	(913,468)

Cash Flows from Investing Activities
Principal deposited in Trust Account	—	(250,000,000)
Interest released from Trust Account	1,098,415	451,322
Net cash provided by (used in) investing activities	1,098,415	(249,548,678)

Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	—	96,291
Repayment of notes payable to related parties	—	(270,531)
Proceeds received from initial public offering	—	250,000,000
Payment of offering costs	—	(4,994,717)
Proceeds received from private placement	—	6,500,000
Net cash provided by financing activities	—	251,331,043

Net change in cash and cash equivalents	(69,027)	868,897

Cash and cash equivalents - beginning of the period	947,098	119,821
Cash and cash equivalents - end of the period	$878,071	$988,718

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to equity in connection with the initial public offering	$—	$7,875,000
Deferred offering costs charged to equity upon completion of the initial public offering	$—	$190,795
Value of common stock subject to possible redemption	$—	$239,373,950
Change in value of common stock subject to possible redemption	$158,110	$94

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$619,925	$420,000

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

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from November 22, 2017 (inception) through June 30, 2019 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

At June 30, 2019, the Company had approximately $878,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

On July 8, 2019, the Company, AdaptHealth Holdings LLC, a Delaware limited liability company (“Adapt”), BM AH Holdings, LLC, a Delaware limited liability company, Access Point Medical, Inc., a Delaware corporation, DFB Merger Sub LLC, a Delaware limited liability company, AH Representative LLC, a Delaware limited liability company, and, solely for the limited purposes set forth therein, BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, BMSB L.P., a Delaware limited partnership, BlueMountain Fursan Fund L.P., a Cayman Islands exempted limited partnership, and Clifton Bay Offshore Investments, L.P., a British Virgin Islands limited partnership (collectively, the “Blocker Sellers”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Company agreed to combine with Adapt in a transaction (the “Transaction”) that will result in Adapt becoming a partially owned subsidiary of the Company. It is anticipated that the Company will change its name to AdaptHealth Holding Corporation upon the consummation of the Transaction (Note 8).

Liquidity and Going Concern

As of June 30, 2019, the Company had approximately $878,000 in its operating bank account, and approximately $4.9 million of interest income available to fund a Business Combination (which interest shall be net of taxes payable by the Company and any amounts, subject to an annual limit of $250,000, released to the Company to fund working capital requirements). In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4).

Through June 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $270,531 in loans from the Sponsor (which was fully repaid on February 21, 2018), the proceeds from the consummation of the Private Placement not held in the Trust Account, and interest withdrawn from the Trust Account for working capital and tax purposes. The Company withdrew approximately $1.1 million of interest income from the Trust Account in 2018 and 2019 each to pay for tax obligations and working capital purposes. Of the $1.1 million of interest income withdrawn in 2019, $250,000 was for working capital.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, or any future period. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 24,070,799 and 24,054,988, respectively, shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The Company’s unaudited condensed interim statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Public Shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account for working capital purposes (subject to an annual limit of $250,000), resulting in a total of approximately $881,000 and $2.0 million for the three and six months ended June 30, 2019, respectively, by the weighted average number of Public Shares outstanding for the periods. Net loss per common share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to Public Shares by the weighted average number of Founder Shares outstanding for the periods.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

expected to be realized. As of June 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $656,000 and $217,000 respectively, which has a full valuation allowance recorded against it.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2019 and 2018, the Company recorded income tax expense of approximately $301,000 and $598,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the six months ended June 30, 2019 was approximately 79.8% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

The Company recorded an aggregate of approximately $52,500 during the three months ended June 30, 2019 and 2018 each, and approximately $105,000 and $78,000 during the six months ended June 30, 2019 and 2018, respectively, in general and administrative expenses in connection with the related agreements in the accompanying unaudited condensed interim statements of operations.

Note 5—Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any shares of common stock underlying such securities, will be entitled to registration rights pursuant to a registration

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Note 6—Stockholders’ Equity

Common Stock—On February 15, 2018, the Company filed its Amended and Restated Certificate of Incorporation to increase its number of authorized common stock to 200,000,000 shares with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2019 and December 31, 2018, there were 31,250,000 shares of common stock outstanding, including 24,070,799 and 24,054,988 shares of common stock subject to possible redemption, respectively,

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2019

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$254,864,066

December 31, 2018

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$253,019,179

Approximately $1,400 and $900 of the balance in the Trust Account was held in cash as of June 30, 2019 and December 31, 2018, respectively.

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

On July 8, 2019, the Company entered into the Agreement pursuant to which the Company agreed to combine with Adapt in the Transaction that will result in Adapt becoming a partially owned subsidiary of the Company. The merger consideration, aggregating $515 million, consists of up to 51.5 million shares of common stock to be issued by the Company, except that holders of membership interests in Adapt and the Blocker Sellers have the right to receive cash, not to exceed $50.0 million in the aggregate, at the closing of the Transaction, in which case the number of shares to be issued would be reduced by an amount equal to the total amount of cash consideration paid divided by $10.00. Founded in 2012 and headquartered in Plymouth Meeting, PA, Adapt offers a full suite of medical products for both rental and sale, with a focus on respiratory and/or mobility equipment, including CPAP sleep equipment, oxygen equipment, wheelchairs, walkers, and hospital beds. Adapt serves over 1.0 million patients and performs 7,000 deliveries per day across 49 states through more than 150 locations. The consummation of the Transaction is subject to a number of conditions set forth in the Agreement including, among others, receipt of the requisite approval of the stockholders of the Company and the execution of the various transaction agreements. It is anticipated that the Company will change its name to AdaptHealth Holding Corporation upon the consummation of the Transaction.

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

Results of Operations

Our entire activity since November 22, 2017 (inception) through June 30, 2019 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We have increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net loss of approximately $667,000, which consisted of approximately $1.5 million of interest income, offset by approximately $1.8 million in general and administrative expenses, $50,000 in franchise tax expense, and approximately $301,000 in income tax expense.

For the six months ended June 30, 2019, we had net income of approximately $158,000, which consisted of approximately $2.9 million in interest income, offset by approximately $2.1 million in general and administrative expenses, approximately $100,000 in franchise tax expense, and approximately $598,000 in income tax expense.

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

Liquidity and Going Concern

As indicated in the accompanying financial statements, as of June 30, 2019, we had approximately $878,000 in our operating bank account, and approximately $4.9 million of interest income available (which interest shall be net of taxes payable by us and any amounts, subject to an annual limit of $250,000, released to us to fund working capital requirements).

Through June 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $270,531 in loans from our Sponsor, the proceeds from the consummation of the Private Placement not held in the Trust Account, and interest withdrawn from the Trust Account for working capital and tax purposes. We withdrew approximately $1.1 million of interest income from the Trust Account in 2018 and 2019 each to pay for tax obligations and working capital purposes. Of the $1.1 million of interest income withdrawn in 2019, $250,000 was for working capital.

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

We recorded an aggregate of approximately $52,500 during the three months ended June 30, 2019 and 2018 each, and approximately $105,000 and $78,000 during the six months ended June 30, 2019 and 2018, respectively, in general and administrative expenses in connection with the related agreements in the accompanying unaudited condensed interim statements of operations.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 24,070,799 and 24,054,988, respectively, shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Our unaudited condensed interim statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for public shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account for working capital purposes (subject to an annual limit of $250,000), resulting in a total of approximately $881,000 and $2.0 million for the three and six months ended June 30, 2019, respectively, by the weighted average number of public shares outstanding for the period. Net loss per common share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to public shares by the weighted average number of Founder Shares outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, that, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Proposed Business Combination

Subsequent to the quarterly period covered by this Quarterly Report, on July 8, 2019, we, AdaptHealth Holdings LLC, a Delaware limited liability company (“Adapt”), BM AH Holdings, LLC, a Delaware limited liability company, Access Point Medical, Inc., a Delaware corporation, DFB Merger Sub LLC, a Delaware limited liability company, AH Representative LLC, a Delaware limited liability company, and, solely for the limited purposes set forth therein, BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, BMSB L.P., a Delaware limited partnership, BlueMountain Fursan Fund L.P., a Cayman Islands exempted limited partnership, and Clifton Bay Offshore Investments, L.P., a British Virgin Islands limited partnership (collectively, the “Blocker Sellers”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which we agreed to combine with Adapt in a transaction (the “Transaction”) that will result in Adapt becoming our partially owned subsidiary. The merger consideration, aggregating $515 million, consists of up to 51.5 million shares of common stock to be issued by us, except that holders of membership interests in Adapt and the Blocker Sellers have the right to receive cash, not to exceed $50.0 million in the aggregate, at the closing of the Transaction, in which case the number of shares to be issued would be reduced by an amount equal to the total amount of cash consideration paid divided by $10.00. Founded in 2012 and headquartered in Plymouth Meeting, PA, Adapt offers a full suite of medical products for both rental and sale, with a focus on respiratory and/or mobility equipment, including CPAP sleep equipment, oxygen equipment, wheelchairs, walkers, and hospital beds. Adapt serves over 1.0 million patients and performs 7,000 deliveries per day across 49 states through more than 150 locations. The consummation of the Transaction is subject to a number of conditions set forth in the Agreement including, among others, receipt of the requisite approval of our stockholders and the execution of the various transaction agreements. It is anticipated that we will change our name to AdaptHealth Holding Corporation upon the consummation of the Transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DFB HEALTHCARE ACQUISITIONS CORP.

Date: July 31, 2019	/s/ Richard Barasch
	Name:	Richard Barasch
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2019	/s/ Christopher Wolfe
	Name:	Christopher Wolfe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)