Form 10-Q
period 2019-09-30
DFB Healthcare Acquisitions Corp.
filed 2019-11-05
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, 31,250,000 shares of the Company’s common stock, par value $0.0001 per share, were issued and outstanding.

DFB HEALTHCARE ACQUISITIONS CORP.

Form 10-Q

For the Quarter Ended September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DFB HEALTHCARE ACQUISITIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$622,162	$947,098
Prepaid expenses	124,468	158,005
Total current assets	746,630	1,105,103
Cash and marketable securities held in Trust Account	255,880,268	253,019,179
Total assets	$256,626,898	$254,124,282

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,675	$40,774
Accrued expenses	3,125,000	500,379
Franchise tax payable	44,697	158,240
Total current liabilities	3,198,372	699,393
Deferred underwriting commissions	7,875,000	7,875,000
Total liabilities	11,073,372	8,574,393

Commitments and Contingencies
Common stock, $0.0001 par value; 24,055,352 and 24,054,988 shares subject to possible redemption at September 30, 2019 and December 31, 2018, respectively	240,553,520	240,549,880

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 7,194,648 and 7,195,012 shares issued and outstanding (excluding 24,055,352 and 24,054,988 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	719	720
Additional paid-in capital	2,910,249	2,913,888
Retained earnings	2,089,038	2,085,401
Total stockholders’ equity	5,000,006	5,000,009
Total Liabilities and Stockholders’ Equity	$256,626,898	$254,124,282

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative expenses	$1,195,246	$391,160	$3,285,654	$604,502
State franchise taxes	50,000	53,591	149,915	147,181
Loss from operations	(1,245,246)	(444,751)	(3,435,569)	(751,683)
Interest income	1,367,434	1,204,828	4,313,561	2,726,376
Income before income tax expense	122,188	760,077	877,992	1,974,693
Income tax expense	276,661	241,760	874,355	546,213
Net (loss) income	$(154,473)	$518,317	$3,637	$1,428,480

Basic and diluted weighted average Public Shares (Note 3) outstanding	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income per Public Share	$0.04	$0.03	$0.13	$0.07
Basic and diluted weighted average Founder Shares (Note 4) outstanding	6,250,000	6,250,000	6,250,000	6,250,000
Basic and diluted net loss per Founder Share	$(0.19)	$(0.02)	$(0.53)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the nine months ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in		Stockholders’
	Shares	Amount	Capital	Retained Earnings	Equity
Balance - December 31, 2018	7,195,012	$720	$2,913,888	$2,085,401	$5,000,009
Common stock subject to possible redemption	(82,560)	(9)	(825,591)	—	(825,600)
Net income	—	—	—	825,598	825,598
Balance - March 31, 2019 (unaudited)	7,112,452	$711	$2,088,297	$2,910,999	$5,000,007
Common stock subject to possible redemption	66,749	7	667,483	—	667,490
Net loss	—	—	—	(667,488)	(667,488)
Balance - June 30, 2019 (unaudited)	7,179,201	$718	$2,755,780	$2,243,511	$5,000,009
Common stock subject to possible redemption	15,447	1	154,469	—	154,470
Net loss	—	—	—	(154,473)	(154,473)
Balance - September 30, 2019 (unaudited)	7,194,648	$719	$2,910,249	$2,089,038	$5,000,006

	For the nine months ended September 30, 2018
			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2017	7,187,500	$719	$24,281	$(693)	$24,307
Sale of units in initial public offering, net of offering costs	25,000,000	2,500	236,936,988	—	236,939,488
Sale of private placement warrants to Sponsor in private placement	—	—	6,500,000	—	6,500,000
Common stock subject to possible redemption	(23,868,412)	(2,387)	(238,681,733)	—	(238,684,120)
Net income	—	—	—	220,333	220,333
Balance - March 31, 2018 (unaudited)	8,319,088	832	4,779,536	219,640	5,000,008
Founder shares forfeited	(937,500)	(94)	94	—	—
Common stock subject to possible redemption	(68,983)	(7)	(689,823)	—	(689,830)
Net income	—	—	—	689,830	689,830
Balance - June 30, 2018 (unaudited)	7,312,605	731	4,089,807	909,470	5,000,008
Common stock subject to possible redemption	(51,832)	(5)	(518,315)	—	(518,320)
Net income	—	—	—	518,317	518,317
Balance - September 30, 2018 (unaudited)	7,260,773	$726	$3,571,492	$1,427,787	$5,000,005

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$3,637	$1,428,480
Adjustments to reconcile net income to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(4,309,622)	(2,726,376)
Changes in operating assets and liabilities:
Prepaid expenses	33,537	(240,037)
Accounts payable	(12,099)	(46,400)
Accrued expenses	2,624,621	202,217
Franchise tax payable	(113,543)	112,212
Net cash used in operating activities	(1,773,469)	(1,269,904)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(250,000,000)
Interest released from Trust Account	1,448,533	665,756
Net cash provided by (used in) investing activities	1,448,533	(249,334,244)

Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	—	96,291
Repayment of notes payable to related parties	—	(270,531)
Proceeds received from initial public offering	—	250,000,000
Payment of offering costs	—	(4,994,717)
Proceeds received from private placement	—	6,500,000
Net cash provided by financing activities	—	251,331,043

Net change in cash and cash equivalents	(324,936)	726,895

Cash and cash equivalents - beginning of the period	947,098	119,821
Cash and cash equivalents - end of the period	$622,162	$846,716

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to equity in connection with the initial public offering	$—	$7,875,000
Deferred offering costs charged to equity upon completion of the initial public offering	$—	$190,795
Value of common stock subject to possible redemption	$—	$238,497,140
Change in value of common stock subject to possible redemption	$3,640	$876,810
Founder shares forfeited	$—	$94

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$934,925	$630,000

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from November 22, 2017 (inception) through September 30, 2019 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

At September 30, 2019, the Company had approximately $622,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

On July 8, 2019, the Company, AdaptHealth Holdings LLC, a Delaware limited liability company (“Adapt”), BM AH Holdings, LLC, a Delaware limited liability company, Access Point Medical, Inc., a Delaware corporation, DFB Merger Sub LLC, a Delaware limited liability company, AH Representative LLC, a Delaware limited liability company, and, solely for the limited purposes set forth therein, BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, BMSB L.P., a Delaware limited partnership, BlueMountain Fursan Fund L.P., a Cayman Islands exempted limited partnership, and Clifton Bay Offshore Investments, L.P., a British Virgin Islands limited partnership (collectively, the “Blocker Sellers”), entered into an Agreement and Plan of Merger (the “Agreement”), which was later amended on October 15, 2019, pursuant to which the Company agreed to combine with Adapt in a transaction (the “Transaction”) that will result in Adapt becoming a partially owned subsidiary of the Company. It is anticipated that the Company will change its name to AdaptHealth Corp. upon the consummation of the Transaction (Note 8).

Liquidity and Going Concern

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

Through September 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $270,531 in loans from the Sponsor (which was fully repaid on February 21, 2018), the proceeds from the consummation of the Private Placement not held in the Trust Account, and interest withdrawn from the Trust Account for working capital and tax purposes. The Company withdrew approximately $1.4 million and $666,000 of interest income from the Trust Account during the nine months ended September 30, 2019 and 2018, respectively to pay for tax obligations and working capital purposes. Of the $1.4 million of interest income withdrawn in 2019, $250,000 was for working capital.

As of September 30, 2019, the Company had approximately $622,000 in its operating bank account, and approximately $5.9 million of interest income available to fund a Business Combination (which interest shall be net of taxes payable by the Company and any amounts, subject to an annual limit of $250,000, released to the Company to fund working capital requirements), and a working capital deficit of approximately $2.4 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4).  The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company may have insufficient funds available to operate its business through February 21, 2020. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, or any future period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DFB Merger Sub LLC, a Delaware limited liability company, formed on June 17, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $233,000 and $0 in cash equivalents as of September 30, 2019 and December 31, 2018, respectively.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the condensed consolidated balance sheets.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, 24,055,352 and 24,054,988, respectively, shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Private Placement to purchase an aggregate of 12,666,666 shares of the Company’s common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed consolidated interim statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Public Shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account for working capital purposes (subject to an annual limit of $250,000), resulting in a total of approximately $1.0 million and $3.3 million for the three and nine months ended September 30, 2019, respectively, by the weighted average number of Public Shares outstanding for the periods. Net loss per common share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to Public Shares by the weighted average number of Founder Shares outstanding for the periods.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $904,000 and $217,000 respectively, which has a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2019 and 2018, the Company recorded income tax expense of approximately $277,000 and $874,000 in 2019, and approximately $242,000 and $546,000 in 2018, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was approximately 98.0% and 27.7%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, that, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated interim financial statements.

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

The Company recorded an aggregate of $52,500 during the three months ended September 30, 2019 and 2018 each, and $157,500 and $130,000 during the nine months ended September 30, 2019 and 2018, respectively, in general and administrative expenses in connection with the related agreements in the accompanying unaudited condensed consolidated interim statements of operations.

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

Note 6—Stockholders’ Equity

Common Stock—On February 15, 2018, the Company filed its Amended and Restated Certificate of Incorporation to increase its number of authorized common stock to 200,000,000 shares with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2019 and December 31, 2018, there were 31,250,000 shares of common stock outstanding, including 24,055,352 and 24,054,988 shares of common stock subject to possible redemption, respectively,

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2019

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$255,880,268

December 31, 2018

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$253,019,179

Approximately $1,300 and $900 of the balance in the Trust Account was held in cash as of September 30, 2019 and December 31, 2018, respectively.

Note 8—Merger Agreement

On July 8, 2019, the Company, Adapt, BM AH Holdings, LLC, a Delaware limited liability company, Access Point Medical, Inc., a Delaware corporation, DFB Merger Sub LLC, a Delaware limited liability company, AH Representative LLC, a Delaware limited liability company, and, solely for the limited purposes set forth therein, BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, BMSB L.P., a Delaware limited partnership, BlueMountain Fursan Fund L.P., a Cayman Islands exempted limited partnership, and Clifton Bay Offshore Investments, L.P., a British Virgin Islands limited partnership, entered into the Agreement pursuant to which the Company agreed to combine with Adapt in a transaction that will result in Adapt becoming the Company’s partially owned subsidiary. The merger consideration, aggregating $515 million, consists of up to 51.5 million shares of common stock to be issued by the Company, except that holders of membership interests in Adapt and the Blocker Sellers have the right to receive

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

cash, not to exceed $50.0 million in the aggregate, at the closing of the Transaction, in which case the number of shares to be issued would be reduced by an amount equal to the total amount of cash consideration paid divided by $10.00. Founded in 2012 and headquartered in Plymouth Meeting, PA, Adapt offers a full suite of medical products for both rental and sale, with a focus on respiratory and/or mobility equipment, including CPAP sleep equipment, oxygen equipment, wheelchairs, walkers, and hospital beds. Adapt serves over 1.0 million patients and performs 7,000 deliveries per day across 49 states through more than 150 locations. The consummation of the Transaction is subject to a number of conditions set forth in the Agreement including, among others, receipt of the requisite approval of the Company’s stockholders and the execution of the various transaction agreements. It is anticipated that the Company will change its name to AdaptHealth Corp. upon the consummation of the Transaction.

In connection with the execution of the Agreement, the Company, Adapt and certain members of Adapt, entered into a lock-up agreement (the “Lock-up Agreement”). Under the terms of the Lock-up Agreement, such members agreed to certain lock-up arrangements with the Company, pursuant to which: (i) certain of such members will be restricted from selling, transferring or pledging any securities of the Company they receive in connection with the Transaction for a period of nine months from the closing of the Transaction and (ii) certain members of Adapt are restricted from selling, transferring or pledging such securities for a period of either six months or three months from the closing of the Transaction, depending upon whether such member has made a liquidity request as contemplated by Section 7.19 of the Agreement.

On July 8, 2019, the Company entered into a subscription agreement (the “Subscription Agreement”) with Deerfield Private Design Fund IV, L.P. (“Deerfield”), pursuant to which Deerfield agreed to purchase, and the Company agreed to sell to Deerfield, between 5,000,000 and 10,000,000 shares of common stock of the Company (the “PIPE Shares”), depending on the amount of cash available to the Company immediately prior to the consummation of the Transaction, for a purchase price of $10.00 per share, in a private placement. Deerfield also agreed that it would (i) continue to own, through the consummation of the Transaction, the 2.5 million shares of the Company’s common stock it purchased in the Company’s initial public offering; (ii) not exercise its redemption rights with respect to any of such shares; and (iii) vote such shares in favor of the Transaction and any other proposals of the Company set forth in the proxy statement to be filed by the Company in connection with the Transaction. The closing of the sale of the PIPE Shares will be contingent upon the substantially concurrent consummation of the Transaction and the satisfaction of other customary closing conditions. The PIPE Shares will be subject to a “lock-up” provision, pursuant to which they may not be sold or otherwise transferred for a period of nine months after the closing date of the Subscription Agreement. Deerfield will have registration rights with respect to the PIPE Shares pursuant to the terms of a registration rights agreement. No fees or other compensation was paid or will be payable to Deerfield or any third parties in consideration of Deerfield entering into the Subscription Agreement. Following the date of the Agreement, subject to the terms and conditions of the Agreement, the Company may enter into additional PIPE subscription agreements.

In connection with the Transaction, the Company, Adapt, and the Sponsor entered into a letter agreement (the “Assignment Letter Agreement”) pursuant to which the Sponsor will, immediately prior to the consummation of the Transaction, transfer and assign to Adapt (or such other equityholder or employee of Adapt as Adapt may designate prior to the consummation of the Transaction), 2,500,000 shares of the Company’s common stock and 1,733,333 warrants to purchase shares of the Company’s common stock (with each warrant exercisable for one-third of a share of the Company’s common stock).

On October 15, 2019, the Company entered into Amendment No. 1 (the “Amendment”) to the Agreement which, among other things, (i) removes the minimum cash closing condition contained in the Agreement, (ii) adds a new condition to the closing of the Transaction (the “Closing”) with respect to the absence, since the date of the Amendment, of the commencement of an investigation, review or other action concerning a material violation of healthcare law against Adapt by certain regulatory authorities, (iii) adds a provision obligating the Clifton Bay Offshore Investments, L.P. to indemnify the Company against liabilities of the Access Point Medical, Inc., including tax liabilities, arising prior to the Closing and (iv) amend and restate the forms of the amended and restated certificate of incorporation of the Company to be adopted at the Closing and of the tax receivables agreement to be entered into at the Closing.

In connection with the Amendment, on October 15, 2019, the Company, Deerfield and RAB Ventures (DFB) LLC (“RAB Ventures”) entered into an amended and restated subscription agreement (the “A&R Subscription Agreement”), which amends and restates in its entirety the Subscription Agreement, pursuant to which Deerfield had agreed to purchase, and the Company had agreed to sell to Deerfield, between 5,000,000 and 10,000,000 PIPE Shares, depending on the amount of cash available to the Company immediately prior to the Closing (the “Available Cash”), for a purchase price of $10.00 per share, in a private placement. Pursuant to the A&R Subscription Agreement, the number of PIPE Shares to be purchased will be between 5,000,000 and 12,500,000, depending on the amount of Available Cash. If the Available Cash is $75 million or less, then the total number of PIPE Shares to be purchased will equal 12,500,000. If the Available Cash is more than $75 million but less than $100 million, then the total number of PIPE Shares to be purchased will be such number between 10,000,000 and 12,500,000 as is selected by Deerfield in its sole discretion. If the Available Cash is between $100 million and $200 million, then the total number of PIPE

DFB HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Shares to be purchased will equal 10,000,000. If the Available Cash is more than $200 million, then the total number of PIPE Shares to be purchased will be such number of shares of the Company’s common stock (rounded up to the nearest whole number) equal to (A) $300 million minus the amount of Available Cash, divided by (B) ten; provided that in no event will the number of shares purchased be less than 5,000,000. If the total number of PIPE Shares to be purchased is 10,000,000 or less, then Deerfield will purchase all of the PIPE Shares, and if the total number of PIPE Shares to be purchased is more than 10,000,000, then Deerfield will purchase 10,000,000 of the PIPE Shares plus 96% of the PIPE Shares in excess of 10,000,000, and RAB Ventures will purchase the remaining PIPE Shares. RAB Ventures is an entity that is controlled by Richard Barasch, the Company’s President, Chief Executive Officer and Chairman and is one of the members of the Sponsor. Pursuant to the A&R Subscription Agreement, the PIPE Shares will be subject to a “lock-up” provision, pursuant to which they may not be sold or otherwise transferred for a period of time following the Closing. The term of such lock-up period will be nine months for 7,500,000 PIPE Shares purchased by Deerfield, and three months for any other PIPE Shares purchased in excess of that amount by either Deerfield or RAB Ventures. Deerfield (and RAB Ventures, if it purchases any PIPE Shares) will have registration rights with respect to the PIPE Shares pursuant to the terms of a registration rights agreement.

In connection with the Amendment, on October 15, 2019, the Company, Adapt and the Sponsor entered into an amended and restated letter agreement (the “A&R Assignment Letter Agreement”), which amends and restates in its entirety the Assignment Letter Agreement. Pursuant to the A&R Assignment Letter Agreement, the Sponsor will, immediately prior to the Closing, transfer and assign to Adapt (or such equityholders or employees of Adapt as Adapt may designate prior to the Closing), for no consideration, between 2,437,500 and 2,500,000 of the shares of the Company’s common stock and between 1,690,000 and 1,733,333 of the warrants to purchase shares of the Company’s common stock held by the Sponsor. The number of shares and warrants to be transferred will be determined based on the number of PIPE Shares purchased pursuant to the A&R Subscription Agreement. If the number of PIPE Shares purchased is 10,000,000 or less, then 2,500,000 shares and 1,733,333 warrants will be transferred. If the number of PIPE Shares purchased is 12,500,000, then 2,437,500 shares and 1,690,000 warrants will be transferred. If the number of PIPE Shares is more than 10,000,000 but less than 12,500,000, then the number of shares and warrants will be calculated on a pro rata basis, based on the number of PIPE Shares purchased in excess of 10,000,000. A portion of the shares to be transferred pursuant to the A&R Assignment Letter Agreement may be transferred by the Company’s executive officers and/or directors instead of the Sponsor.

In connection with the proposed Transaction, the Company filed a preliminary proxy statement with the SEC relating to the Transaction on August 19, 2019. the Company subsequently filed Amendment No. 1 and Amendment No. 2 to the preliminary proxy statement with the SEC on September 24, 2019 and Amendment No. 3 to the preliminary proxy statement on October 15, 2019. The Company filed the definitive proxy statement with the SEC relating to the Transaction on October 23, 2019 and mailed it to the Company’s stockholders on October 25, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we”, “us”, “our” or the “Company” are to DFB Healthcare Acquisitions Corp., except where the context requires otherwise. References to our “management” or our “management team” are to our officers and directors, and references to the “Sponsor” are to Deerfield/RAB Ventures, LLC. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.

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

On July 8, 2019, we, AdaptHealth Holdings LLC, a Delaware limited liability company (“Adapt”), BM AH Holdings, LLC, a Delaware limited liability company, Access Point Medical, Inc., a Delaware corporation, DFB Merger Sub LLC, a Delaware limited liability company, AH Representative LLC, a Delaware limited liability company, and, solely for the limited purposes set forth therein, BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, BMSB L.P., a Delaware limited partnership, BlueMountain Fursan Fund L.P., a Cayman Islands exempted limited partnership, and Clifton Bay Offshore Investments, L.P., a British Virgin Islands limited partnership (collectively, the “Blocker Sellers”), entered into an Agreement and Plan of Merger (the “Agreement”), which was later amended on October 15, 2019, pursuant to which we agreed to combine with Adapt in a transaction (the

“Transaction”) that will result in Adapt becoming a partially owned subsidiary of our company. It is anticipated that we will change its name to AdaptHealth Corp. upon the consummation of the Transaction.

Results of Operations

Our entire activity since November 22, 2017 (inception) through September 30, 2019 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We have increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net loss of approximately $154,000, which consisted of approximately $1.4 million of interest income, offset by approximately $1.2 million in general and administrative expenses, $50,000 in franchise tax expense, and approximately $277,000 in income tax expense.  Of the $1.2 million in general and administrative expenses, approximately $972,000 was in connection with the Transaction.

For the nine months ended September 30, 2019, we had net income of approximately $3,600, which consisted of approximately $4.3 million in interest income, offset by approximately $3.3 million in general and administrative expenses, approximately $150,000 in franchise tax expense, and approximately $874,000 in income tax expense.  Of the $3.3 million in general and administrative expenses, approximately $2.6 million was in connection with the Transaction.

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

Liquidity and Going Concern

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

Through September 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $270,531 in loans from our Sponsor, the proceeds from the consummation of the Private Placement not held in the Trust Account, and interest withdrawn from the Trust Account for working capital and tax purposes. We withdrew approximately $1.4 million and $666,000 of interest income from the Trust Account during the nine months ended September 30, 2019 and 2018, respectively to pay for tax obligations and working capital purposes. Of the $1.4 million of interest income withdrawn in 2019, $250,000 was for working capital.

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

As indicated in the accompanying financial statements, as of September 30, 2019, we had approximately $622,000 in our operating bank account, and approximately $5.9 million of interest income available (which interest shall be net of taxes payable by us and any amounts, subject to an annual limit of $250,000, released to us to fund working capital requirements), and a working capital deficit of approximately $2.4 million.  In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).  We have incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, we may have insufficient funds available to operate our business through February 21, 2020. Following the initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

We recorded an aggregate of $52,500 during the three months ended September 30, 2019 and 2018 each, and $157,500 and $130,000 during the nine months ended September 30, 2019 and 2018, respectively, in general and administrative expenses in connection with the related agreements in the accompanying unaudited condensed consolidated interim statements of operations.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, 24,055,352 and 24,054,988, respectively, shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Our unaudited condensed consolidated interim statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for public shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account for working capital purposes (subject to an annual limit of $250,000), resulting in a total of approximately $1.0 million and $3.3 million for the three and nine months ended September 30, 2019, respectively, by the weighted average number of public shares outstanding for the period. Net loss per common share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to public shares by the weighted average number of Founder Shares outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, that, if currently adopted, would have a material effect on our unaudited condensed consolidated interim financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Proposed Business Combination

On July 8, 2019, we, AdaptHealth Holdings LLC, a Delaware limited liability company (“Adapt”), BM AH Holdings, LLC, a Delaware limited liability company (the “BM Blocker”), Access Point Medical, Inc., a Delaware corporation (the “A Blocker”), DFB Merger Sub LLC, a Delaware limited liability company (“Merger Sub”), AH Representative LLC, a Delaware limited liability company (the “Company Unitholders’ Representative”), and, solely for the limited purposes set forth therein, BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, BMSB L.P., a Delaware limited partnership, BlueMountain Fursan Fund L.P., a Cayman Islands exempted limited partnership (collectively, the “BM Blocker Sellers”), and Clifton Bay Offshore Investments, L.P., a British Virgin Islands limited partnership (the “A Blocker Seller” and together with the BM Blocker Sellers, the “Blocker Sellers”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which we agreed to combine with Adapt in a transaction (the “Transaction”) that will result in Adapt becoming our partially owned subsidiary. The merger consideration, aggregating $515 million, consists of up to 51.5 million shares of common stock to be issued by us, except that holders of membership interests in Adapt and the Blocker Sellers have the right to receive cash, not to exceed $50.0 million in the aggregate, at the closing of the Transaction, in which case the number of shares to be issued would be reduced by an amount equal to the total amount of cash consideration paid divided by $10.00. Founded in 2012 and headquartered in Plymouth Meeting, PA, Adapt offers a full suite of medical products for both rental and sale, with a focus on respiratory and/or mobility equipment, including CPAP sleep equipment, oxygen equipment, wheelchairs, walkers, and hospital beds. Adapt serves over 1.0 million patients and performs 7,000 deliveries per day across 49 states through more than 150 locations. The consummation of the Transaction is subject to a number of conditions set forth in the Agreement including, among others, receipt of the requisite approval of our stockholders and the execution of the various transaction agreements. It is anticipated that we will change our name to AdaptHealth Corp. upon the consummation of the Transaction.

In connection with the execution of the Agreement, the Company, Adapt and certain members of Adapt, entered into a lock-up agreement (the “Lock-up Agreement”). Under the terms of the Lock-up Agreement, such members agreed to certain lock-up arrangements with the Company, pursuant to which: (i) certain of such members will be restricted from selling, transferring or pledging any securities of the Company they receive in connection with the Transaction for a period of nine months from the closing of the Transaction and (ii) certain members of Adapt are restricted from selling, transferring or pledging such securities for a period of either six months or three months from the closing of the Transaction, depending upon whether such member has made a liquidity request as contemplated by Section 7.19 of the Agreement.

On July 8, 2019, the Company entered into a subscription agreement (the “Subscription Agreement”) with Deerfield Private Design Fund IV, L.P. (“Deerfield”), pursuant to which Deerfield agreed to purchase, and the Company agreed to sell to Deerfield, between 5,000,000 and 10,000,000 shares of common stock of the Company (the “PIPE Shares”), depending on the amount of cash available to the Company immediately prior to the consummation of the Transaction, for a purchase price of $10.00 per share, in a private placement. Deerfield also agreed that it would (i) continue to own, through the consummation of the Transaction, the 2.5 million shares of the Company’s common stock it purchased in the Company’s initial public offering; (ii) not exercise its redemption rights with respect to any of such shares; and (iii) vote such shares in favor of the Transaction and any other proposals of the Company set forth in the proxy statement to be filed in connection with the Transaction. The closing of the sale of the PIPE Shares will be contingent upon the substantially concurrent consummation of the Transaction and the satisfaction of other customary closing conditions. The PIPE Shares will be subject to a “lock-up” provision, pursuant to which they may not be sold or otherwise transferred for a period of nine months after the closing date of the Subscription Agreement. Deerfield will have registration rights with respect to the PIPE Shares pursuant to the terms of a registration rights agreement. No fees or other compensation was paid or will be payable to Deerfield or any third parties in consideration of Deerfield entering into the Subscription Agreement. Following the date of the Agreement, subject to the terms and conditions of the Agreement, the Company may enter into additional PIPE subscription agreements.

In connection with the Transaction, the Company, Adapt, and our Sponsor entered into a letter agreement (the “Assignment Letter Agreement”) pursuant to which the Sponsor will, immediately prior to the consummation of the Transaction, transfer and assign to Adapt (or such other equityholder or employee of Adapt as Adapt may designate prior to the consummation of the Transaction), 2,500,000 shares of the Company’s common stock and 1,733,333 warrants to purchase shares of the Company’s common stock (with each warrant exercisable for one-third of a share of the Company’s common stock).

On October 15, 2019, we entered into Amendment No. 1 (the “Amendment”) to the Agreement which, among other things, (i) removes the minimum cash closing condition contained in the Agreement, (ii) adds a new condition to the closing of the Transaction (the “Closing”) with respect to the absence, since the date of the Amendment, of the commencement of an investigation, review or other action concerning a material violation of healthcare law against Adapt by certain regulatory authorities, (iii) adds a provision obligating the Clifton Bay Offshore Investments, L.P. to indemnify the Company against liabilities of the Access Point Medical, Inc., including tax liabilities, arising prior to the Closing and (iv) amend and restate the forms of the amended and restated certificate of incorporation of the Company to be adopted at the Closing and of the tax receivables agreement to be entered into at the Closing.

In connection with the Amendment, on October 15, 2019, the Company, Deerfield and RAB Ventures (DFB) LLC (“RAB Ventures”) entered into an amended and restated subscription agreement (the “A&R Subscription Agreement”), which amends and restates in its entirety the Subscription Agreement, pursuant to which Deerfield had agreed to purchase, and the Company had agreed to sell to Deerfield, between 5,000,000 and 10,000,000 PIPE Shares, depending on the amount of cash available to the Company immediately prior to the Closing (the “Available Cash”), for a purchase price of $10.00 per share, in a private placement. Pursuant to the A&R Subscription Agreement, the number of PIPE Shares to be purchased will be between 5,000,000 and 12,500,000, depending on the amount of Available Cash. If the Available Cash is $75 million or less, then the total number of PIPE Shares to be purchased will equal 12,500,000. If the Available Cash is more than $75 million but less than $100 million, then the total number of PIPE Shares to be purchased will be such number between 10,000,000 and 12,500,000 as is selected by Deerfield in its sole discretion. If the Available Cash is between $100 million and $200 million, then the total number of PIPE Shares to be purchased will equal 10,000,000. If the Available Cash is more than $200 million, then the total number of PIPE Shares to be purchased will be such number of shares of the Company’s common stock (rounded up to the nearest whole number) equal to (A) $300 million minus the amount of Available Cash, divided by (B) ten; provided that in no event will the number of shares purchased be less than 5,000,000. If the total number of PIPE Shares to be purchased is 10,000,000 or less, then Deerfield will purchase all of the PIPE Shares, and if the total number of PIPE Shares to be purchased is more than 10,000,000, then Deerfield will purchase 10,000,000 of the PIPE Shares plus 96% of the PIPE Shares in excess of 10,000,000, and RAB Ventures will purchase the remaining PIPE Shares. RAB Ventures is an entity that is controlled by Richard Barasch, DFB’s President, Chief Executive Officer and Chairman and is one of the members of our Sponsor. Pursuant to the A&R Subscription Agreement, the PIPE Shares will be subject to a “lock-up” provision, pursuant to which they may not be sold or otherwise transferred for a period of time following the Closing. The term of such lock-up period will be nine months for 7,500,000 PIPE Shares purchased by Deerfield, and three months for any other PIPE Shares purchased in excess of that amount by either Deerfield or RAB Ventures. Deerfield (and RAB Ventures, if it purchases any PIPE Shares) will have registration rights with respect to the PIPE Shares pursuant to the terms of a registration rights agreement.

In connection with the Amendment, on October 15, 2019, the Company, Adapt and the Sponsor entered into an amended and restated letter agreement (the “A&R Assignment Letter Agreement”), which amends and restates in its entirety the Assignment Letter

Agreement. Pursuant to the A&R Assignment Letter Agreement, the Sponsor will, immediately prior to the Closing, transfer and assign to Adapt (or such equityholders or employees of Adapt as Adapt may designate prior to the Closing), for no consideration, between 2,437,500 and 2,500,000 of the shares of the Company’s common stock and between 1,690,000 and 1,733,333 of the warrants to purchase shares of the Company’s common stock held by the Sponsor. The number of shares and warrants to be transferred will be determined based on the number of PIPE Shares purchased pursuant to the A&R Subscription Agreement. If the number of PIPE Shares purchased is 10,000,000 or less, then 2,500,000 shares and 1,733,333 warrants will be transferred. If the number of PIPE Shares purchased is 12,500,000, then 2,437,500 shares and 1,690,000 warrants will be transferred. If the number of PIPE Shares is more than 10,000,000 but less than 12,500,000, then the number of shares and warrants will be calculated on a pro rata basis, based on the number of PIPE Shares purchased in excess of 10,000,000. A portion of the shares to be transferred pursuant to the A&R Assignment Letter Agreement may be transferred by the Company’s executive officers and/or directors instead of the Sponsor.

In connection with the proposed Transaction, the Company filed a preliminary proxy statement with the SEC relating to the Transaction on August 19, 2019. the Company subsequently filed Amendment No. 1 and Amendment No. 2 to the preliminary proxy statement with the SEC on September 24, 2019 and Amendment No. 3 to the preliminary proxy statement on October 15, 2019. The Company filed the definitive proxy statement with the SEC relating to the Transaction on October 23, 2019 and mailed it to the Company’s stockholders on October 25, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
2.1

Agreement and Plan of Merger, dated as of July 8, 2019, by and among the Company, Adapt, BM Blocker, A Blocker, Merger Sub, Company Unitholders’ Representative and, solely for purposes of Section 7.20, BM Blocker Sellers, and solely for purposes of Section 7.21, the A Blocker Seller (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38399) filed with the SEC on July 12, 2019).

2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 15, 2019, by and among the Company, Adapt, BM Blocker, A Blocker, Merger Sub, Company Unitholders’ Representative, BM Blocker Sellers, and the A Blocker Seller (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-38399) filed with the SEC on October 17, 2019).

10.1

Form of Lock-up Agreement, dated as of July 8, 2019, by and among the Company, Adapt and certain members of Adapt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38399) filed with the SEC on July 12, 2019).

10.2

Subscription Agreement, dated as of July 8, 2019, by and among the Company and Deerfield (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38399) filed with the SEC on July 12, 2019).

10.3

Assignment Agreement, dated as of July 8, 2019, by and among the Company, Adapt and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38399) filed with the SEC on July 12, 2019).

10.4

Amended and Restated Subscription Agreement, dated as of October 15, 2019, by and among the Company, Deerfield and RAB Ventures (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38399) filed with the SEC on October 17, 2019).

10.5

Amended and Restated Assignment Letter Agreement, dated as of October 15, 2019, by and among the Company, Adapt and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38399) filed with the SEC on October 17, 2019).

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

DFB HEALTHCARE ACQUISITIONS CORP.

Date: November 5, 2019	/s/ Richard Barasch
	Name:	Richard Barasch
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019	/s/ Christopher Wolfe
	Name:	Christopher Wolfe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)