Form 10-K
period 2019-12-31
AdaptHealth Corp.
filed 2020-03-06
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001‑38399

AdaptHealth Corp.

(Exact name of registrant as specified in its charter)

Delaware	82‑3677704
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

220 West Germantown Pike Suite 250, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (610)  630‑6357

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Class A Common Stock, par value $0.0001 per share	AHCO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐ No ☒

As of June 28, 2019, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Class A Common Stock, par value $0.0001 per share, held by non-affiliates of the Registrant, computed based on the closing sale price of $10.13 per share on June 28, 2019, as reported by The Nasdaq Stock Market LLC, was approximately $253.3 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. As of March 3, 2020, there were 42,247,356 shares of the Registrant’s Class A Common Stock issued and outstanding and 31,063,799 shares of the Registrant’s Class B Common Stock issued and outstanding.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than April 29, 2020.

CAUTIONARY STATEMENT

In this Annual Report on Form 10-K, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the documents incorporated by reference herein, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. These statements may be preceded by, followed by or include the words "may," "might," "will," "will likely result," "should," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "continue," "target" or similar expressions.

These forward-looking statements are based on information available to us as of the date they were made, and involve a number of risks and uncertainties which may cause them to turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward- looking statements. Some factors that could cause actual results to differ include:

•	the ability to maintain the listing of our Class A Common Stock on Nasdaq;
•	competition and the ability of our business to grow and manage growth profitably;
•	changes in applicable laws or regulations;
•	fluctuations in the U.S. and/or global stock markets;
•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
•	other risks and uncertainties set forth in this Form 10-K, as well as all documents incorporated by reference herein.

PART I

Item 1. Business

We are a leading provider of home healthcare equipment, supplies and related services in the United States. We focus primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) home medical equipment  (“HME”) to patients discharged from acute care and other facilities, (iii) oxygen and related chronic therapy services in the home and (iv) other HME medical devices and supplies on behalf of chronically ill patients with diabetes care, wound care, urological, ostomy and nutritional supply needs. We service beneficiaries of Medicare, Medicaid and commercial payors. As of December  31, 2019, we serviced approximately 1.2 million patients annually in 49 states through our network of 173 locations in 35 states. Following our acquisition of the Patient Care Solutions business (“PCS”) from McKesson Corporation in January 2020, we service approximately 1.4 million patients annually in all 50 states through our network of 187 locations in 38 states. Our principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

We were originally formed in November 2017 as a special purpose acquisition company under the name DFB Healthcare Acquisitions Corp. for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. On November 8, 2019, we completed our initial business combination, (the “Business Combination”) with AdaptHealth Holdings LLC  (“AdaptHealth Holdings”), a Delaware limited liability company, pursuant to an Agreement and Plan of Merger, dated as of July 8, 2019 (as amended, the "Merger Agreement”), by and among DFB Healthcare Acquisitions Corp. a Delaware corporation (DFB Healthcare Acquisitions Corp. prior to the Business Combination is referred to herein as “DFB”), DFB Merger Sub LLC, a Delaware limited liability company (the “Merger Sub”), our wholly owned subsidiary, AdaptHealth Holdings LLC, AH Representative LLC (the “AdaptHealth Holdings Unitholders’ Representative”), BM AH Holdings, LLC, Access Point Medical Inc. (together the “Blocker Companies”) and, solely for the purposes described therein, Clifton Offshore Investments L.P.,  a British Virgin Islands limited partnership (the “A Blocker Seller”), BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, BMSB L.P. a Delaware limited partnership, BlueMountain Fursan Fund L.P. a Cayman Islands exempted limited partnership (collectively, the “BM Blocker Sellers” and together with the A Blocker Seller, the “Blocker Sellers”). The transactions contemplated by the Merger Agreement are collectively referred to herein as the "Business Combination". As part of the Business Combination, we changed our name from DFB Healthcare Acquisitions Corp. to AdaptHealth Corp. (“we”, “us”, “our”, “AdaptHealth” or the “Company”). Refer to Note 11, Stockholders’ Equity, included in our consolidated financial statements for the year ended December 31, 2019 included in this report for additional information.

Industry Overview

The HME industry provides critical medical products and recurring supply services, designed to improve quality of life, to patients in their homes. The HME industry allows patients with complex and chronic conditions to transition to their homes and achieve a greater level of independence, which is often lost in facility-based settings. While the industry has traditionally treated outpatient and lower acuity ailments, recent technological improvements have helped make higher acuity treatment more affordable and, in turn, have allowed the industry to shift to the treatment of more advanced acute ailments. The equipment and supplies that HME providers deliver can include respiratory products, mobility, diabetes management, nutritional and other general home needs (bathroom needs, nutritional needs, hospital beds, etc.).

According to the Centers for Medicare & Medicaid Services (“CMS”), the HME industry has grown from $40 billion in 2010 to $56 billion in 2018 (representing a 4.3% CAGR), of which the Company estimates its total addressable market for its sleep therapy, oxygen services, mobility products and hospice HME business lines to be approximately $12 billion to $15 billion in 2018. During that time Medicaid data shows a continued shift of long-term services and supports spending into the home, with 57% of that spending going to home and community-based services in 2016. According to CMS, the HME market is projected to continue to grow at a 6.1% CAGR over the next nine years. As a result of the acquisition of the diabetic, wound care, ostomy and urological supplies business of PCS in January 2020, the Company believes it has more than doubled its addressable market to more than $25 billion.  Primary drivers of continued market growth include:

•

Aging U.S. Population:  The population of adults aged 65 and older in the U.S., a significant group of end users of AdaptHealth’s products and services, is expected to continue to grow and thus grow AdaptHealth’s market opportunity. According to CMS, in the U.S., the population of adults between the ages of 65 and 84 is expected to grow at a 2.5% CAGR through 2030, while the population of adults over 85 is projected to grow at a 2.9% CAGR during that same time period. Not only is the elderly population expected to grow, but it is also expected to make up a larger percentage of the total U.S. population. According to the U.S. Census Bureau, the U.S. geriatric population was approximately 15% of the total population in 2014 and is expected to grow to approximately 24% of the total population by 2060. This growth emphasizes the need for companies such as AdaptHealth to provide efficient and effective equipment to a patient’s home, shortening the amount of time that the patient population spends in an inpatient setting.

•

Increasing Prevalence of Chronic Conditions:  HME is necessary to help treat significant health issues affecting millions of Americans. For example, chronic obstructive pulmonary disease was the third leading cause of death in the U.S. in 2014 with over 15 million reported diagnoses, according to the Centers for Disease Control and Prevention (“CDC”). Congestive heart failure (“CHF”), another condition where HME plays a role in successful treatment, impacts more than five million Americans, according to the CDC. The CDC also estimates that more than 9% of the US population suffers from diabetes. Finally, according to the American Sleep Apnea Association, OSA affects 20 million people across the nation, with 15 million undiagnosed, including many individuals younger than 65 years old. As these conditions continue to increase in prevalence, AdaptHealth expects that the demand within the HME industry for suppliers, such as AdaptHealth, will grow with it, positioning AdaptHealth to be able to expand its market reach and penetration.

•

Advancements in Technology:  Continuing development of technology and supply logistics has enabled more efficient and effective delivery of care in the home along with the collection of data that can be used for ongoing treatment. This, in turn, has helped grow AdaptHealth’s total addressable market. With improvements in technology, physicians are often able to monitor patients’ adherence to prescribed therapy which previously required admission to a facility. With the advancement of technology, physicians are more confident in shifting care to a patient’s home and patients are more comfortable receiving care in this setting.

•

Increasing Prevalence of and Preference for In-Home Treatments:  The number of conditions that can be treated in the home continues to grow, with recent additions including chronic wound care, sleep testing, dialysis and chemotherapy. In-home care is also increasingly becoming the preferred method of treatment, particularly for the elderly population. According to the AARP Public Policy Institute, 90% of patients over age 55 have indicated a preference to receive care in the home rather than in an institutional setting. Patient preference is supported by data that has shown that the efficacy of home care is often equivalent to that of facility-based care. The home setting provides comfort and convenience for a population that often faces barriers to receiving effective traditional treatment, such as transportation and adherence. By bringing the care to them, the elderly population can maintain a higher quality of life while still receiving high-quality care and equipment. As a result, more companies within the healthcare industry that are primarily facility-based are beginning to shift towards in-home offerings.

•

Home Care is the Lowest Cost Setting:    Not only is in-home care typically just as effective as care delivered in a facility-based setting, but it has also proven to be more cost effective. The cost-effectiveness of in-home care is particularly important within the context of government pressures to lower the cost of care, pushing payors, such as Medicare and Medicaid, and clinicians to seek care settings that are less costly than hospitals and inpatient facilities. On a daily basis, home healthcare has been estimated by Cain Brothers & Company, LLC to be approximately seven times less expensive than care provided in skilled nursing facilities, the closest acuity site of care. Home care generally offers a significant cost reduction opportunity relative to facility-based care without sacrificing quality.

Business Strategy

AdaptHealth’s strategy is to grow its revenue while expanding margins through targeted strategies for organic growth as well as opportunistic acquisitions that take advantage of AdaptHealth’s scalable, integrated technology platform.

•

Drive Market Share Gains in the HME Market:  AdaptHealth plans to leverage its technological and clinical advantages as well as its relationships with key constituents across the HME supply chain to deepen its presence in the HME market. AdaptHealth has built a strong network of highly diversified referral relationships that its sales force will continue to grow to help expand market penetration in certain geographies. Primary referral sources include acute care hospitals, sleep laboratories, pulmonologist offices, skilled nursing facilities and hospice operators, with no one source accounting for greater than 2% of its revenue as of December 31, 2019. AdaptHealth believes that maintaining and broadening these relationships will drive organic growth. AdaptHealth’s ability to provide many products across its contracted payors is particularly valuable, especially to providers and facilities that discharge patients with a variety of product needs and insurance coverages. While some of its HME competitors focus on certain specific product lines, AdaptHealth is able to offer a wide array of products to its customers. AdaptHealth believes that its strong referral relationships and its broad product portfolio will help drive market share growth.

•

Grow through Acquisitions:    The HME industry is highly fragmented, with more than 6,000 unique suppliers. AdaptHealth believes that ongoing reimbursement changes will continue the consolidation trend in the HME industry that has accelerated in recent years. AdaptHealth believes that in the current environment, companies with the ability to scale operations possess competitive advantages that can drive volume to their platforms. As one of a limited number of national HME companies, AdaptHealth plans to continue to evaluate acquisitions and execute upon attractive opportunities to help drive growth. For the year ended December 31, 2019, AdaptHealth completed 18 acquisitions for aggregate consideration of $67 million (excluding amounts related to contingent consideration), which are expected to add annual net revenues of approximately $116 million. Three of these acquisitions were closed in the fourth quarter of 2019 and represent approximately $18 million in anticipated annual net revenue in 2020.

•

Improve Profitability with Technology-Enabled Platform:  AdaptHealth plans to leverage its integrated technology system (based upon third party applications and proprietary software products) to reduce costs and improve operational efficiency in its current business and the businesses it acquires. During 2018 and 2019, AdaptHealth has deployed its technology solutions with respect to 39 acquisitions and has established the ability to improve logistics performance and operating margins. AdaptHealth intends to continue to improve its technology platform to enhance its communications with referral sources and provide better patient service.

•

Expand Product Portfolio:  In addition to its other growth initiatives, AdaptHealth also plans to augment its product portfolio to help drive growth. While AdaptHealth offers a suite of products to its referrers and patients, it has identified several key expansion opportunities, including products in the respiratory device, respiratory medicine, diabetes management, orthotic bracing and hospice HME markets. AdaptHealth believes that these products will deepen its portfolio and allow it to further address key clinical conditions which, in turn, are expected to help drive growth across its customer base. AdaptHealth’s scale has helped it to be successful in the past when bidding on Medicare contracts.

•

Utilize Value-Based Reimbursement Arrangements:    AdaptHealth’s broad HME service offerings and technology-enabled infrastructure provide the opportunity to enter into value-based reimbursement arrangements with its payors and referrers (including large multi-specialty physician groups, hospital systems, and accountable care organizations) pursuant to which AdaptHealth provides certain HME services on a per-patient, per-month basis or shares in reduction of HME service costs over baseline periods. Such arrangements are attractive to risk-bearing providers (such as capitated medical groups) and payors wishing to reduce administrative costs related to HME services.

Competitive Strengths

AdaptHealth believes that the following strengths will continue to enable it to provide high quality products and services to its customers and to create value for stockholders.

•

Differentiated Technology-Enabled Platform:  Over the last five years, AdaptHealth has developed an integrated technology system (based upon best-in-class third party applications and proprietary software products) which AdaptHealth believes provides a competitive advantage within the HME industry. AdaptHealth’s integrated platform distinguishes itself from other industry participants by automating processes that can be complex, prone to mistakes and inefficient. AdaptHealth believes that its platform’s ease of use, improved compliance and automated, integrated workflow for delivery of care appeals to physicians and payors. Additionally, AdaptHealth believes its adoption of e-prescribing solutions enhances transparency and reduces clinical errors and delays. AdaptHealth believes such systems provide better patient service by reducing the time between an order’s receipt and the delivery of the products to the patient. AdaptHealth believes its model is scalable, supporting future organic growth while also allowing for timely on-boarding of acquisitions. AdaptHealth believes that this differentiated technology platform will help generate business from new clients, as other competitors either lack the resources to modernize their technology infrastructure or utilize systems which do not easily allow for changes from traditional, less automated models.

•

National Scale and Operational Excellence:    Following AdaptHealth’s acquisition of PCS in January 2020, AdaptHealth services approximately 1.4 million patients annually across all 50 states and performs over 10,000 equipment and supply deliveries a day through 187 locations, consisting of 140 patient servicing centers, 38 distribution only depots and 9 administrative offices. AdaptHealth also has relationships with national healthcare distribution companies to drop ship certain HME products directly to patients’ homes in one to two days. AdaptHealth believes that its scale makes AdaptHealth attractive to payors as it is able to service its patients across the nation. As of December  31, 2019, AdaptHealth has been able to build a network of more than 1,200 payors, including 10 national and over 150 regional insurers. AdaptHealth’s payor network allows the organization to provide in-network rates for most prospective patients, unlike many of its competitors. AdaptHealth believes that this, in turn, makes it more attractive to referral sources and helps to drive volume. AdaptHealth has a broad distribution network to leverage with respect to timely and efficient delivery of products. AdaptHealth has strategically located small depots across the country based upon equipment volume and drive times to support its delivery fleet and help enhance operational success.

•

Experienced Management Team:  AdaptHealth is led by a proven management team with significant experience in the HME and healthcare services industries. The team has domain knowledge within the industry having been employed at various healthcare organizations throughout their careers. Multiple members of the management team have also built independent HME companies and have the proven ability to scale a business within the HME industry. Additionally, several members of the management team have experience within their specific roles in both private and public company settings. Given the complexity of the highly regulated industry in which AdaptHealth operates, AdaptHealth believes that management’s experience is a meaningful differentiator relative to its competitors.

•

Proven M&A Success:  AdaptHealth’s integrated technology platform includes scalable and centralized front-end and back office processes that facilitate the effective onboarding of potential acquisitions and help achieve cost synergies. AdaptHealth has demonstrated its ability to execute upon acquisitions, deploying over $320 million in capital to complete 64 transactions from its founding through December 31, 2019. As AdaptHealth continues to grow it expects to deploy incrementally more capital and integrate substantially larger targets over time, which in turn it expects will be a source of continued growth for AdaptHealth. For the year ended December 31, 2019, AdaptHealth completed 18 acquisitions for aggregate consideration of $67 million (excluding amounts related to contingent consideration).

Company Operations

Product Offering.  AdaptHealth delivers home medical equipment and supplies directly to a patient’s home upon discharge from a hospital and/or receipt of referral. The breadth of AdaptHealth’s products is particularly valuable to acute care hospitals, sleep laboratories and long-term care facilities that discharge patients with complex conditions and multiple product needs.

AdaptHealth is often paid a fixed monthly amount for certain HME products as designated by CMS or commercial payors, such as CPAP, wheelchairs, hospital beds, oxygen concentrators, continuous glucose monitors and other similar products. These types of equipment accounted for approximately 40% of AdaptHealth’s revenue for the year ended December 31, 2019.

For other products, which include those deemed to be consumables, AdaptHealth receives a single payment upon shipment of the product. Sales of these products, which include CPAP masks and related supplies, diabetes management supplies, wound care supplies, wheelchair cushions accessories, orthopedic bracing, breast pumps and supplies, walkers, commodes and canes, nutritional supplies and incontinence supplies, accounted for approximately 60% of AdaptHealth’s revenue for the year ended December 31, 2019.

Supply Chain.  AdaptHealth plays an important role in delivering HME products to patients in their homes. Manufacturers of home medical equipment sell their products to AdaptHealth and ship them to AdaptHealth directly. AdaptHealth also contracts with national healthcare distribution companies to ship certain HME products directly to patients’ homes. These distributors invoice AdaptHealth for the cost of shipped products at the time of sale. AdaptHealth receives referrals from a variety of sources, such as acute care hospitals, sleep laboratories, pulmonologist offices, skilled nursing facilities and hospice operators. AdaptHealth’s products are either shipped to patients’ homes by AdaptHealth-operated or contracted delivery trucks or shipped using proprietary or third-party distribution services. AdaptHealth bills payors and patients directly for the products that are delivered and for the services that are provided. Following AdaptHealth’s acquisition of PCS in January 2020, AdaptHealth services approximately 1.4 million patients annually across all 50 states and performs over 10,000 equipment and supply deliveries a day through 187 locations, consisting of 140 patient servicing centers, 38 distribution-only depots and 9 administrative offices, to help service its patient population efficiently and effectively.

Operating Structure

Management.  AdaptHealth is led by a proven management team with experience in the HME industry across a variety of healthcare organizations. AdaptHealth adopts a centralized approach for key business processes, including M&A activity, revenue cycle management, strategic purchases, payor contracting, finance, compliance, legal, human resources, IT and sales management. In addition, AdaptHealth has centralized many of the functions relating to its CPAP and other resupply businesses. However, AdaptHealth believes that the personalized nature of customer requirements and referral relationships, characteristic of the home healthcare business, mandate that it emphasize a localized operating structure as well. AdaptHealth focuses on regional management to respond promptly and effectively to local market demands and opportunities. AdaptHealth’s regional managers are responsible and accountable for maintaining and developing relationships with referral sources, customer service for non-CPAP supply product lines and logistics for non-drop-shipped products.

IT.  AdaptHealth has established an integrated, technology-enabled, centralized platform, distinguishing itself from many of its competitors who traditionally use less automated processes that are typically complex, can be prone to mistakes and are inefficient. AdaptHealth’s technology enables automated, compliant, and integrated workflow into patients’ delivery of care. AdaptHealth believes that this advanced technology platform provides it with a competitive advantage through its unique components that cater to patients and physicians. AdaptHealth believes that its technology platform has several characteristics that appeal to physicians, including its ease of use, the improved compliance it enables through its integrated systems and the automated, integrated workflow it provides for patients’ delivery of care. Additionally, AdaptHealth’s e-prescribing capabilities enhance transparency and reduce transcription and other errors. AdaptHealth believes that patients are also better served due to the efficiency from time of order to delivery and the seamless integration across points of care enabled by AdaptHealth’s platform. The integrated system also provides

AdaptHealth management with critical information in a timely manner, allowing them to track performance levels company wide.

AdaptHealth has formed close relationships with its third-party software providers, including Apacheta Corporation, Brightree, Parachute Health and SnapWorx, LLC, to optimize its HME workflow. An example of this optimization is AdaptHealth’s automated point-of-delivery technology, which tracks AdaptHealth’s drivers and produces paperless, secure delivery tickets which are uploaded directly to the patient’s file and available immediately on an enterprise-wide basis. In addition, to address ongoing and growing threats related to cyberattacks, AdaptHealth continues to deploy market leading defense tools to protect and secure its networks and data.

Revenue Cycle Management.  AdaptHealth’s revenue cycle management and billing processes have both manual and computerized elements that are designed to maintain the integrity of revenue and accounts receivable. Third-party payors that can accommodate electronic claims submission, such as Medicare, certain state Medicaid payors and many commercial payors, are billed electronically on a daily basis. For other payors who are unable to accept electronic submissions, AdaptHealth generates paper claims and invoices.

AdaptHealth contracts with several business process outsourcing providers to provide certain billing and administrative functions related to revenue cycle management. These providers are based in the Philippines, India and Central America and provide AdaptHealth with the ability to scale its workforce in a cost-effective manner. As of December 31, 2019, approximately 1,430 full-time equivalent personnel were provided to AdaptHealth under such arrangements. Following AdaptHealth’s acquisition of PCS in January 2020, approximately 1,500 full-time equivalent personnel are provided to AdaptHealth under such arrangements.

Sales and Marketing

Sales activities are generally carried out by AdaptHealth’s full-time sales representatives with assistance from on-site liaisons in certain markets who interact directly with hospital discharge coordinators and patients. AdaptHealth’s sales team works closely with AdaptHealth’s trained respiratory therapists in carrying out their daily sales activities. AdaptHealth primarily acquires new patients through referrals. Sources of referrals include acute care hospitals, sleep laboratories, pulmonologist offices, skilled nursing facilities and hospice operators, among others. AdaptHealth’s sales representatives maintain continual contact with medical professionals across these facilities. AdaptHealth believes that its relationships with its referral sources are strong and that these entities will continue to be a source of organic growth through new patients. While AdaptHealth views its referral sources as fundamental to its business, no single referral source accounted for more than 2% of its revenues as of December 31, 2019.

Acquisitions

Continuing to grow through accretive acquisitions is a key element of AdaptHealth’s growth strategy, and AdaptHealth continuously reviews its pipeline of potential acquisition candidates. AdaptHealth maintains a dedicated M&A integration team and leverages its scalable front-end and back-office technology platform to facilitate acquisition integration to help realize short-term cost saving synergies and longer-term revenue growth synergies.

During the year ended December 31, 2019, AdaptHealth completed acquisitions involving 18 companies for total purchase consideration of approximately $67 million (excluding amounts related to contingent consideration). For the year ended December 31, 2018, AdaptHealth completed acquisitions involving 21 companies for total purchase consideration of approximately $171 million.

Suppliers

AdaptHealth purchases medical equipment from a variety of suppliers. AdaptHealth’s sleep therapy equipment and supplies are primarily provided by two suppliers, and its mobility and home services products (such as hospital beds, wheelchairs, walkers and commodes) are principally supplied by a single supplier. Notwithstanding its significant supply relationships with these vendors, AdaptHealth believes that it is not dependent upon any single supplier and that its product needs can be met by an adequate number of qualified manufacturers.

Facilities

AdaptHealth does not own any properties and leases its headquarters facility located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, PA. As of December 31, 2019, AdaptHealth served approximately 1.2 million patients annually across 49 states and performed over 7,000 equipment and supply deliveries a day through 173 locations, consisting of 128 patient servicing centers, 36 distribution-only depots and 9 administrative offices. Following AdaptHealth’s acquisition of PCS in January 2020, AdaptHealth services approximately 1.4 million patients annually across all 50 states and performs over 10,000 equipment and supply deliveries a day through 187 locations, consisting of 140 patient servicing centers, 38 distribution-only depots and 9 administrative offices.  Full service locations are typically between 300 and 5,000 square feet, and are usually a combination office and warehouse space. Many of these facilities are accredited to provide patient services, and their adjacent warehouse space is used for storage of adequate supplies of equipment and accessories for such patient services. AdaptHealth believes that these facilities are adequate to meet its current needs, and expects to add additional facilities in connection with its growth strategies. AdaptHealth believes that such additional space, when required, will be available on commercially reasonable terms, consistent with historical cost trends.

Employees

As of December 31, 2019, AdaptHealth had approximately 2,590 employees. Following AdaptHealth’s acquisition of PCS in January 2020, AdaptHealth has approximately 3,060 employees. AdaptHealth believes that relations between its management and employees are good.

Competition

The HME market is fragmented and highly competitive. AdaptHealth competes with other large national providers, including AeroCare, Apria Healthcare, Lincare and Rotech; regional providers, including DASCO Home Medical Equipment, Binson’s Medical Equipment, Inc., Norco, Inc. and Protech Home Medical Corp.; and product-specific providers, including Breg, Inc., Byram Healthcare Centers, Inc., Inogen, Inc. and Acelity L.P. Inc, as well as over 6,000 local organizations. In addition, non-HME providers, including CVS, Amazon and certain manufacturers of HME equipment, are considering entering or expanding their presence in the HME market.

Consolidation of the HME market is a continuing trend, as required technology investments and reduced reimbursements put financial pressure on smaller providers. Larger HME providers with integrated technology and automated processes are generally better positioned to gain market share and more attractive vendor pricing. Competitive bidding also emphasizes the importance of relationships with both the payors and referral sources. Because payors typically select a limited number of exclusive suppliers and physicians typically refer based on timely delivery and consistency, relationships with both are critical to the success of competitors in the market.

AdaptHealth believes that the most important competitive factors in the regional and local markets are:

•	Reputation with referral sources, including local physicians and hospital-based professionals;
•	Service quality and efficient, responsive referral process;
•	Differentiated technology platform that provides a superior physician and patient experience;
•	Comprehensive offering across the home medical equipment space;
•	Broad network of payor contracts and regional insurers;
•	Overall ease of doing business; and
•	Quality of patient care, including clinical expertise.

AdaptHealth believes that it competes favorably with competitors on the basis of these and other factors.

Legal Proceedings

AdaptHealth is involved in investigations, claims, lawsuits and other proceedings arising in the ordinary course of its business. These matters involve personnel and employment issues, regulatory matters, personal injury, contract and other proceedings arising in the ordinary course of business, which have not resulted in any material losses to date. Although AdaptHealth does not expect the outcome of these proceedings will have a material adverse effect on its financial condition or results of operations, such matters are inherently unpredictable. Therefore, AdaptHealth could incur judgments or enter into settlements or claims that could materially impact its financial condition or results of operations.

In addition, on July 25, 2017, AdaptHealth Holdings was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation appears to be focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. AdaptHealth Holdings has cooperated and fully complied with the subpoena. On October 3, 2019 AdaptHealth received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. AdaptHealth has responded to the EDPA and supplemented its production as requested. At this time, AdaptHealth Holdings cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further.

Government Regulation

The federal government and all states in which AdaptHealth currently operates regulate various aspects of AdaptHealth’s business. In particular, AdaptHealth’s operations are subject to federal laws that regulate the reimbursement of its products and services under various government programs and that are designed to prevent fraud and abuse. AdaptHealth’s operations are also subject to state laws governing, among other things, pharmacies, nursing services, medical equipment suppliers and certain types of home health activities. Certain of its employees are subject to state laws and regulations governing the licensure and professional practice of respiratory therapy, pharmacy and nursing.

AdaptHealth maintains a Compliance Program that meets the guidelines set forth by the Office of Inspector General of CMS, and provides ongoing compliance training designed to keep AdaptHealth’s officers, directors and employees well-educated and up-to-date regarding developments on relevant topics and to emphasize AdaptHealth’s policy of strict compliance. Federal and state laws require that AdaptHealth obtain facility and other regulatory licenses and that AdaptHealth enroll as a supplier with federal and state health programs.

As a healthcare provider, AdaptHealth is subject to extensive regulation to prevent fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of healthcare companies are all subject to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, regional health insurance carriers and state agencies often conduct audits and request customer records and other documents to support AdaptHealth’s claims submitted for payment of services rendered to customers. Similarly, government agencies and their contractors periodically open investigations and obtain information from healthcare providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on AdaptHealth’s financial condition and results of operations.

Numerous federal and state laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. As part of

AdaptHealth’s provision of, and billing for, healthcare equipment and services, AdaptHealth is required to collect and maintain patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which AdaptHealth handles healthcare-related data and communicate with payers, and the cost of complying with these standards could be significant. If AdaptHealth does not comply with existing or new laws and regulations related to patient health information, it could be subject to criminal or civil sanctions.

Healthcare is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payers. AdaptHealth cannot predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national healthcare policies. Future legislative and regulatory changes could have a material adverse effect on AdaptHealth’s financial condition and results of operations.

Implemented Regulation

As a provider of home oxygen, respiratory and other chronic therapy equipment to the home healthcare market, AdaptHealth participates in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Providers of home oxygen and other respiratory therapy services and equipment have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly persons suffering from respiratory disease. Durable medical equipment, including oxygen equipment, is traditionally reimbursed by Medicare based on fixed fee schedules.

Impact of the ACA and MIPPA. The ACA, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) contain provisions that directly impacted reimbursement for the primary respiratory and other durable medical equipment (“DME”) products provided by AdaptHealth.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a large number of laws intended to result in significant change to the ACA. The law has been subject to legislative and regulatory changes and court challenges, and the current presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the ACA, its implementation or its interpretation. In 2017, the Tax Cuts and Jobs Acts was enacted, which, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance. In addition, the president has signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the ACA. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire ACA was unconstitutional. However, the law remains in place pending appeal. These changes and court challenges may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. The presidential administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through further legislation or judicial challenge, which could result in lower numbers of insured individuals, and reduced coverage for insured individuals. There is uncertainty regarding whether, when, and how the ACA will be further changed, what alternative provisions, if any, will be enacted, and the impact of alternative provisions on providers and other healthcare industry participants. Government efforts to repeal or change the ACA or to implement alternative reform measures could cause AdaptHealth’s revenues to decrease to the extent such legislation reduces Medicaid and/or Medicare reimbursement rates.

MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008, and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that AdaptHealth provides, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 through the implementation of a capped rental arrangement. MMA changed the pricing formulas used to establish payment rates for inhalation drug therapies resulting in significantly reduced reimbursement beginning in 2005, established a competitive acquisition program for DME, established a Recovery Audit Contractors program, which implemented a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for DME suppliers. The RACs are empowered to audit claims submitted by healthcare providers and to withhold future payments, including in cases where the reimbursement rules are unclear or subject to differing interpretations. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules, which could adversely impact AdaptHealth’s future financial condition and results of operations. In October 2008, CMS established Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). These legislative and regulatory provisions, as currently in effect have and will continue to adversely impact AdaptHealth’s financial condition and results of operations.

Impact of Competitive Bidding.  In December 2003, MMA was signed into law. The MMA legislation directly impacted reimbursement for the primary respiratory and other DME products that AdaptHealth provides. Among other things, MMA established a competitive acquisition program for DME that was expected to commence in 2008, but was subsequently delayed by further legislation. MMA instructed CMS to establish and implement programs under which competitive acquisition areas would be established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of DME, including oxygen equipment. The program was initially intended to be implemented in phases such that competition under the program would occur in nine of the largest metropolitan statistical areas (“MSAs”) in the first year and an additional 70 of the largest MSAs in a second, subsequent round of bidding. The second round was subsequently expanded to include 91 MSAs.

For each competitive acquisition area, CMS is required to conduct a competition under which providers submit bids to supply certain covered items of DME. Successful bidders are expected to meet certain program quality standards in order to be awarded a contract, and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area (there are, however, regulations in place that allow non-contracted providers to continue to provide equipment and services to their existing customers at the new prices determined through the bidding process). The contracts are expected to be re-bid at least every three years. CMS is required to award contracts to multiple entities submitting bids in each area for an item or service but has the authority to limit the number of contractors in a competitive acquisition area to the number it determines to be necessary to meet projected demand. CMS concluded the bidding process for the first round of MSAs in September 2007. However, in July 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding.

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. As of January 1, 2011, these payment rates were in effect in the nine markets only (Charlotte, Cincinnati, Cleveland, Dallas, Kansas City, Miami, Orlando, Pittsburgh and Riverside). AdaptHealth’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $5.6 million at the time the program commenced.

On January 30, 2013, CMS announced new, lower Medicare pricing for the second round of competitive bidding effective July 1, 2013. CMS announced average savings of approximately 45% for the product categories included in Round 2. The ACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

CMS is required by law to re-compete competitive bidding contracts at least once every three years. With the Round 1 rebid contracts expiring on December 31, 2013, new Round 1 re-compete contracts and pricing went into effect on January 1, 2014. Round 1 re-compete bidding occurred in the same nine Metropolitan Statistical Areas (“MSAs”) as the Round 1 rebid. CMS’ contract prices under the Round 1 re-compete averaged 37% below Medicare’s fee schedule rates for the six product categories.

On March 7, 2019, CMS announced plans to consolidate the competitive bidding areas included in the Round 2 re-compete and Round 1 2017 DMEPOS Competitive Bidding Program into a single round of competition referred to as “Round 2021.” Round 2021 contracts are scheduled to become effective on January 1, 2021, and extend through December 31, 2023. The competitive bidding process has historically put pressure on the amount AdaptHealth is reimbursed in the markets in which it exists as well as in areas that are not subject to the Competitive Bidding Program. The rates required to win future competitive bids could continue to compress reimbursement rates. AdaptHealth will continue to monitor developments regarding the Competitive Bidding Program. While AdaptHealth cannot predict the outcome of the Competitive Bidding Program on its business in the future nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, the program may materially adversely affect its future financial condition and results of operations.

Durable Medical Equipment Medicare Administrative Contractor.  In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and government subcontractors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for AdaptHealth to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual supplier and industry-wide perceived error rates. High error rates lead to further audit activity and regulatory burdens. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, AdaptHealth would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in AdaptHealth making significant refunds and other payments to Medicare, and AdaptHealth’s future revenues and cash flows from Medicare may be reduced. AdaptHealth cannot currently predict the adverse impact these interpretations of the Medicare documentation requirements might have on its financial condition and results of operations, but such impact could be material.

Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. AdaptHealth cannot predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on its financial condition and results of operations.

Availability of Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.

We also make available free of charge through our website, https://www.adapthealth.com/investor-relations, electronic copies of certain documents that we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks. and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, revenue, financial condition and results of operations.

Risks Related to Our Business and Industry

AdaptHealth’s revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

AdaptHealth derived approximately 32% of its revenue for the year ended December 31, 2019 from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. For example, the Medicaid Integrity Contractor program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending. Recent budget proposals and legislation at both the federal and state levels have called for cuts in reimbursement for healthcare providers participating in the Medicare and Medicaid programs. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits.

AdaptHealth’s business may be adversely impacted by healthcare reform efforts, including repeal of or significant modifications to, the ACA.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a number of laws that are intended to result in significant changes to the healthcare industry. However, there is significant uncertainty regarding the future of the Patient Protection and Affordable Care Act (“ACA”), the most prominent of these reform efforts. The law has been subject to legislative and regulatory changes and court challenges, and the current presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the ACA, its implementation or its interpretation. In 2017, the Tax Cuts and Jobs Acts was enacted, which, effective January 1, 2019, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance. In addition, President Trump has signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the ACA. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire ACA was unconstitutional. The presidential administration and the Centers for Medicare and Medicaid Services have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals upheld the lower court’s finding that the individual mandate is unconstitutional and remanded the case back to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the law remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. These changes and court challenges may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. The presidential administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through further legislation or judicial challenge, which could result in reduced funding for state Medicaid programs, lower numbers of insured individuals, and reduced coverage for insured individuals. There is uncertainty regarding whether, when, and how the ACA will be further changed, what alternative provisions, if any, will be enacted, and the impact of alternative provisions on providers and other healthcare industry participants. Government efforts to repeal or change the ACA or to implement alternative reform measures could cause AdaptHealth’s revenues to decrease to the extent such legislation reduces Medicaid and/or Medicare reimbursement rates.

AdaptHealth is affected by continuing efforts by private third-party payors to control their costs. If AdaptHealth agrees to lower its reimbursement rates due to pricing pressures from private third-party payors, AdaptHealth’s financial condition and results of operations would likely deteriorate.

AdaptHealth derived approximately 57% of its revenue for the year ended December 31, 2019 from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules and the assumption by the healthcare provider of all or a portion of the financial risk. Reimbursement payments under private payor programs may not remain at current levels and may not be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs, and AdaptHealth may suffer deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.

Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.

AdaptHealth generated approximately 42% of its revenue for the year ended December 31, 2019 through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth generates a significant portion of its revenue from the provision of sleep therapy equipment and supplies to patients, and AdaptHealth is therefore highly dependent on it for its success.

Approximately 58% of AdaptHealth’s revenue for the year ended December 31, 2019 was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies to treat their patients suffering from OSA. There can be no assurance that AdaptHealth will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand or to maintain meaningful market acceptance will harm its business and future prospects.

AdaptHealth may be adversely affected by consolidation among health insurers and other industry participants.

In recent years, a number of health insurers have merged or increased efforts to consolidate with other non-governmental payors. Insurers are also increasingly pursuing alignment initiatives with healthcare providers. Consolidation within the health insurance industry may result in insurers having increased negotiating leverage and competitive advantages, such as greater access to performance and pricing data. AdaptHealth’s ability to negotiate prices and favorable terms with health insurers in certain markets could be affected negatively as a result of this consolidation. In addition, the shift toward value-based payment models could be accelerated if larger insurers, including those engaging in consolidation activities, find these models to be financially beneficial. There can be no assurance that AdaptHealth will be able to negotiate favorable terms with payors and otherwise respond effectively to the impact of increased consolidation in the payor industry or vertical integration efforts.

AdaptHealth’s payor contracts are subject to renegotiation or termination, which could result in a decrease in AdaptHealth’s revenue or profits.

The majority of AdaptHealth’s payor contracts are subject to unilateral termination by either party on between 30 and 90 days’ prior written notice. Such contracts are routinely amended (sometimes by unilateral action by payors regarding payment policy), renegotiated, subjected to a bidding process with AdaptHealth’s competitors, or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed or a payor may enlarge its provider network or otherwise adversely change the way it conducts its business with AdaptHealth. In other cases, a payor may reduce its provider network in exchange for lower payment rates. AdaptHealth’s revenue from a payor may also be adversely affected if the payor alters its utilization management expectations and/or administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third-party administrator, network manager or other intermediary. Any reduction in AdaptHealth’s projected home respiratory therapy/home medical equipment revenues as a result of these or other factors could lead to a reduction in AdaptHealth’s revenues. There can be no assurance that AdaptHealth’s payor contracts will not be terminated or altered in ways that are unfavorable to AdaptHealth as a result of renegotiation or such administrative changes. Payors may decide to refer business to their owned provider subsidiaries, such as specialty pharmaceuticals and/or HME networks owned by such payors or by third-party management companies. These activities could materially reduce AdaptHealth’s revenue from these payors.

If AdaptHealth fails to manage the complex and lengthy reimbursement process, its revenue, financial condition and results of operations could suffer.

Because AdaptHealth depends upon reimbursement from Medicare, Medicaid and third-party payors for a significant majority of its revenues, AdaptHealth’s revenue, financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that services are rendered and the time that the reimbursement amounts are settled. Depending on the payor, AdaptHealth may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and will not pay claims submitted after such time. AdaptHealth cannot ensure that it will be able to effectively manage the reimbursement process and collect payments for its equipment and services promptly.

If the Centers for Medicare and Medicaid Services (“CMS”) require prior authorization or implement changes in documentation necessary for AdaptHealth’s products, AdaptHealth’s revenue, financial condition and results of operations could be negatively impacted.

CMS has established and maintains a Master List of Items Frequently Subject to Unnecessary Utilization of certain DMEPOS that the Secretary determined, based on prior payment experience, are frequently subject to unnecessary utilization. This list identifies items that CMS has determined could potentially be subject to Prior Authorization as a condition of Medicare payment. Since 2012, CMS has also maintained a list of categories of DMEPOS items to include face-to-face encounters with practitioners and written orders before furnishing the items to beneficiaries.  On November 8, 2019 CMS combined and harmonized the two lists to create a single unified Master List of DMEPOS Items Potentially Subject to Face-To-Face Encounter and Written Order Prior to Delivery and/or Prior Authorization Requirements (“Master List”). In November 2019, CMS also reduced the financial threshold for inclusion on the Master List. With certain exceptions for reductions in Payment Threshold, items remain on the Master List for 10 years from the date the item was added to the Master List. The presence of an item on the Master List does not automatically mean that a prior authorization is required. Currently, CMS selects items from the Master List for inclusion on the “Required Prior Authorization List.” The expanded Master List would increase the number of DMEPOS items potentially eligible to be selected for prior authorization, face-to-face encounter and written order prior to delivery requirements as a condition of payment.

On April 22, 2019, CMS has added items that are a part of AdaptHealth’s product lines to the Master List of Items Frequently Subject to Unnecessary Utilization. If CMS adds additional products to the Master List, expands Prior Authorization requirements or expands Face-to-Face Encounter and Written Order Prior to Delivery requirements to products in AdaptHealth’s product line, such requirements may adversely impact AdaptHealth’s revenue, financial condition and results from operations.

Reimbursement claims are subject to audits by various governmental and private payor entities from time to time and such audits may negatively affect AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth receives a substantial portion of its revenues from the Medicare program. Medicare reimbursement claims made by healthcare providers, including HME providers, are subject to audit from time to time by governmental payors and their agents, such as Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings, auditors contracted by CMS, and insurance carriers, as well as HHS-OIG, CMS and state Medicaid programs. These include specific requirements imposed by the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) Supplier Manuals. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors, including MACs, Recovery Audit Contractors and Zone Program Integrity Contractors, often conduct audits and request customer records and other documents to support our claims submitted for payment of services rendered. In many instances, there are only limited publicly-available guidelines and methodologies for determining errors with certain audits. As a result, there can be a significant lack of clarity regarding required documentation and audit methodology. The clarity and completeness of each patient medical file, some of which is the work product of physicians not employed by AdaptHealth, is essential to successfully challenging any payment denials. For example, the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and government subcontractors have taken the position, that the “patient’s medical record” refers not to documentation maintained by the Durable Medical Equipment (“DME”) supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. If the physicians working with AdaptHealth’s patients do not adequately document, among other things, their diagnoses and plans of care, AdaptHealth’s risks related to audits and payment denials in general are greater. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could adversely impact AdaptHealth’s revenue, financial condition and results of operations.

CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (“RACs”), receive claims data directly from MACs on a monthly or quarterly basis and are authorized to review previously paid claims. It is unclear whether CMS intends to conduct RAC prepayment reviews in the future and if so, what providers and claims would be the focus of those reviews.

Moreover, the ACA now requires that overpayments be reported and returned within 60 days of identification of the overpayment. Any overpayment retained after this deadline will now be considered an “obligation” for purposes of the False Claims Act and subject to fines and penalties. CMS currently has a six-year “lookback period,” for reporting and returning the “identified” overpayment. Private payors also reserve rights to conduct audits and make monetary adjustments.

AdaptHealth’s third-party payors may also, from time to time, request audits of the amounts paid, or to be paid, to AdaptHealth. AdaptHealth could be adversely affected in some of the markets in which it operates if the auditing payor alleges substantial overpayments were made to AdaptHealth due to coding errors or lack of documentation to support medical necessity determinations.

AdaptHealth cannot currently predict the adverse impact, if any, that these audits, methodologies and interpretations might have on its financial condition and results of operations.

Significant reimbursement reductions and/or exclusion from markets or product lines could adversely affect AdaptHealth.

All Medicare Durable Medical Equipment, Prosthetics, Orthotics, & Supplies (“DMEPOS”) Competitive Bidding Program contracts expired on December 31, 2018, and, as a result, there is a temporary gap in the entire DMEPOS Competitive Bidding Program that CMS expects will last until December 31, 2020.

On March 7, 2019, CMS announced plans to consolidate the competitive bidding areas (‘CBAs”) included in the Round 1 2017 and Round 2 Recompete DMEPOS Competitive Bidding Programs into a single round of competition named “Round 2021.” Round 2021 contracts are scheduled to become effective on January 1, 2021, and extend through December 31, 2023. The bid window for the Round 2021 DMEPOS Competitive Bidding Program closed on September 18, 2019.

For each CBA, providers will submit bids to CMS offering to supply certain covered items of DME in the CBA at certain prices. A number of products in AdaptHealth’s product lines are included on the list of products subject to Round 2021. For the year ended December 31, 2019, AdaptHealth estimates that approximately $145 million of revenue was generated with respect to covered items in competitive bidding areas subject to Round 2021.The $145.0 million estimate excludes amounts generated in non-rural and rural non-bid areas, as well as, products not currently part of Competitive Bidding Programs. As part of the competitive bidding process, single payment amounts (“SPAs”) replace the current Medicare durable medical equipment fee schedule payment amounts for selected items in certain areas of the country. The SPAs are determined by using bids submitted by DME suppliers. CMS will select winning bidders based upon the CMS-determined demand in each CBA, and the price assigned to the winning bidders shall be the price submitted by the final bidder accepted to meet such CBA’s volume demand. Successful bidders are expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area (there are, however, regulations in place that allow non-contracted providers to continue to provide equipment and services to their existing customers at the new prices determined through the bidding process). The contracts are expected to be re-bid at least every three years. CMS is required to award contracts to multiple entities submitting bids in each area for an item or service, but has the authority to limit the number of contractors in a competitive acquisition area to the number it determines to be necessary to meet projected demand. AdaptHealth’s exclusion from certain markets or product lines could materially adversely affect its financial condition and results of operations.

The competitive bidding process has historically put pressure on the amount AdaptHealth is reimbursed in the markets in which it exists, as well as in areas that are not subject to the Competitive Bidding Program. The rates required to win future competitive bids could continue to compress reimbursement rates. AdaptHealth will continue to monitor developments regarding the competitive bidding program. While AdaptHealth cannot predict the outcome of the competitive bidding program on its business in the future nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, the program may materially adversely affect its financial condition and results of operations.

Failure by AdaptHealth to maintain controls and processes over billing and collections or the deterioration of the financial condition of AdaptHealth’s payors or disputes with third parties could have a significant negative impact on its financial condition and results of operations.

The collection of accounts receivable requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. There can be no assurance that AdaptHealth will be able to improve upon or maintain its current levels of collectability and days sales outstanding in future periods. Further, some of AdaptHealth’s payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. If AdaptHealth is unable to properly bill and collect its accounts receivable, its financial condition and results of operations will be adversely affected. In addition, from time to time AdaptHealth is involved in disputes with various parties, including its payors and their intermediaries regarding their performance of various contractual or regulatory obligations. These disputes sometimes lead to legal and other proceedings and cause AdaptHealth to incur costs or experience delays in collections, increases in its accounts receivable or loss of revenue. In addition, in the event such disputes are not resolved in AdaptHealth’s favor or cause AdaptHealth to terminate its relationships with such parties, there may be an adverse impact on its financial condition and results of operations.

If AdaptHealth is unable to maintain or develop relationships with patient referral sources, its growth and profitability could be adversely affected.

AdaptHealth’s success depends in large part on referrals from acute care hospitals, sleep laboratories, pulmonologist offices, skilled nursing facilities, hospice operators and other patient referral sources in the communities served by AdaptHealth. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. However, there can be no assurance that other market participants will not attempt to steer patients to competing post-acute providers or otherwise limit AdaptHealth’s access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute care hospitals, and other post-acute providers may hinder patient referrals to AdaptHealth. AdaptHealth’s growth and profitability depend on its ability to establish and maintain close working relationships with patient referral sources and to increase awareness and acceptance of the benefits of inpatient rehabilitation, home health, and hospice care by its referral sources and their patients. There can be no assurance that AdaptHealth will be able to maintain its existing referral source relationships or that it will be able to develop and maintain new relationships in existing or new markets. AdaptHealth’s loss of, or failure to maintain, existing relationships or its failure to develop new relationships could adversely affect its ability to grow its business and operate profitably.

Failure by AdaptHealth to successfully design, modify and implement technology-based and other process changes to maximize productivity and ensure compliance could ultimately have a significant negative impact on AdaptHealth’s financial condition and results of operations.

AdaptHealth has identified a number of areas throughout its operations, including revenue cycle management and fulfilment logistics, where it intends to centralize and/or modify current processes or systems in order to attain a higher level of productivity or ensure compliance. Failure to achieve the cost savings or enhanced quality control expected from the successful design and implementation of such initiatives may adversely impact AdaptHealth’s financial condition and results of operations. Additionally, Medicare and Medicaid often change their documentation requirements with respect to claims submissions. The standards and rules for healthcare transactions, code sets and unique identifiers also continue to evolve, such as ICD 10 and HIPAA 5010 and other data security requirements. Moreover, government programs and/or commercial payors may have difficulties administering new standards and rules for healthcare transactions and this may adversely affect timelines of payment or payment error rates. The DMEPOS competitive bidding program also imposes new reporting requirements on contracted providers. Failure by AdaptHealth to successfully design and implement system or process modifications could have a significant impact on its operations and financial condition. From time to time, AdaptHealth’s outsourced contractors for certain information systems functions, such as Brightree LLC and Parachute Health LLC, may make operational, leadership or other changes that could impact AdaptHealth’s plans and cost-savings goals. The implementation of many of the new standards and rules will require AdaptHealth to make substantial investments. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations. If AdaptHealth’s implementation efforts related to systems development are unsuccessful, AdaptHealth may need to write off amounts that it has capitalized related to systems development projects. Additionally, if systems development implementations do not occur, AdaptHealth may need to incur additional costs to support its existing systems.

AdaptHealth’s business depends on its information systems, including software licensed from third parties. AdaptHealth’s information systems and those of AdaptHealth’s third-party software providers are subject to security breaches and other cybersecurity incidents, which may disrupt AdaptHealth’s operations.

AdaptHealth’s business depends on the proper functioning and availability of its computer systems and networks. AdaptHealth relies on an external service provider to provide continual maintenance, upgrading and enhancement of AdaptHealth’s primary information systems used for its operational needs. AdaptHealth licenses third-party software that supports intake, personnel scheduling and other human resources functions, office clinical and centralized billing and receivables management in an integrated database, enabling AdaptHealth to standardize the care delivered across its network of locations and monitor its performance and consumer outcomes. AdaptHealth also uses a third-party software provider for its order processing and inventory management platform. To the extent that its third-party providers fail to support, maintain and upgrade such software or systems, or if AdaptHealth loses its licenses with third-party providers, the efficiency of AdaptHealth’s operations could be disrupted or reduced.

If AdaptHealth experiences a reduction in the performance, reliability, or availability of its information systems, its operations and ability to process transactions and produce timely and accurate reports could be adversely affected. If AdaptHealth experiences difficulties with the transition and integration of information systems or is unable to implement, maintain, or expand its systems properly, AdaptHealth could suffer from, among other things, operational disruptions, regulatory problems, and increases in administrative expenses.

There can be no assurance that AdaptHealth’s and its third-party software providers’ safety and security measures and disaster recovery plan will prevent damage, interruption or breach of its information systems and operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, AdaptHealth may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications AdaptHealth develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of its information systems. Unauthorized parties may attempt to gain access to AdaptHealth’s systems or facilities, or those of third parties with whom AdaptHealth does business, through fraud or other forms of deceiving its employees or contractors. On occasion, AdaptHealth has acquired additional information systems through its business acquisitions. AdaptHealth has upgraded and expanded its information system capabilities and has committed significant resources to maintain, protect, enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, and changing customer preferences. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of AdaptHealth’s operations. A cyber security attack or other incident that bypasses AdaptHealth’s information systems security could cause a security breach which may lead to a material disruption to its information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cyber security attack or other unauthorized attempt to access AdaptHealth’s systems or facilities were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact AdaptHealth’s ability to provide various healthcare services. Any successful cyber security attack or other unauthorized attempt to access AdaptHealth’s systems or facilities also could result in negative publicity which could damage its reputation or brand with its patients, referral sources, payors or other third parties and could subject AdaptHealth to substantial penalties under HIPAA and other federal and state privacy laws, in addition to private litigation with those affected. Failure to maintain the security and functionality of AdaptHealth’s information systems and related software, or a failure to defend a cyber security attack or other attempt to gain unauthorized access to AdaptHealth’s systems, facilities or patient health information, could expose AdaptHealth to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in AdaptHealth’s operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the OIG or state attorneys general), private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which could adversely impact AdaptHealth’s financial condition and results of operations.

AdaptHealth experiences competition from numerous other home respiratory and mobility equipment providers, and this competition could adversely affect its revenues and its business.

The home respiratory and mobility equipment markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. The primary competitive factors are quality considerations such as responsiveness, access to payor contracts, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of AdaptHealth’s competitors may now or in the future have greater financial or marketing resources than AdaptHealth. In addition, in certain markets, competitors may have more effective sales and marketing activities. AdaptHealth’s largest national home respiratory/home medical equipment provider competitors include AeroCare Holdings, Inc., Apria Healthcare Group Inc., Lincare Holdings Inc. and Rotech Healthcare Inc. The rest of the homecare market in the United States consists of regional providers and product-specific providers, as well as numerous local organizations. Hospitals and health systems are routinely looking to provide coverage and better control of post-acute healthcare services, including homecare services of the types AdaptHealth provides. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value based purchasing and other payment systems.

There are relatively few barriers to entry in local home healthcare markets, and new entrants to the home respiratory/home medical equipment markets could have a material adverse effect on AdaptHealth’s business, results of operations and financial condition. A number of manufacturers of home respiratory equipment currently provide equipment directly to patients on a limited basis. Such manufacturers have the ability to provide their equipment at prices below those charged by AdaptHealth, and there can be no assurance that such direct-to-patient sales efforts will not increase in the future or that such manufacturers will not seek reimbursement contracts directly with AdaptHealth’s third-party payors, who could seek to provide equipment directly to patients from the manufacturer. In addition, pharmacy benefit managers (known as “PBMs”), including CVS Health Corporation and the OptumRx business of

UnitedHealth Group Incorporated, could enter the HME market and compete with AdaptHealth. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and have publicly stated an interest in the entering the healthcare market. In the event such companies enter the HME market, AdaptHealth may experience a loss of referrals or revenue.

Changes in medical equipment technology and development of new treatments may cause AdaptHealth’s current equipment or services to become obsolete.

AdaptHealth evaluates changes in home medical equipment technology and treatments on an ongoing basis for purposes of determining the feasibility of replacing or supplementing items currently included in the patient service equipment inventory and services that AdaptHealth offers patients. AdaptHealth’s selection of medical equipment and services is formulated on the basis of a variety of factors, including overall quality, functional reliability, availability of supply, payor reimbursement policies, product features, labor costs associated with the technology, acquisition, repair and ownership costs and overall patient and referral source demand, as well as patient therapeutic and lifestyle benefits. Manufacturers continue to invest in research and development to introduce new products to the marketplace. It is possible that major changes in available technology, payor benefit or coverage policies related to those changes or the preferences of patients and referral sources may cause AdaptHealth’s current product offerings to become less competitive or obsolete, and it will be necessary to adapt to those changes. Unanticipated changes could cause AdaptHealth to incur increased capital expenditures and accelerated equipment write-offs, and could force AdaptHealth to alter its sales, operations and marketing strategies.

AdaptHealth’s operations involve the transport of compressed and liquid oxygen, which carries an inherent risk of rupture or other accidents with the potential to cause substantial loss.

AdaptHealth’s operations are subject to the many hazards inherent in the transportation of medical gas products and compressed and liquid oxygen, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of AdaptHealth’s related operations. If a significant accident or event occurs, it could adversely affect AdaptHealth’s business, financial position and results of operations. Additionally, corrective action plans, fines or other sanctions may be levied by government regulators who oversee transportation of hazardous materials such as compressed or liquid oxygen.

AdaptHealth provides a significant number of patients with oxygen-based therapy, and from time to time, AdaptHealth has operated medical gas facilities in several states subject to federal and state regulatory requirements. AdaptHealth’s medical gas facilities and operations are subject to extensive regulation by the Food and Drug Administration (“FDA”) and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the federal Food, Drug and Cosmetic Act. Among other requirements, the FDA’s current Good Manufacturing Practice (“cGMP”) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. Further, in each such state, its medical gas facilities would be subject to regulation under state health and safety laws, which vary from state to state. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations, and AdaptHealth expends significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations and other federal and state law requirements at each of its medical gas facilities. AdaptHealth also complies with the FDA’s requirement for medical gas providers to register their sites with the agency. There can be no assurance, however, that these efforts will be successful and that AdaptHealth’s medical gas facilities will maintain compliance with federal and state law regulations. Failure by AdaptHealth to maintain regulatory compliance at its medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, or suspensions in operations at one or more locations, and civil or criminal penalties which would materially harm its business, financial condition, results of operations, cash flow, capital resources and liquidity.

AdaptHealth is subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and AdaptHealth may become subject to such litigation. If AdaptHealth is unable to or has not fully complied with such laws, it could face substantial penalties.

AdaptHealth’s operations are subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal Stark Law and the federal False Claims Act. These laws may impact, among other things, AdaptHealth’s sales, marketing and education programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal Ethics in Patient Referrals Act of 1989, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act, known as qui tam actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical and healthcare companies to have to defend a False Claim Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

From time to time, AdaptHealth has been and is involved in various governmental audits, investigations and reviews related to its operations. Reviews and investigations can lead to government actions, resulting in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way AdaptHealth conducts business, loss of licensure or exclusion from participation in Medicare, Medicaid or other government programs. If AdaptHealth fails to comply with applicable laws, regulations and rules, its financial condition and results of operations could be adversely affected. Furthermore, becoming subject to these governmental investigations, audits and reviews may result in substantial costs as AdaptHealth cooperates with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues.

AdaptHealth is unable to predict whether it could be subject to actions under any of these laws, or the impact of such actions. If AdaptHealth is found to be in violation of any of the laws described above or other applicable state and federal fraud and abuse laws, AdaptHealth may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from Medicare, Medicaid and other government healthcare reimbursement programs and the curtailment or restructuring of its operations.

Failure by AdaptHealth to maintain required licenses and accreditation could impact its operations.

AdaptHealth is required to maintain a significant number of state and/or federal licenses for its operations and facilities. Certain employees are required to maintain licenses in the states in which they practice. AdaptHealth manages the facility licensing function centrally. In addition, individual clinical employees are responsible for obtaining, maintaining and renewing their professional licenses, and AdaptHealth has processes in place designed to notify branch or pharmacy managers of renewal dates for the clinical employees under their supervision. State and federal licensing requirements are complex and often open to subjective interpretation by various regulatory agencies. Accurate licensure is also a critical threshold issue for the Medicare enrollment and the Medicare competitive bidding program. From time to time, AdaptHealth may also become subject to new or different licensing requirements due to legislative or regulatory requirements developments or changes in its business, and such developments may cause AdaptHealth to make further changes in its business, the results of which may be material. Although AdaptHealth believes it has appropriate systems in place to monitor licensure, violations of licensing requirements may occur and failure by AdaptHealth to acquire or maintain appropriate licensure for its operations, facilities and clinicians could result in interruptions in its operations, refunds to state and/or federal payors, sanctions or fines or the inability to serve Medicare beneficiaries in competitive bidding markets which could adversely impact AdaptHealth’s financial condition and results of operations.

Accreditation is required by most of AdaptHealth’s managed care payors and is a mandatory requirement for all Medicare DMEPOS providers. If AdaptHealth or any of its branches lose accreditation, or if any of its new branches are unable to become accredited, such failure to maintain accreditation or become accredited could adversely impact AdaptHealth’s financial condition and results of operations.

Compliance with regulations under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) and related rules relating to the transmission, security and privacy of health information could impose additional significant costs on AdaptHealth’s operations.

Numerous federal and state laws and regulations addressing patient privacy and consumer privacy, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. HIPAA and the HITECH Act require AdaptHealth to comply with standards for the use and disclosure of health information within AdaptHealth and with third parties. HIPAA and the HITECH Act also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information.

HIPAA requires healthcare providers, including AdaptHealth, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed. The HITECH Act expands the notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations.

In addition, under the Federal CAN-SPAM Act, the Telephone Consumer Protection Act and the Telemarketing Sales Rule and Medicare regulations, AdaptHealth is limited in the ways in which it can market and service its products and services by use of email or telephone marketing. If AdaptHealth does not comply with existing or new laws and regulations related to patient health information, it could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which AdaptHealth handles healthcare-related data and communicates with payors, and the cost of complying with these standards could be significant.

AdaptHealth is highly dependent upon senior management; failure by AdaptHealth to attract and retain key members of senior management could adversely affect AdaptHealth’s financial condition and results of operations.

AdaptHealth is highly dependent on the performance and continued efforts of its senior management team. AdaptHealth’s future success is dependent on its ability to continue to attract and retain qualified executive officers and senior management. Any inability to manage AdaptHealth’s operations effectively could adversely impact its financial condition and results of operations.

AdaptHealth’s reliance on relatively few suppliers for the majority of its patient service equipment and supplies could adversely affect AdaptHealth’s ability to operate.

AdaptHealth currently relies on a relatively small number of suppliers to provide it with the majority of its patient service equipment and supplies. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing suppliers, may force AdaptHealth to use alternative suppliers. Additionally, any new excise taxes imposed on manufacturers of certain medical equipment could be passed on to customers, such as AdaptHealth. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to AdaptHealth, resulting in a need to change suppliers. Any change in suppliers AdaptHealth uses could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect AdaptHealth’s results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If AdaptHealth cannot obtain the patient service equipment and supplies it currently uses, or alternatives at similar or favorable prices, AdaptHealth’s ability to provide such products may be severely impacted, which could have an adverse effect on its business, financial condition, results of operations, cash flow, capital resources and liquidity. In December 2019, a novel strain of coronavirus began to impact the population of China, where several of AdaptHealth’s suppliers’ manufacturing facilities are located. In China, certain businesses have suspended or terminated operations, a portion of the population has been subject to self-imposed or mandatory quarantines and economic activity has slowed. While the closures and limitations on movement in China are expected to be temporary, the potential supply chain disruption or its duration, and its related financial impact, cannot be estimated at this time. Should the closures and limitations on movement continue for an extended period of time, the impact on AdaptHealth’s supply chain could materially and adversely affect AdaptHealth’s business and results of operations.

AdaptHealth’s strategic growth plan, which involves the acquisition of other companies, may not succeed.

AdaptHealth’s strategic plan calls for significant growth in its business over the next several years through an increase in its density in select markets where it is established as well as the expansion of its geographic footprint into new markets. This growth would place significant demands on AdaptHealth’s management team, systems, internal controls and financial and professional resources. As a result, AdaptHealth could be required to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding AdaptHealth’s information technology infrastructure. If AdaptHealth is unable to effectively manage growth, its financial results could be adversely impacted.

AdaptHealth’s strategic plan also contemplates continued growth from future acquisitions of home medical equipment providers. AdaptHealth may face increased competition for attractive acquisition candidates, which may limit the number of acquisition opportunities available to AdaptHealth or lead to the payment of higher prices for its acquisitions. Without successful acquisitions, AdaptHealth’s future growth rate could decline. In addition, AdaptHealth cannot guarantee that any future acquisitions, if consummated, will result in further growth.

AdaptHealth’s strategic plan contemplates successful integration of acquired home medical equipment providers with AdaptHealth’s existing business, including reduction in operating expenses with respect to the acquired companies. Integrating an acquisition could be expensive and time-consuming and could disrupt AdaptHealth’s ongoing business, negatively affect cash flow and distract management and other key personnel from day-to-day operations. AdaptHealth may not be able to combine successfully the operations of recently acquired companies with its operations, and, even if such integration is accomplished, AdaptHealth may never realize the potential benefits of such acquisition. The integration of acquisitions requires significant attention from management, may impose substantial demands on AdaptHealth’s operations or other projects and may impose challenges on us including, but not limited to, consistencies in business standards, procedures, policies and business cultures. There can be no assurance that any future acquisitions, if consummated, will result in further growth.

Specific integration risks relating to the acquisition of other companies by AdaptHealth may include:

•

difficulties related to combining previously separate businesses into a single unit, including patient transitions, product and service offerings, distribution and operational capabilities and business cultures;

•	availability of financing to the extent needed to fund acquisitions;
•	customer loss and other general business disruption;
•	managing the integration process while completing other independent acquisitions or dispositions;
•	diversion of management’s attention from day-to-day operations;
•	assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;
•	failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements;
•	potentially substantial costs and expenses associated with acquisitions and dispositions;
•	failure to retain and motivate key employees;
•	coordinating research and development activities to enhance the introduction of new products and services;
•	difficulties in establishing and applying AdaptHealth’s internal control over financial reporting and disclosure controls and procedures to an acquired business;
•	obtaining necessary regulatory licenses and payor-specific approvals, which may impact the timing of when AdaptHealth is to bill and collect for services rendered;
•	AdaptHealth’s ability to transition patients in a timely manner may impact AdaptHealth’s ability to collect amounts for services rendered;
•	AdaptHealth’s estimates for revenue accruals during the integration of acquisitions may require adjustments in future periods as the transition of patient information is finalized; and
•	delays in obtaining new government and commercial payor identification numbers for acquired branches, resulting in a slowdown and/or loss of associated revenue.

In addition, AdaptHealth faces competition for acquisition candidates and, which may limit the number of acquisition opportunities available to AdaptHealth or lead to the payment of higher prices for its acquisitions. There can be no assurance that AdaptHealth will be able to identify suitable acquisition opportunities in the future or that any such opportunities, if identified, will be consummated on favorable terms, if at all. Without successful acquisitions, AdaptHealth’s future growth rate could decline.

While AdaptHealth conducts due diligence in connection with any acquisition opportunity, there may be risks or liabilities that such due diligence efforts fail to discover that are not disclosed to AdaptHealth or that AdaptHealth inadequately assesses. The failure to timely identify any material liabilities associated with any acquisitions could adversely impact AdaptHealth’s financial condition and results of operations.

If AdaptHealth were required to write down all or part of its goodwill its net earnings and net worth could be materially adversely affected.

Goodwill represents a significant portion of AdaptHealth’s assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, we are required to write down all or a significant part of AdaptHealth’s goodwill our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. AdaptHealth had $266.8 million and $202.4 million of goodwill recorded on its Consolidated Balance Sheets at December  31, 2019 and December 31, 2018, respectively. It is not possible at this time to determine if there will be any future impairment charge, or if there is, whether such charges would be material.

AdaptHealth may not be able to generate sufficient cash flow to cover required payments or meet operating covenants under its long-term debt and long-term operating leases.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under AdaptHealth’s long-term debt and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt or operating lease arrangements, which could harm its operating subsidiaries. AdaptHealth may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, AdaptHealth’s outstanding credit facility contains restrictive covenants and requires AdaptHealth to maintain or satisfy specified coverage tests. These restrictions and operating covenants include, among other things, requirements with respect to total leverage ratios and fixed charge coverage ratios. These restrictions, together with the restrictive covenants included in promissory notes with certain affiliates of BlueMountain Capital Management, LLC, may interfere with AdaptHealth’s ability to obtain additional advances under its existing credit facility or to obtain new financing or to engage in other business activities, which may inhibit AdaptHealth’s ability to grow its business and increase revenue. In addition, failure by AdaptHealth to comply with these restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of its debt.

AdaptHealth may need additional capital to fund its operating subsidiaries and finance its growth, and AdaptHealth may not be able to obtain it on acceptable terms, or at all, which may limit its ability to grow.

AdaptHealth’s ability to maintain and enhance its operating subsidiaries and equipment to meet regulatory standards, operate efficiently and remain competitive in its markets requires AdaptHealth to commit substantial resources to continued investment in its affiliated facilities and equipment. Additionally, the continued expansion of its business through the acquisition of existing facilities, expansion of existing facilities and construction of new facilities may require additional capital, particularly if AdaptHealth were to accelerate its acquisition and expansion plans. Financing may not be available or may be available only on terms that are not favorable. In addition, some of AdaptHealth’s outstanding indebtedness restrict, among other things, its ability to incur additional debt. If AdaptHealth is unable to raise additional funds or obtain additional funds on acceptable terms, it may have to delay or abandon some or all of its growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of the Common Stock.

Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on AdaptHealth’s outstanding variable rate indebtedness.

Certain of AdaptHealth’s indebtedness, including LIBOR Rate Loans under its credit facility, bears interest at variable interest rates that use LIBOR as a benchmark rate. LIBOR is the subject of recent proposals for reform and, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Federal Reserve Bank of New York has begun publishing a Secured

Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely.  The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in an increase in the interest cost of AdaptHealth’s variable rate indebtedness. In the event that LIBOR is no longer available as a reference rate or is replaced by SOFR in the future, AdaptHealth’s credit facility permits its lenders, in good faith, to unilaterally suspend maintaining LIBOR Rate Loans under the credit facility and to adopt a new rate, such as SOFR. As a result, AdaptHealth may need to renegotiate its outstanding indebtedness or incur other indebtedness, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our business, financial condition and results of operations.

Political and economic conditions, including significant global or regional developments such as economic and political events, international conflicts, natural disasters, and public health crises that are out of AdaptHealth’s control, could adversely affect its revenue, financial condition and results of operations.

AdaptHealth’s business can be affected by a number of factors that are beyond its control, such as general geopolitical, economic and business conditions, financial services market conditions, and general political and economic developments, including slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven economic recovery, government actions impacting trade agreements including the imposition of trade restrictions such as tariffs and retaliatory counter measures, government deficit reduction, natural and other disasters and public health crises affecting the operations of AdaptHealth or its customers or suppliers. Any Medicare, Medicaid or third-party payor reimbursement reductions as a result of such factors could adversely impact AdaptHealth’s business, financial condition, results of operations, cash flow, capital resources and liquidity. Turmoil in the financial markets, including in the capital and credit markets, and any uncertainty over its breadth, depth and duration may put pressure on the global economy and could have a negative effect on AdaptHealth’s business. Further, historical worldwide financial and credit turmoil could reduce the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could cause an economic recession in the United States or worldwide. If financial markets in the United States, Europe and Asia experience extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, governments may take unprecedented actions intended to address extreme market conditions that may include severely restricted credit and declines in real estate values. If conditions in the global economy, U.S. economy or other key vertical or geographic markets are weak or uncertain, AdaptHealth could experience material adverse impacts on its revenue, financial condition and results of operations.

If AdaptHealth’s subsidiary fails to comply with the terms of its Corporate Integrity Agreement, it could be subjected to substantial monetary penalties or suspension or termination from participation in the Medicare and Medicaid programs.

Braden Partners, L.P. (“BP”), d/b/a Pacific Pulmonary Services (“PPS”), which was acquired by AdaptHealth in May 2018, entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”), effective March 31, 2017, concurrent with the execution of a settlement agreement with the United States, acting through the DOJ and on behalf of the OIG-HHS. The CIA imposes certain compliance, auditing (including by an independent review organization), self-reporting and training requirements with which BP must comply. If BP fails to comply with the terms of its CIA, it could be subjected to substantial monetary penalties and/or suspension or exclusion from participation in federal healthcare programs. Any such suspension, exclusion or termination would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on the results of BP’s operations. The imposition of monetary penalties and/or termination of contracts with respect to BP could adversely affect AdaptHealth’s profitability and financial condition. The CIA has a five-year term which expires in April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG-HSS confirmed that the requirements of the CIA imposed upon PPS would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition.

AdaptHealth’s current insurance program may expose it to unexpected costs and negatively affect its business, financial condition and results of operations, particularly if it incurs losses not covered by its insurance or if claims or losses differ from its estimates.

There is an inherent risk of liability in the provision of healthcare services. As participants in the healthcare industry, AdaptHealth may periodically be subject to lawsuits, some of which may involve large claims and significant costs to defend, such as mass tort or other class actions. Although AdaptHealth’s insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that it believes are reasonable based on its operations, the coverage under its insurance programs may not be adequate to protect it in all circumstances. AdaptHealth’s insurance policies contain exclusions and conditions that could have a materially adverse impact on AdaptHealth’s ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. Additionally, insurance companies that currently insure companies in AdaptHealth’s industry may cease to do so, may change the coverage provided or may substantially increase premiums in the future. The incurrence of losses and liabilities that exceed AdaptHealth’s available coverage, therefore, could have a material adverse effect on its business, financial condition and results of operations.

AdaptHealth currently self-insures a significant portion of expected losses under its workers’ compensation, automobile liability and employee health insurance programs and, to offset negative insurance market trends, AdaptHealth may elect to increase its self-insurance coverage, accept higher deductibles or reduce the amount of coverage. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying its liabilities for these losses could result in materially different expenses than expected under these programs, which could have a material adverse effect on AdaptHealth’s financial condition and results of operations. In addition, if AdaptHealth experiences a greater number of these losses than it anticipates, it could have a material adverse effect on its business, financial condition and results of operations.

AdaptHealth currently outsources, and from time to time in the future may outsource, a portion of its internal business functions to third-party providers. Outsourcing these functions has significant risks, and AdaptHealth’s failure to manage these risks successfully could materially adversely affect its business, results of operations, and financial condition.

AdaptHealth currently, and from time to time in the future, may outsource portions of its internal business functions, including billing and administrative functions relating to revenue cycle management, to third-party providers in India, the Philippines and Central America. These third-party providers may not comply on a timely basis with all of AdaptHealth’s requirements, or may not provide AdaptHealth with an acceptable level of service. In addition, AdaptHealth’s reliance on third-party providers could have significant negative consequences, including significant disruptions in its operations and significantly increased costs to undertake its operations, either of which could damage AdaptHealth’s relationships with its customers. In addition, AdaptHealth’s outsourced functions may be negatively impacted by any number of factors, including political unrest; social unrest; terrorism; war; vandalism; currency fluctuations; changes to the law of India, the Philippines, the United States or any of the states or other jurisdictions in which AdaptHealth does business or outsources operations; or increases in the cost of labor and supplies in India, the Philippines or Central America or any other jurisdiction in which AdaptHealth outsources any portion of its internal business functions. AdaptHealth’s outsourced operations may also be affected by trade restrictions, such as tariffs or other trade controls. As a result of its outsourcing activities, it may also be more difficult for AdaptHealth to recruit and retain qualified employees for its business needs at any time. AdaptHealth’s failure to successfully outsource certain of its business functions could materially adversely affect its business, results of operations, and financial condition.

Risks Related to Our Securities

Our only significant assets are the ownership of a majority interest in AdaptHealth Holdings, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations or to pay any dividends on our Class A Common Stock.

We have no direct operations and no significant assets other than the ownership of a majority of the economic and voting interests in AdaptHealth Holdings. We depend on AdaptHealth Holdings and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations or to pay any dividends with respect to our Class A Common Stock. Legal and contractual restrictions in agreements governing the indebtedness of AdaptHealth Holdings and its subsidiaries may limit our ability to obtain cash from AdaptHealth Holdings. The earnings from, or other available assets of, AdaptHealth Holdings and its subsidiaries may not be sufficient to enable us to satisfy our financial obligations or pay any dividends on our Class A Common Stock. AdaptHealth Holdings is classified as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of units of AdaptHealth Holdings (“AdaptHealth Units”), including us. As a result, we generally will incur taxes on our allocable share of any net taxable income generated by AdaptHealth Holdings. Under the terms of the Fifth Amended and Restated Limited Liability Company Agreement of AdaptHealth Holdings, AdaptHealth Holdings is obligated to make tax distributions to holders of AdaptHealth Units, including us, except to the extent such distributions would render AdaptHealth Holdings insolvent or are otherwise prohibited by law or the terms of AdaptHealth’s credit facility. In addition to our tax obligations, we also incur expenses related to our operations and our interests in AdaptHealth Holdings, including costs and expenses of being a publicly-traded company, all of which could be significant. To the extent that we require funds and AdaptHealth Holdings or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

We are required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.

The Tax Receivable Agreement, which we entered into at the Closing with the Blocker Sellers and the owners of units of AdaptHealth Holdings prior to the Closing other than the Blocker Companies (the “Non-Blocker AdaptHealth Members” and, collectively with the Blocker Sellers, the “TRA Holders”), generally provides for the payment by us to the Blocker Sellers of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Access Point Medical, Inc. existing prior to the Business Combination; (ii) certain increases in tax basis resulting from exchanges of AdaptHealth Units; (iii) imputed interest deemed to be paid by us as a result of payments we make under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant and is dependent upon significant future events and assumptions, including the timing of the exchanges of AdaptHealth Units, the price of our Class A Common Stock at the time of each exchange, the extent to which such exchanges are taxable transactions and the amount of the exchanging TRA Holder’s tax basis in its AdaptHealth Units at the time of the relevant exchange. The amount of such cash payments is also based on assumptions as to the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. We are dependent on distributions from AdaptHealth Holdings to make payments under the Tax Receivable Agreement, and we cannot guarantee that such distributions will be made in sufficient amounts or at the times needed to enable us to make our required payments under the Tax Receivable Agreement, or at all. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement, and therefore, may accelerate payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the TRA Holders maintaining a continued ownership interest in AdaptHealth Holdings or us.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if we breach any of our material obligations under the Tax Receivable Agreement, if we undergo a change of control or if, at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of the foregoing, (i) we could be required to make cash payments to the TRA Holders that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement, and (ii) we would be required to make a cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control due to the additional transaction costs a potential acquirer may attribute to satisfying such obligations. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

We will not be reimbursed for any payments made to TRA Holders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

We will not be reimbursed for any cash payments previously made to the TRA Holders pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Holder will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the Internal Revenue Service or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

Certain of the TRA Holders have substantial control over us, and their interests, along with the interests of other TRA Holders, in our business may conflict with the interests of our stockholders.

The TRA Holders may receive payments from us under the Tax Receivable Agreement upon any redemption or exchange of their AdaptHealth Units, including the issuance of shares of our Class A Common Stock upon any such redemption or exchange. As a result, the interests of the TRA Holders may conflict with the interests of holders of our Class A Common Stock. For example, the TRA Holders may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of TRA Holders even in situations where no similar considerations are relevant to us.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of AdaptHealth Holdings as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us after the Business Combination. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Class A Common Stock. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

In connection with the audit of AdaptHealth’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, there were certain controls over financial reporting relating to the timeliness of our review controls over non-routine transactions that did not operate as designed. AdaptHealth continues to be actively engaged in the development and implementation of its remediation plan to address such material weakness, including:

•	implementation of processes to improve overall efficiency and accuracy of accounting;
•

assignment of dedicated and experienced technical resources, including engaging a third-party consultant to assist management, with its responsibility of strengthening corporate oversight over financial reporting and enhancing controls associated with complex accounting matters; and

•	hiring additional qualified personnel and continue to evaluate the adequacy of our accounting personnel staffing level.

This remediation plan is intended to ensure that the key controls over the financial reporting oversight process are operating effectively and are sustainable.

In addition, our management and other personnel will need to continue to devote a substantial amount of time to compliance initiatives applicable to public companies, including compliance with Section 404 and the evaluation of the effectiveness of our internal controls over financial reporting within the prescribed timeframe. AdaptHealth is in the process of evaluating the adequacy of its accounting personnel staffing level and other matters related to internal controls over financial reporting. AdaptHealth may discover additional deficiencies in existing systems and controls that it may not be able to remediate in an efficient or timely manner.

Certain of our principal stockholders have significant influence over us.

Entities affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield Management”) collectively beneficially own approximately 26.14% of our Class A Common Stock, assuming (i) the exchange of 31,063,799 AdaptHealth Units together with the same number of shares of Class B Common Stock for shares of Class A Common Stock and (ii) the exercise of 1,640,981 private placement warrants and 833,333 public warrants held by Deerfield Management. Everest Trust beneficially owns approximately 21.717% of our Class A Common Stock, assuming (i) the exchange of 31,063,799 AdaptHealth Units together with the same number of shares of Class B Common Stock for shares of Class A Common Stock and (ii) the exercise of 665,628 private placement warrants held by

Clifton Bay Offshore Investments L.P. and 41,473 private placement warrants held by Quadrant Management, Inc. As long as Deerfield Management and/or Everest Trust own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

The interests of Deerfield Management and/or Everest Trust may not align with the interests of our other stockholders. Each of Deerfield Management and Everest Trust is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Each of Deerfield Management and Everest Trust may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our second amended and restated certificate of incorporation provides that our stockholders and our directors, including any who were designated by any of our stockholders, other than any such persons who are employees of us or any of our subsidiaries, do not have any obligation to offer to us any corporate opportunity of which he or she may become aware prior to offering such opportunities to other entities with which they may be affiliated, subject to certain limited exceptions.

We will continue to incur significant increased expenses and administrative burdens as a result of being a public company, which could have a material adverse effect on our business, financial condition and results of operations.

We will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that AdaptHealth Holdings did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities AdaptHealth had not prior to the Business Combination. In addition, additional expenses associated with SEC reporting requirements will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

AdaptHealth’s management has limited experience in operating a public company.

AdaptHealth’s executive officers and certain directors have limited experience in the management of a publicly traded company. AdaptHealth’s management team may not successfully or effectively manage its transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Because we have no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, our stockholders may not receive any return on investment unless they sell their Class A Common Stock for a price greater than that which they paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, our stockholders may not receive any return on an investment in our Class A Common Stock unless they sell our Class A Common Stock for a price greater than that which they paid for it.

There can be no assurance that we will be able to continue to comply with the continued listing standards of Nasdaq.

Our Class A Common Stock is currently listed on Nasdaq. There can be no assurance that we will continue to be able to meet Nasdaq’s listing requirements with respect to our Class A Common Stock. If our Class A Common Stock is delisted, there could be limited availability of market quotations for the Class A Common Stock and reduced liquidity in trading. Our public warrants were formerly listed on Nasdaq; however, on November 27, 2019, we received a letter from Nasdaq stating that our public warrants failed to meet the Nasdaq Capital Market’s round lot holder requirement. Our public warrants were suspended from trading on Nasdaq on December 6, 2019 and subsequently delisted. Upon suspension of trading on Nasdaq, our public warrants began trading on the over-the-counter market. Although we anticipate that our Class A Common Stock, if delisted from Nasdaq, would be eligible for quotation and trading on the over-the-counter market, there can be no assurance that trading would be commenced or maintained on the over-the-counter market for our Class A Common Stock.

In addition, if we failed to meet Nasdaq’s listing requirements with respect to our Class A Common Stock, in addition to reduced liquidity, we and our stockholders could face significant material consequences including:

•

a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Common Stock is listed on Nasdaq, it is a covered security. Although the states are preempted from regulating the sale of our Class A Common Stock, if we were no longer listed on Nasdaq, our Class A Common Stock would not be a covered security and we would be subject to regulation in each state in which we offer our Class A Common Stock.

A significant portion of our total outstanding Class A Common Stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock. After the Business Combination:

•

certain persons collectively own 3,672,500 shares of Class A Common Stock and 2,643,333 private placement warrants distributed to them by Deerfield/RAB Ventures LLC (our “Sponsor”) in connection with its dissolution, subject to restrictions on transfer under the terms of a letter agreement entered into by our Sponsor at the time of our initial public offering (“IPO”);
•

38,290,298 shares of Class A Common Stock which were either issued or may be issued upon the exchange of AdaptHealth Units are subject to restrictions on transfer under the terms of the Lock-up Agreements; and

•

Deerfield and Richard Barasch collectively own 12,500,000 shares of Class A Common Stock that are subject to restrictions on transfer under the terms of the Amended and Restated Subscription Agreement entered into on October 15, 2019 between the Company, Deerfield and RAB Ventures (DFB) LLC.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a warrant.

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to warrantholders, thereby making their public warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrantholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. In addition, we may redeem the public warrants after they become exercisable for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case warrantholders would lose any potential embedded value from a subsequent increase in the value of the Common Stock had their warrants remained outstanding.

In addition, we may redeem the public warrants after they become exercisable for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case warrantholders would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had their warrants remained outstanding. None of the private placement warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A Common Stock.

We issued warrants to purchase 8,333,333 shares of our Class A Common Stock as part of the units offered in our IPO and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share. To the extent such warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we plan to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we have issued more than $1.07 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in the IPO, which would be December 31, 2023. AdaptHealth had revenues for the year ended December 31, 2019 of approximately $529.6 million. If we continue to expand our business through acquisitions and/or continue to grow revenues organically, we may cease to be an emerging growth company prior to December 31, 2023.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the same time private companies adopt the new or revised standard. Investors may find our Class A Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our Class A Common Stock and its stock price may be more volatile.

We are also currently a “smaller reporting company.” In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Our second amended and restated certificate of incorporation requires that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America be the exclusive forums for substantially all disputes between us and our stockholders, which may have the effect of discouraging lawsuits against our directors and officers.

Our second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, other than any claim to enforce a duty or liability created by the Exchange Act or other claim for which federal courts have exclusive jurisdiction, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of the State of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. Our second amended and restated certificate of incorporation further provides that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These provisions may have the effect of discouraging lawsuits against our directors and officers. If a court were to find either exclusive forum provision in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. For example, the Court of Chancery of the State of Delaware determined in December 2018 that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If the Court of Chancery’s decision were to be overturned, we would enforce the federal district court exclusive forum provision in our second amended and restated certificate of incorporation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease primarily all of our offices and facilities. Our corporate headquarters currently consists of approximately 12,000 square feet in an office building located at 220 Germantown Pike,  Suite 250, Plymouth Meeting,  Pennsylvania,  19462. In addition to our corporate headquarters, we lease facilities for our operating locations,  billing centers, and other warehouse and office space. All facilities are leased pursuant to operating leases. We believe that our facilities are suitable and adequate for our planned needs.

Item 3. Legal Proceedings

AdaptHealth is involved in investigations, claims, lawsuits and other proceedings arising in the ordinary course of its business. These matters involve personnel and employment issues, regulatory matters, personal injury, contract and other proceedings arising in the ordinary course of business, which have not resulted in any material losses to date. Although AdaptHealth does not expect the outcome of these proceedings will have a material adverse effect on its financial condition or results of operations, such matters are inherently unpredictable. Therefore, AdaptHealth could incur judgments or enter into settlements or claims that could materially impact its financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is currently listed on Nasdaq under the symbol “AHCO” and our public warrants are quoted on the OTC Pink marketplace operated by OTC Markets Group, Inc. under the symbol “AHCOW.” Through November 8, 2019, our Class A Common Stock and warrants were quoted under the symbols “DFB” and “DFBW,” respectively. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in our registration statement. Only whole warrants are exercisable and only whole warrants will trade. The warrants will expire on the fifth anniversary of the Closing, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

As of March 3, 2020, there were 40 holders of record of shares of our Class A Common Stock, 18 holders of record of shares of our Class B Common Stock and 26 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names. There is no public market for our Class B Common Stock.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, our ability to declare dividends may be limited by restrictive covenants contained in any of our existing or future indebtedness.

Recent Sales of Unregistered Securities

Other than as follows, we had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K.

Unit Exchanges

Since the Closing of the Business Combination, the Company has issued 1,050,000 shares of Class A Common Stock to certain members of AdaptHealth Holdings in exchange for an equal number of shares of Class B Common Stock and AdaptHealth Units pursuant to the Exchange Agreement, dated as of November 8, 2019, between the Company, AdaptHealth Holdings and holders of AdaptHealth Units. The shares of Class A Common Stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Plan-Related Issuances

Since the Closing of the Business Combination, the Company has approved the grant to certain of its officers, directors and employees of (i) 416,250 restricted shares of Class A Common Stock and (ii) options to purchase an aggregate of 3,416,666 shares of its Class A Common Stock under the AdaptHealth Corp. 2019 Stock Incentive Plan. The shares of Class A Common Stock and options are being issued pursuant to the exemption from registration contained in Rule 701 promulgated under Section 3(b) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following table shows selected historical consolidated financial information for the periods and as of the dates indicated. The selected historical consolidated financial information as of and for the years ended December 31, 2019 and 2018 was derived from the audited historical consolidated financial statements included elsewhere in this report. The selected historical consolidated financial information as of and for the years ended December 31, 2017 and 2016 was derived from the audited historical consolidated financial statements not included in this report.

Historical results are not necessarily indicative of future operating results. The selected historical consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our historical consolidated financial statements and accompanying notes included elsewhere in this report.

(in thousands)	Year Ended December 31,
Consolidated Statement of Operations Data:	2019	2018	2017	2016
Total net revenue	$529,644	$345,278	$192,559	$174,316
Operating income	$29,697	$31,091	16,088	$2,323
Net (loss) income attributable to AdaptHealth Corp.	$(14,996)	$23,260	$9,687	$(4,183)

(in thousands)
Consolidated Statement of Operations Data:
Net cash provided by operating activities	$60,418	$68,427	$45,931	$29,935
Net cash used in investing activities	$(84,870)	$(96,284)	$(15,077)	$(2,676)
Net cash provided by (used in) financing activities	$76,144	$48,769	$(30,263)	$(27,580)

(in thousands)	December 31,
Balance Sheet Data:	2019	2018	2017
Total assets	$547,034	$368,957	$111,984
Total long-term debt, including current portion	$396,833	$134,185	$20,312
Total stockholders' equity (deficit) / members’ equity (deficit)	$(29,248)	$102,769	$(637)

The following table sets forth EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex:

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016
	(unaudited)
EBITDA	$90,142	$77,569	$43,580	$28,886
Adjusted EBITDA	$123,021	$84,447	$45,035	$33,104
Adjusted EBITDA less Patient Equipment Capex	$75,600	$45,083	$19,186	$7,625

The following table reconciles net income (loss) attributable to AdaptHealth Corp., the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex:

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016
	(unaudited)
Net (loss) income attributable to AdaptHealth Corp.	$(14,996)	$23,260	$9,687	$(4,183)
Income attributable to noncontrolling interest	2,111	1,077	580	563
Interest expense excluding change in fair value of interest rate swaps	27,878	8,000	5,041	5,761
Interest expense (income) - change in fair value of interest rate swaps	11,426	(547)	—	—
Income tax expense (benefit)	1,156	(2,098)	249	(208)
Depreciation	62,567	47,877	27,816	26,563
Loss from discontinued operations, net of tax	—	—	207	390
EBITDA	90,142	77,569	43,580	28,886
Loss on extinguishment of debt, net(a)	2,121	1,399	324	—
Equity-based compensation expense(b)	11,070	884	49	49
Transaction costs(c)	15,984	2,514	—	—
Severance(d)	2,301	1,920	826	430
Non-recurring expenses	534	161	256	3,739
Earnout liability activity(e)	869	—	—	—
Adjusted EBITDA	123,021	84,447	45,035	33,104
Less: Patient equipment capex(f)	(47,421)	(39,364)	(25,849)	(25,479)
Adjusted EBITDA less Patient Equipment Capex	$75,600	$45,083	$19,186	$7,625

(a)	Represents write offs of deferred financing costs and prepayment penalty expense related to refinancing of debt offset by gain on debt extinguishment.
(b)	Represents amortization of equity‑based compensation to employees, including expense resulting from accelerated vesting and modification of certain awards.
(c)	Represents transaction costs related to acquisitions, the 2019 Recapitalization, and the Business Combination.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	Represents fair value adjustments and other charges associated with earnout liabilities from acquisitions.
(f)	Represents the value of the patient equipment received during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with AdaptHealth Corp.’s (“AdaptHealth” or the “Company”) consolidated financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors”, of this report on Form 10-K.

AdaptHealth Corp. Overview

AdaptHealth is a leading provider of home healthcare equipment, supplies and related services in the United States. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea, (ii) home medical equipment to patients discharged from acute care and other facilities, (iii) oxygen and related chronic therapy services in the home and (iv) other HME medical devices and supplies on behalf of chronically ill patients with diabetes care, wound care, urological, ostomy and nutritional supply needs.  The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2019, AdaptHealth serviced approximately 1.2 million patients annually in 49 states through its network of 173 locations in 35 states. Following its acquisition of PCS from McKesson Corporation in January 2020, AdaptHealth services over approximately 1.4 million patients annually in all 50 states through its network of 187 locations in 38 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

Trends and Factors Affecting AdaptHealth’s Future Performance

Significant trends and factors that AdaptHealth believes may affect its future performance include:

•

Home Medical Equipment Growth.  According to CMS, the HME industry has grown from $40 billion in 2010 to $56 billion in 2018 (representing a 4.3% CAGR), of which AdaptHealth’s total addressable market for its sleep therapy, oxygen services, mobility products and hospice HME business lines comprised approximately $12 billion to $15 billion in 2018. During that time Medicaid data shows a continued shift of long-term services and supports (LTSS) spending into the home, with 57% of that spending going to home and community-based services in 2016. According to CMS, the HME market is projected to continue to grow at a 6.1% CAGR over the next nine years. As a result of the acquisition of the diabetic, wound care, ostomy and urological supplies business of PCS in January 2020, the Company believes it has more than doubled its addressable market to more than $25 billion.

•

Aging U.S. Population.  The population of adults aged 65 and older in the U.S., a significant group of end users of AdaptHealth’s products and services, is expected to continue to grow and thus grow AdaptHealth’s market opportunity. According to CMS, in the U.S., the population of adults between the ages of 65 and 84 is expected to grow at a 2.5% CAGR through 2030, while the population of adults over 85 is projected to grow at a 2.9% CAGR during that same time period. Not only is the elderly population expected to grow, but they are also expected to make up a larger percentage of the total U.S. population. According to the U.S. Census Bureau, the U.S. geriatric population was approximately 15% of the total population in 2014 and is expected to grow to approximately 24% of the total population by 2060.

•

Increasing Prevalence of Chronic Conditions.  HME is necessary to help treat significant health issues affecting millions of Americans, such as chronic obstructive pulmonary disease, congestive heart failure, obstructive sleep apnea and diabetes.

•

Increasing Prevalence of and Preference for In-Home Treatments.  The number of conditions that can be treated in the home continues to grow, with recent additions including chronic wound care, sleep testing, dialysis and chemotherapy. In home care is also increasingly becoming the preferred method of treatment, particularly for the elderly population. According to the AARP Public Policy Institute, 90% of patients over age 55 have indicated a preference to receive care in the home rather than in an institutional setting.

•

Home Care is the Lowest Cost Setting.  Not only is in-home care typically just as effective as care delivered in an inpatient setting, but it has also proven to be more cost effective. This is especially important within the context of government pressures to lower the cost of care, pushing clinicians to seek care settings that are less costly than hospitals and inpatient facilities. On a daily basis, home healthcare has been estimated by Cain Brothers & Company, LLC to be approximately seven times less expensive than care provided in skilled nursing facilities, the closest acuity site of care. In-home care offers a significant cost reduction opportunity relative to facility based care without sacrificing quality.

Certain additional items may impact the comparability of the historical results presented below with AdaptHealth’s future performance, such as the cost of being a public company. To operate as a public company, AdaptHealth will be required to continue to implement changes in certain aspects of its business and develop, manage, and train management level and other employees to comply with ongoing public company requirements,  including compliance with Section 404 and the evaluation of the effectiveness of internal controls over financial reporting. AdaptHealth will also incur new expenses as a public company, including expenses associated with public reporting obligations, proxy statements and stockholder meetings, stock exchange fees, transfer agent fees, SEC and Financial Industry Regulatory Authority filing fees and offering expenses.

Key Components of Operating Results

Net Revenue.  Net revenues are recorded for services that AdaptHealth provides to patients for home healthcare equipment and related services. AdaptHealth’s primary service lines are (i) sleep therapy equipment, supplies and related services (including CPAP and bi-PAP services) to individuals suffering from OSA, (ii) home medical equipment to patients discharged from acute care and other facilities and (iii) respiratory, including oxygen and related chronic therapy services in the home. Net revenues also include other services and supplies, primarily related to orthotics, enteral and hospice. Revenues are recorded either (x) at a point in time for the sale of supplies and disposables, or (y) over the service period for equipment rental (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment), at amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers. For the year ended December 31, 2019, approximately 60% and 40% of revenues were recognized at a point in time and over the service period, respectively. For the year ended December 31, 2018, approximately 55% and 45% of revenues were recognized at a point in time and over the service period, respectively. Net revenues are net of related provision for doubtful accounts and implicit price concessions. Provision for doubtful accounts consists of billed charges that are ultimately deemed uncollectible due to a patient’s or a third-party payor’s inability or unwillingness to pay. The amount is based on management’s best estimate of the net realizable value of accounts receivable. Variable consideration in the form of implicit price concessions that is not expected to be collected from customers are recorded as a direct reduction of net revenues.

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (ASC 606), effective January 1, 2019, using the modified retrospective transition method.  Results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company’s adoption of ASC 606 primarily impacts the presentation of revenues due to the inclusion of variable consideration in the form of implicit price concessions contained in certain of its contracts with customers. Under ASC 606, amounts estimated to be uncollectible are generally considered implicit price concessions that are a direct reduction to net revenues. Prior to adoption of ASC 606, such amounts were classified as provision for doubtful accounts.

Cost of Net Revenue.  Cost of net revenues includes the cost of non-capitalized medical equipment and supplies, distribution expenses, labor costs, facilities rental costs, third-party revenue cycle management costs and depreciation for capitalized patient equipment. Distribution expenses represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries, benefits and other costs related to drivers and dispatch personnel; and amounts paid to couriers.

General and Administrative Expenses.  General and administrative expenses consist of corporate support costs including information technology, human resources, finance, contracting, legal, compliance, equity-based compensation, transaction expenses and other administrative costs.

Depreciation, Excluding Patient Equipment Depreciation.  Depreciation expense includes depreciation charges for capital assets other than patient equipment (which is included as part of the cost of net revenues).

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with FASB ASC Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. The most significant of these acquisitions impacting the comparability of AdaptHealth’s operating results in 2019 compared to 2018 were PPS HME Holdings (“PP”S) acquired in May 2018, Verus Healthcare, Inc. (“Verus”) acquired in May 2018, Home Medical Express, Inc. (“HMEI”) acquired in July 2018, Med Way Medical, Inc. (“Med Way”) acquired in December 2018, Continued Care of Long Island, Inc. (“CCLI”) acquired in October 2018, SleepMed Therapies, Inc. (“SleepMed”) acquired in July 2019, and Gould’s Discount Medical, LLC (“Gould’s”) acquired in January 2019. Refer to Note 3,  Acquisitions, included in our consolidated financial statements for the year ended December 31, 2019 included in this report for additional information regarding AdaptHealth’s acquisitions.

Debt and Recapitalization

On March 20, 2019, AdaptHealth entered into the Third Amended and Restated Credit and Guaranty Agreement and restructured its debt borrowings with its bank group. The debt restructuring consisted of $425 million in credit facilities, which includes a $300 million Initial Term Loan (the “Credit Facility Term Loan”), $50 million Delayed Draw Term Loan (the “Delayed Draw Loan”), and $75 million Revolving Credit Facility (the “New Revolver”), all with maturities in March 2024. The Credit Facility Term Loan may consist of Base Rate Loans or LIBOR Rate Loans (as defined in the agreement).”

On March 20, 2019, AdaptHealth entered into a Note and Unit Purchase Agreement with certain affiliates of BlueMountain Capital Management, LLC. In connection with the agreement, membership interests in AdaptHealth Holdings were purchased for $20 million, and AdaptHealth also signed a promissory note agreement with a principal amount of $100 million (the “BM Note”). The outstanding principal amount under the BM Note was due on the tenth anniversary of the agreement and bore interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, with 6% payable in cash and 6% payment in kind, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum.

The transactions consummated with respect to the Third Amended and Restated Credit and Guaranty Agreement and the Note and Unit Purchase Agreement are hereinafter referred to as the “2019 Recapitalization.”

In connection with the closing of the Business Combination, the Company amended its credit facility primarily to (i) increase the amount available under the Delayed Draw Loan from $50 million to $100 million, and (ii) revise the Consolidated Total Leverage Ratio thresholds and lower the applicable margin to determine the variable quarterly interest rate under the credit facility. In addition, the Company repaid $50.0 million under the Credit Facility Term Loan using the proceeds received from the transactions completed as part of the Business Combination; such repayment was applied to the principal payments required to be paid through September 2023. In addition, the Company repaid $31.5 million that was outstanding under the New Revolver. Further, in connection with the closing of the Business Combination,  the BM Note was replaced with a new amended and restated promissory note with a principal amount of $100 million. In addition, certain affiliates of BlueMountain Capital Management, LLC converted certain of its members’ equity interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. The outstanding principal amount under the New Promissory Note is due on November 8, 2029 and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, with 6% payable in cash and 6% Payment in Kind (“PIK”), and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum. The Company has the option to pay the PIK interest in cash.

Seasonality

AdaptHealth’s business is somewhat sensitive to seasonal fluctuations. Its patients are generally responsible for a greater percentage of the cost of their treatment or therapy during the early months of the year due to co-insurance, co-payments and deductibles, and therefore may defer treatment and services of certain therapies until meeting their annual deductibles. In addition, changes to employer insurance coverage often go into effect at the beginning of each calendar year which may impact eligibility requirements and delay or defer treatment. These factors may lead to lower net revenue and cash flow in the early part of the year versus the latter half of the year. Additionally, the increased incidence of respiratory infections during the winter season may result in initiation of additional respiratory services such as oxygen therapy for certain patient populations. AdaptHealth’s quarterly operating results may fluctuate significantly in the future depending on these and other factors.

Key Business Metrics

AdaptHealth focuses on net revenue, EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex as it reviews its performance. Total net revenue is comprised of net sales revenue and net revenue from fixed monthly equipment reimbursements less a provision for doubtful accounts and implicit price concessions. Net sales revenue consists of revenue recognized at a point in time for the sale of supplies and disposables. Net revenue from fixed monthly equipment reimbursements consists of revenue recognized over the service period for equipment (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment).

	Three months ended
	March 31, 2019		June 30, 2019		September 30, 2019		December 31, 2019
Net Revenue		Revenue		Revenue		Revenue		Revenue		Revenue
(in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Total	Percentage
	(Unaudited)
Net sales revenue - Point in time
Sleep	$47,127	39.4%	$50,433	40.6%	$59,117	43.3%	$67,865	45.4%	$224,542	42.4%
Respiratory	1,279	1.1%	1,445	1.2%	1,397	1.0%	1,659	1.1%	5,780	1.1%
HME	11,042	9.2%	10,966	8.8%	11,963	8.8%	11,977	8.0%	45,948	8.7%
Other	9,509	8.0%	10,151	8.2%	10,587	7.8%	9,934	6.6%	40,181	7.5%
Total Net sales revenue	$68,957	57.7%	$72,995	58.8%	$83,064	60.9%	$91,435	61.1%	$316,451	59.7%

Net revenue from fixed monthly equipment reimbursements
Sleep	$18,057	15.1%	$18,944	15.3%	$20,761	15.2%	$23,084	15.4%	$80,846	15.3%
Respiratory	20,429	17.1%	20,010	16.1%	19,646	14.4%	21,333	14.3%	81,418	15.4%
HME	10,370	8.7%	10,294	8.3%	11,103	8.1%	11,445	7.7%	43,212	8.2%
Other	1,686	1.4%	1,910	1.5%	1,877	1.4%	2,244	1.5%	7,717	1.4%
Total Net revenue from fixed monthly equipment reimbursements	$50,542	42.3%	$51,158	41.2%	$53,387	39.1%	$58,106	38.9%	$213,193	40.3%

Total net revenue
Sleep	$65,184	54.5%	$69,377	55.9%	$79,878	58.5%	$90,949	60.8%	$305,388	57.7%
Respiratory	21,708	18.2%	21,455	17.3%	21,043	15.4%	22,992	15.4%	87,198	16.5%
HME	21,412	17.9%	21,260	17.1%	23,066	16.9%	23,422	15.7%	89,160	16.9%
Other	11,195	9.4%	12,061	9.7%	12,464	9.2%	12,178	8.1%	47,898	8.9%
Total net revenue	$119,499	100.0%	$124,153	100.0%	$136,451	100.0%	$149,541	100.0%	$529,644	100.0%

	Three months ended
	March 31, 2018		June 30, 2018		September 30, 2018		December 31, 2018
Net Revenue		Revenue		Revenue		Revenue		Revenue		Revenue
(in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Total	Percentage
	(Unaudited)
Net sales revenue - Point in time
Sleep	$12,205	21.8%	$25,760	32.8%	$41,226	40.4%	$44,394	40.9%	$123,585	35.8%
Respiratory	1,069	1.9%	1,193	1.5%	1,267	1.2%	1,382	1.3%	4,911	1.4%
HME	9,069	16.2%	9,289	11.8%	8,938	8.7%	9,428	8.7%	36,724	10.6%
Other	5,472	9.8%	6,043	7.8%	6,062	6.0%	7,074	6.4%	24,651	7.2%
Total Net sales revenue	$27,815	49.7%	$42,285	53.9%	$57,493	56.3%	$62,278	57.3%	$189,871	55.0%

Net revenue from fixed monthly equipment reimbursements
Sleep	$7,534	13.5%	$11,709	14.9%	$16,102	15.8%	$17,359	16.0%	$52,704	15.3%
Respiratory	12,167	21.7%	15,627	19.9%	19,246	18.8%	19,301	17.8%	66,341	19.2%
HME	8,354	14.9%	8,770	11.2%	9,180	9.0%	9,638	8.8%	35,942	10.4%
Other	114	0.2%	94	0.1%	135	0.1%	77	0.1%	420	0.1%
Total Net revenue from fixed monthly equipment reimbursements	$28,169	50.3%	$36,200	46.1%	$44,663	43.7%	$46,375	42.7%	$155,407	45.0%

Total net revenue
Sleep	$19,739	35.3%	$37,469	47.7%	$57,328	56.2%	$61,753	56.9%	$176,289	51.1%
Respiratory	13,236	23.6%	16,820	21.4%	20,513	20.0%	20,683	19.1%	71,252	20.6%
HME	17,423	31.1%	18,059	23.0%	18,118	17.7%	19,066	17.5%	72,666	21.0%
Other	5,586	10.0%	6,137	7.9%	6,197	6.1%	7,151	6.5%	25,071	7.3%
Total net revenue	$55,984	100.0%	$78,485	100.0%	$102,156	100.0%	$108,653	100.0%	$345,278	100.0%

Results of Operations

Comparison of Year Ended December 31, 2019 and Year Ended December 31, 2018.

The following table summarizes AdaptHealth’s consolidated results of operations for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31,
	2019		2018
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(unaudited)
Revenue:
Revenue, net of contractual allowances and discounts			$361,054
Provision for doubtful accounts (1)			(15,776)
Net revenue	$529,644	100.0%	345,278	100.0%	$184,366	53.4%
Costs and expenses:
Cost of net revenue	440,386	83.1%	293,384	85.0%	147,002	50.1%
General and administrative expenses	56,493	10.7%	18,069	5.2%	38,424	212.7%
Depreciation, excluding patient equipment depreciation	3,069	0.6%	2,734	0.8%	335	12.3%
Total costs and expenses	499,948	94.4%	314,187	91.0%	185,761	59.1%
Operating income	29,696	5.6%	31,091	9.0%	(1,395)	(4.5)%
Interest expense, net	39,304	7.4%	7,453	2.2%	31,851	427.4%
Loss on extinguishment of debt, net	2,121	0.4%	1,399	0.4%	722	NM %
(Loss) income before income taxes	(11,729)	(2.2)%	22,239	6.4%	(33,968)	(152.7)%
Income tax expense (benefit)	1,156	0.2%	(2,098)	(0.6)%	3,254	NM
Net (loss) income	(12,885)	(2.4)%	24,337	7.0%	(37,222)	(152.9)%
Income attributable to noncontrolling interests	2,111	0.4%	1,077	0.3%	1,034	96.0%
Net (loss) income attributable to AdaptHealth Corp.	$(14,996)	(2.8)%	$23,260	6.7%	$(38,256)	(164.5)%

(1)

The Company adopted ASC 606 effective January 1, 2019, the effects of which have not been reflected in prior periods. The Company’s adoption of ASC 606 primarily impacts the presentation of revenues due to the inclusion of variable consideration in the form of implicit price concessions contained in certain of its contracts with customers. Under ASC 606, amounts estimated to be uncollectible are generally considered implicit price concessions that are a direct reduction to net revenue. Prior to adoption of ASC 606, such amounts were classified as provision for doubtful accounts. For the year ended December 31, 2019, the Company recorded approximately $27.5 million of implicit price concessions as a direct reduction of net revenue that would have been recorded as provision for doubtful accounts prior to the adoption of ASC 606.

Net Revenue.  Net revenue for the year ended December 31, 2019 was $529.6 million compared to $345.3 million for the year ended December 31, 2018, an increase of $184.4 million or 53.4%. The increase in net revenue was driven primarily by acquisitions, which increased revenue by approximately $156.3 million.  The remaining increase in net revenue was attributable to organic growth resulting from demographic growth in core markets and CPAP resupply sales and marketing initiatives. For the year ended December 31, 2019, sales revenue (recognized at a point in time) comprised approximately 60% of total net revenue, compared to approximately 55% of total net revenue for the year ended December 31, 2018. The increase in sales revenue was driven primarily by the Verus and SleepMed acquisitions, which are predominantly CPAP resupply businesses and therefore have a high sales revenue mix, as well as strong organic growth in this category. For the year ended December 31, 2019, revenue from fixed monthly equipment reimbursements comprised approximately 40% of total net revenue, compared to approximately 45% of total net revenue for the year ended December 31, 2018.

Cost of Net Revenue.  Cost of net revenue for the year ended December 31, 2019 was $440.4 million compared to $293.4 million for the year ended December 31, 2018, an increase of $147.0 million or 50.1%. Cost of net revenue as a percentage of net revenue was 83.1% of net revenue for the year ended December 31, 2019, compared to 85.0% of net revenue for the year ended December 31, 2018. The 1.9% decrease in cost of net revenue as a percentage of net revenue is due in part to lower labor expense due to an increased usage of a global workforce, offset by an increase to expense of approximately $0.9 million associated with earnout liability activity relating to acquisitions. The $147.0 million increase in cost of net revenue is primarily attributable to acquisition growth.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2019 were $56.5 million compared to $18.1 million for the year ended December 31, 2018, an increase of $38.4 million or 212.7%. General and administrative expenses as a percentage of net revenue was 10.7% for the year ended December 31, 2019, and 5.2% for the year ended December 31, 2018. General and administrative expenses for the year ended December 31, 2019 included $11.1 million in equity-based compensation expense, $15.6 million in transaction costs, $1.4 million in severance expenses and $0.3 million in other non-recurring expenses. General and administrative expenses for the year ended December 31, 2018 included $0.9 million in equity-based compensation expense, and $2.4 million in transaction costs. Excluding the impact of equity-based compensation expense, transaction costs, severance and other non-recurring expenses, general and administrative expenses as a percentage of net revenue was 5.3% and 4.3% for the years ended December 31, 2019 and 2018, respectively. The $38.4 million increase was primarily comprised of an increase in labor costs of $21.0 million which included a $10.2 million increase in equity-based compensation expense, and an increase in other general and administrative expenses of $17.4 million of which $13.1 million was transaction related. Excluding the impact attributable to equity-based compensation and transaction costs, the increase was a result of increased support costs related to acquisition growth as well as incremental costs associated with operating as a public company.

Interest Expense.  Interest expense for the year ended December 31, 2019 was $39.3 million compared to $7.5 million for the year ended December 31, 2018. The increase in interest expense was driven by higher long-term debt obligations to fund acquisitions as well as the 2019 Recapitalization. Additionally, during the year ended December 31, 2019, AdaptHealth recorded non-cash interest expense representing the change in fair value of its interest rate swap agreements of $11.4 million, as compared to non-cash interest income of $0.5 million recorded in the year ended December 31, 2018; such amounts would only be paid out if the interest rate swap agreements were terminated. On August 22, 2019, in accordance with the provisions of FASB ASC 815, Derivatives and Hedging, and FASB ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, AdaptHealth designated its swaps as effective cash flow hedges. Accordingly, subsequent to August 22, 2019, changes in the fair value of its interest rate swaps are recorded as a component of other comprehensive income in equity rather than interest expense.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the year ended December 31, 2019 was $2.1 million which was a result of the write-off of deferred financing costs related to the 2019 Recapitalization. Loss on extinguishment of debt for the year ended December 31, 2018 was $1.4 million which was the result of the write-off of deferred financing costs and prepayment penalties incurred related to a debt restructuring that occurred in February 2018 offset by gain on debt extinguishment.

Income Tax Expense.  Income tax expense for the year ended December 31, 2019 was $1.1 million compared to income tax benefit of $2.1 million for the year ended December 31, 2018. The increase in income tax expense was primarily related to increased pre-tax income associated with the tax paying entities coupled with increased losses in entities that are not subject to tax at the entity level. During the year ended December 31, 2018, AdaptHealth reversed a previously established valuation allowance on deferred tax assets as a result of its profitability over the previous two years, resulting in an income tax benefit of $7.2 million recorded during that period.

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex

AdaptHealth uses EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex, which are financial measures that are not prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, to analyze its financial results and believes that they are useful to investors, as a supplement to U.S. GAAP measures. In addition, AdaptHealth’s ability to incur additional indebtedness and make investments under its existing credit agreement is governed, in part, by its ability to satisfy tests based on a variation of Adjusted EBITDA less Patient Equipment Capex.

AdaptHealth defines EBITDA as net income (loss) attributable to AdaptHealth Corp., plus net income attributable to noncontrolling interests, interest expense (income), income tax expense (benefit), and depreciation.

AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus loss on extinguishment of debt, equity‑based compensation expense, transaction costs, severance, earnout liability activity, and other non‑recurring expenses.

AdaptHealth defines Adjusted EBITDA less Patient Equipment Capex as Adjusted EBITDA (as defined above) less patient equipment acquired during the period without regard to whether the equipment was purchased or financed through lease transactions.

AdaptHealth believes Adjusted EBITDA less Patient Equipment Capex is useful to investors in evaluating AdaptHealth’s financial performance. AdaptHealth’s business requires significant investment in equipment purchases to maintain its patient equipment inventory. Some equipment title transfers to patients’ ownership after a prescribed number of fixed monthly payments. Equipment that does not transfer wears out or oftentimes is not recovered after a patient’s use of the equipment terminates. AdaptHealth uses this metric as the profitability measure in its incentive compensation plans that have a profitability component and to evaluate acquisition opportunities, where it is most often used for purposes of contingent consideration arrangements. In addition, AdaptHealth’s debt agreements contain covenants that use a variation of Adjusted EBITDA less Patient Equipment Capex for purposes of determining debt covenant compliance. For purposes of this metric, patient equipment capital expenditure is measured as the value of the patient equipment received during the accounting period without regard to whether the equipment is purchased or financed through lease transactions.

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex are significant components in understanding and assessing financial performance. Accordingly, these key business metrics have limitations as an analytical tool.  They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of AdaptHealth’s liquidity.

The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
(in thousands)	2019	2018
	(Unaudited)
Net (loss) income attributable to AdaptHealth Corp.	$(14,996)	$23,260
Income attributable to noncontrolling interests	2,111	1,077
Interest expense excluding change in fair value of interest rate swaps	27,878	8,000
Interest expense (income) - change in fair value of interest rate swaps	11,426	(547)
Income tax expense (benefit)	1,156	(2,098)
Depreciation	62,567	47,877
EBITDA	90,142	77,569
Loss on extinguishment of debt, net(a)	2,121	1,399
Equity-based compensation expense(b)	11,070	884
Transaction costs(c)	15,984	2,514
Severance(d)	2,301	1,920
Non-recurring expenses	534	161
Earnout liability activity(e)	869	—
Adjusted EBITDA	123,021	84,447
Less: Patient equipment capex(f)	(47,421)	(39,364)
Adjusted EBITDA less Patient Equipment Capex	$75,600	$45,083

(a)	Represents write offs of deferred financing costs and prepayment penalty expense related to refinancing of debt offset by gain on debt extinguishment.
(b)	Represents amortization of equity-based compensation to employees, including expense resulting from accelerated vesting and modification of certain awards.
(c)	Represents transaction costs related to acquisitions, the 2019 Recapitalization, and the Business Combination.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	Represents fair value adjustments and other charges associated with earnout liabilities from acquisitions.
(f)	Represents the value of the patient equipment received during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

Liquidity and Capital Resources

AdaptHealth’s principal sources of liquidity are its operating cash flows, borrowings under its credit agreements and proceeds from equity issuances. AdaptHealth has used these funds to meet its capital requirements, which consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, acquisitions and debt service. Our future capital expenditure requirements will depend on many factors, including its patient volume and revenue growth rates. AdaptHealth’s capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up. AdaptHealth may be required to seek additional equity or debt financing in connection with its business growth. In the event that additional financing is required from outside sources, AdaptHealth may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, AdaptHealth’s business, results of operations, and financial condition would be materially and adversely affected. AdaptHealth believes that its expected operating cash flows, together with its existing cash, cash equivalents, and amounts available under its credit facility, will continue to be sufficient to fund its operations and growth strategies for at least the next 12 months.

As of December 31, 2019, AdaptHealth had $76.9 million of cash and cash equivalents and $160.5 million available under the Third Amended and Restated Credit and Guaranty Agreement (including $100.0 million available under the Delayed Draw Loan and $60.5 million available under its Revolving Credit Facility after consideration of stand-by letters of credit outstanding of $2.5 million).

On March 20, 2019, AdaptHealth entered into the Third Amended and Restated Credit and Guaranty Agreement and restructured its debt borrowings with its bank group. The credit agreement consisted of $425 million in credit facilities, which included a $300 million Credit Facility Term Loan, a $50 million Delayed Draw Term Loan and a $75 million New Revolver, all with maturities in March 2024.

The Credit Facility Term Loan may consist of Base Rate Loans or LIBOR Rate Loans (as defined in the agreement). Each LIBOR Rate Loan bears interest quarterly at variable rates based upon the sum of (a) the LIBOR Rate for such interest period, plus (b) an applicable margin based upon the AdaptHealth’s Consolidated Total Leverage Ratio. Each Base Rate Loan bears interest quarterly at variable rates based upon the sum of (a) the Base Rate (as defined in the agreement), plus (b) an applicable margin based upon the AdaptHealth’s Consolidated Total Leverage Ratio. The applicable margin was set at 3.50% and 2.50% for LIBOR Rate Loans and Base Rate Loans, respectively, following the closing of the transaction and are reset each quarter. As of December 31, 2019, AdaptHealth had $246.3 million outstanding under the Credit Facility Term Loan (4.55% interest rate at December 31, 2019). The Credit Facility Term Loan required quarterly principal repayments of $1.875 million beginning June 30, 2019 through March 31, 2021, quarterly principal repayments of $3.75 million beginning June 30, 2021 through December 31, 2023, and the unpaid principal amount of the Credit Facility Term Loan is due at maturity in March 2024. In November 2019,  the Company repaid $50.0 million under the Credit Facility Term Loan using the proceeds received from the transactions completed as part of the Business Combination; such repayment was applied to the principal payments required to be paid through September 2023. In addition, in November 2019, the Company amended its credit facility primarily to (i) increase the amount available under the Delayed Draw Loan from $50 million to $100 million, and (ii) revise the Consolidated Total Leverage Ratio thresholds and lower the applicable margin to determine the variable quarterly interest rate under the credit facility.

The Delayed Draw Loan allows up to $100 million to be drawn in order to fund permitted acquisitions and to pay fees and transaction costs associated with such acquisitions, and has an availability period from the first business day immediately following the closing date of the credit agreement (March 20, 2019) to the earliest of (a) the Credit Facility Term Loan maturity date (March 2024), (b) 24 months following the closing date, or (c) the date of the termination of the commitment. The Delayed Draw Loan may consist of Base Rate Loans or LIBOR Rate Loans. As of December 31, 2019, AdaptHealth did not have any borrowings outstanding under the Delayed Draw Loan.

The New Revolver allows up to $75 million to be drawn in order to (1) finance working capital, make capital expenditures and for other general corporate purposes in an amount not to exceed $25 million, and (2) finance permitted acquisitions and to pay fees and transaction costs associated with such acquisitions in an amount not to exceed $50 million. As of December 31, 2019, AdaptHealth had $12 million outstanding under the New Revolver. Amounts outstanding under the New Revolver are due at maturity in March 2024. The interest rate under the New Revolver was 4.55% at December 31, 2019.

Under the credit agreement, AdaptHealth is subject to various agreements that contain a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a total leverage ratio and a fixed charges coverage ratio, as defined in the agreement. Additionally, under the terms of the credit agreement, AdaptHealth may be required to repay principal based on excess cash flow, as defined. AdaptHealth was in compliance with all debt covenants as of December 31, 2019.

On March 20, 2019, AdaptHealth signed a Note and Unit Purchase Agreement with certain affiliates of BlueMountain Capital Management, LLC. In connection with the agreement, AdaptHealth entered into a promissory note agreement with a principal amount of $100 million (the “BM Note”). The outstanding principal amount under the BM Note was due on the tenth anniversary of the agreement and bore interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, with 6% payable in cash and 6% payment in kind, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum.  In November 2019, in connection with the closing of the Business Combination,  the BM Note was replaced with a new amended and restated promissory note with a principal amount of $100 million. In addition, certain affiliates of BlueMountain Capital Management, LLC converted certain of its members’ equity interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. The outstanding principal amount under the New Promissory Note is due on the tenth anniversary of the closing date of the Business Combination and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, with 6% payable in cash and 6% Payment in Kind, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum.  The Company has the option to pay the PIK interest in cash.

At December 31, 2019, AdaptHealth’s working capital was $30.5 million, as compared to a working capital deficit of $44.9 million at December 31, 2018. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the equipment and the services that AdaptHealth provides.

Cash Flow.  The following table presents selected data from AdaptHealth’s consolidated statement of cash flows:

	Year Ended
	December 31,
(in thousands)	2019	2018
	(unaudited)
Net cash provided by operating activities	$60,418	$68,427
Net cash used in investing activities	(84,870)	(96,284)
Net cash provided by financing activities	76,144	48,769
Net increase in cash and cash equivalents	51,692	20,912
Cash at beginning of year	25,186	4,274
Cash at end of year	$76,878	$25,186

Net cash provided by operating activities for the year ended December 31, 2019 was $60.4 million compared to $68.4 million for the year ended December 31, 2018, a decrease of $8.0 million. The decrease was primarily the result of a $37.2 million decrease in net income (loss) partially resulting from a $13.5 million increase in transaction costs and a $31.9 million increase in interest expense in 2019 compared to 2018, a net increase of $52.2 million in non-cash charges primarily from depreciation, provision for doubtful accounts, non-cash interest expense relating to the Company’s interest rate swaps, equity-based compensation expense and write-off of deferred financing costs, a change in deferred taxes of $3.1 million, and a $26.1 million increase in cash used resulting from the change in operating assets and liabilities, primarily resulting from the change in accounts receivable and accounts payable and accrued expenses for the period.

Net cash used in investing activities for the year ended December 31, 2019 was $84.9 million compared to $96.3 million for the year ended December 31, 2018. The use of funds in the year ended December 31, 2019 consisted of $21.4 million for equipment and other fixed asset purchases and $63.5 million for acquisitions, including the Gould’s Acquisition, the SleepMed acquisition, and the acquisition of Choice Medical Healthcare, Inc. in the fourth quarter of 2019. The use of funds in the year ended December 31, 2018 consisted of $10.0 million for equipment and other fixed asset purchases and $86.3 million for acquisitions, including the Verus acquisition and the PPS acquisition.

Net cash provided by financing activities for the year ended December 31, 2019 was $76.1 million compared to $48.8 million for the year ended December 31, 2018. Net cash provided by financing activities for the year ended December 31, 2019 was primarily related to the 2019 Recapitalization and the Business Combination, and consisted of $360.5 million of borrowings from long-term debt and lines of credit, $20.0 million of proceeds from the sale of members’ interests, net proceeds of $148.9 million from the transactions completed in connection with the Business Combination, and proceeds of $100.0 million from a preferred debt issuance, offset by total repayments of $274.9 million on long-term debt and capital lease obligations, payments of $9.0 million for financing costs, payments of $0.8 million for equity issuance costs, payment of $3.7 million for the redemption of members’ interests, payment of $13.0 million for earnout liabilities in connection with the Verus Acquisition and the HMEI Acquisition, distributions to members of $250.0 million, distributions to noncontrolling interests of $1.3 million, and net payments of $0.6 million relating to tax withholdings associated with equity-based compensation activity. For the year ended December 31, 2018, net cash provided by financing activities consisted of $164.8 million of borrowings from long-term debt and lines of credit, offset by total repayments of $112.0 million on long-term debt, lines of credit and capital lease obligations, and payments of $2.7 million for deferred financing costs, $1.0 million for debt prepayment penalties and distributions to noncontrolling interests of $0.3 million.

Critical Accounting Policies and Significant Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the Company’s consolidated financial statements requires its management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. The Company’s management bases its estimates, assumptions and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different assumptions and judgments would change the estimates used in the preparation of the Company’s consolidated financial statements which, in turn, could change the results from those reported. In addition, actual results may differ from these estimates and such differences could be material to the Company’s financial position and results of operations.

Critical accounting policies and significant estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and significant estimates in relation to its consolidated financial statements include those related to revenue recognition, accounts receivable, business combinations, and goodwill valuation.

Revenue Recognition

The Company generates revenues for services and related products that the Company provides to patients for home medical equipment, related supplies, and other items. The Company’s revenues are recognized in the period in which services and related products are provided to customers and are recorded either at a point in time for the sale of supplies and disposables, or over the fixed monthly service period for equipment.

Revenues are recognized when control of the promised good or service is transferred to customers, in an amount that reflects the consideration to which the Company expects to receive from patients or under reimbursement arrangements with Medicare, Medicaid and third-party payors, in exchange for those goods and services.

Performance obligations are determined based on the nature of the services provided. The majority of the Company’s services and related products represent a bundle of services that are not capable of being distinct and as such, are treated as a single performance obligation satisfied over time as services are rendered.

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. The Company utilizes the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The Company applies constraint to the transaction price, such that net revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such adjustments become known.

Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery.

The Company provides certain equipment to patients which is reimbursed periodically in fixed monthly payments for as long as the patient is using the equipment and medical necessity continues (in certain cases, the fixed monthly payments are capped at a certain amount). The equipment provided to the patient is based upon medical necessity as documented by prescriptions and other documentation received from the patient’s physician. The patient generally does not negotiate or have input with respect to the manufacturer or model of the equipment prescribed by their physician and delivered by the Company. Once initial delivery of this equipment is made to the patient for initial setup, a monthly billing process is established based on the initial setup service date. The Company recognizes the fixed monthly revenue ratably over the service period as earned, less estimated adjustments, and defers revenue for the portion of the monthly bill that is unearned. No separate revenue is earned from the initial setup process. Included in fixed monthly revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the payor. The estimate of net unbilled fixed monthly revenue recognized is based on historical trends and estimates of future collectability.

The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Revenues are recorded based on the applicable fee schedule. The Company has established a contractual allowance to account for adjustments that result from differences between the payment amount received and the expected realizable amount. If the payment amount received differs from the net realizable amount, an adjustment is recorded to revenues in the period that these payment differences are determined. The Company reports revenues in its consolidated financial statements net of such adjustments.

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), effective January 1, 2019, using the modified retrospective transition method. The Company’s adoption of ASC 606 primarily impacts the presentation of revenues due to the inclusion of variable consideration in the form of implicit price concessions contained in certain of its contracts with customers. Under ASC 606, amounts estimated to be uncollectible are generally considered implicit price concessions that are a direct reduction to net revenue.

Accounts Receivable

Due to the continuing changes in the healthcare industry and third-party reimbursement environment, certain estimates are required to record accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. The complexity of third-party billing arrangements and laws and regulations governing Medicare and Medicaid may result in adjustments to amounts originally recorded.

The Company performs a periodic analysis to review the valuation of accounts receivable and collectability of outstanding balances. Management’s evaluation takes into consideration such factors as historical bad debt experience, business and economic conditions, trends in healthcare coverage, other collection indicators and information about specific receivables. The Company’s evaluation also considers the age and composition of the outstanding amounts in determining their estimated net realizable value.

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Revisions in reserve estimates are recorded as an adjustment to net revenue or provision for doubtful accounts in the period of revision.

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. In the event that a third-party payor does not accept the claim, the customer is ultimately responsible for payment for the products or services. Under ASC 606, the Company recognizes revenue in the statements of operations and contract assets on the consolidated balance sheets only when services have been provided. Since the Company has performed its obligation under the contract, it has unconditional rights to the consideration recorded as contract assets and therefore classifies those billed and unbilled contract assets as accounts receivable.

Business Combinations

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date. The acquisition-date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the acquisition-date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. Patient relationships, medical records and patient lists are not reported as separate intangible assets due to the regulatory requirements and lack of contractual agreements but are part of goodwill. Customer related relationships are not reported as separate intangible assets but are part of goodwill as authorizing physicians are under no obligation to refer the Company’s services to their patients, who are free to change physicians and service providers at any time. The Company may adjust the preliminary purchase price allocation, as necessary, for up to one year after the acquisition closing date if it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date. Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.

Valuation of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made in recent years. Goodwill is not amortized and is tested for impairment annually and upon the occurrence of a triggering event or change in circumstance indicating a possible impairment. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment review of goodwill during the fourth quarter (December 31st) of each year.

The impairment testing can be performed on either a quantitative or qualitative basis. During 2019 and 2018, the Company utilized a qualitative analysis for its annual impairment test and determined that there were no triggering events that would indicate that it is “more likely than not” that the carrying value of the Company’s reporting unit is higher than the respective fair value. As a result, the Company did not record any goodwill impairment charges.

Recent Accounting Pronouncements

Recently issued accounting pronouncements that may be relevant to the Company’s operations but have not yet been adopted are outlined in Note 2 (cc), Recently Issued Accounting Pronouncements, to its consolidated financial statements included elsewhere in this report.

Related Party Transactions

Executive Loan

On December 31, 2014, an executive entered into a loan agreement to borrow approximately $1.0 million from the Company in order to acquire membership interests. Monthly, interest-only payments were due at a rate of 1.9% per annum, and the principal was due in full at maturity on December 31, 2021. The principal and accrued interest under the loan were forgiven by the Company in connection with the transactions completed as part of the Business Combination.

Vendor Relationships

The Company and two of its executive officers owned equity in SnapWorx, LLC, a vendor of the Company that provides workflow technology services. Each individual owned less than 1% of SnapWorx, LLC. The Company and each individual sold its ownership in Snap Worx, LLC in February 2020.

The Company and two of its executive officers and shareholders own equity in Parachute Health, a vendor of the Company that provides automated order intake software. Each individual owns less than 1% of Parachute Health.

The expense related to Snap Worx LLC and Parachute Health was approximately $6.5 million and $3.5 million for the years ended December  31, 2019 and 2018, respectively.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related party transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related party transactions.

A “Related Party Transaction” is a transaction, arrangement or relationship in which the post combination company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of the post combination company’s officers or one of the post combination company’s directors;
•	any person who is known by the post combination company to be the beneficial owner of more than 5% of our voting stock;
•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother in law, father in law, son in law, daughter in law, brother in law or sister in law of a director, an officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than 5% of our voting stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 450, Accounting for Contingencies,  the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company’s management believes any liability that may ultimately result from its resolution will not have a material adverse effect on the Company’s financial conditions or results of operations.

Other contingencies arising in the normal course of business relate to acquisitions and the related contingent purchase prices and deferred payments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADAPTHEALTH CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AdaptHealth Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AdaptHealth Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) / members’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

March 6, 2020

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$76,878,134	$25,185,681
Accounts receivable	78,619,230	53,016,649
Inventory	13,239,037	7,672,646
Prepaid and other current assets	12,678,423	4,915,277
Total current assets	181,414,824	90,790,253
Equipment and other fixed assets, net	63,559,080	61,601,350
Goodwill	266,790,518	202,436,212
Other assets	6,851,892	5,049,628
Deferred tax asset	27,505,379	9,079,190
Total Assets	$546,121,693	$368,956,633
Liabilities and Stockholders' Equity (Deficit) / Members’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$102,728,093	$85,558,419
Current portion of capital lease obligations	19,749,854	20,814,404
Current portion of long-term debt	1,721,132	7,089,976
Contract liabilities	9,556,423	7,508,428
Other liabilities	17,138,684	14,705,719
Total current liabilities	150,894,186	135,676,946
Long-term debt, less current portion	395,111,563	127,094,723
Capital lease obligations, less current portion	233,139	172,467
Other long-term liabilities	29,131,012	3,243,839
Total Liabilities	575,369,900	266,187,975
Commitments and contingencies (note 2(p))
Stockholders’ Equity (Deficit) / Members' Equity (Deficit)
Class A Common Stock, par value of $0.0001 per share, 210,000,000 shares authorized; 40,816,292 shares issued and outstanding as of December 31, 2019	4,082	—
Class B Common Stock, par value of $0.0001 per share, 35,000,000 shares authorized; 31,563,799 shares issued and outstanding as of December 31, 2019	3,156	—
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2019	—	—
Additional paid-in capital	11,252,052	—
Accumulated deficit	(27,209,514)	—
Members' interest	—	113,274,181
Controlling interest members’ deficit	—	(13,370,648)
Accumulated other comprehensive income	1,431,029	—
Total stockholders' equity (deficit) / members' equity (deficit) attributable to AdaptHealth Corp.	(14,519,195)	99,903,533
Noncontrolling interests in subsidiaries	(14,729,012)	2,865,125
Total Stockholders' Equity (Deficit) / Members’ Equity (Deficit)	(29,248,207)	102,768,658
Total Liabilities and Stockholders' Equity (Deficit) / Members’ Equity (Deficit)	$546,121,693	$368,956,633

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018
Revenue:
Revenue, net of contractual allowances and discounts		$361,053,975
Provision for doubtful accounts		(15,775,638)
Net revenue	$529,644,247	345,278,337
Costs and expenses:
Cost of net revenue	440,386,387	293,384,635
General and administrative expenses	56,492,554	18,068,821
Depreciation, excluding patient equipment depreciation	3,068,477	2,733,807
Total costs and expenses	499,947,418	314,187,263
Operating income	29,696,829	31,091,074
Interest expense, net	39,304,488	7,452,737
Loss on extinguishment of debt, net	2,121,451	1,398,929
(Loss) income before income taxes	(11,729,110)	22,239,408
Income tax expense (benefit)	1,156,002	(2,097,705)
Net (loss) income	(12,885,112)	24,337,113
Income attributable to noncontrolling interests	2,110,783	1,076,766
Net (loss) income attributable to AdaptHealth Corp.	$(14,995,895)	$23,260,347

Net (loss) income per common share:
Basic and diluted	$(0.66)	$1.95
Weighted average shares outstanding for net (loss) income attributable to AdaptHealth Corp.:
Basic and diluted	22,557,213	11,899,898

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2019	2018
Net (loss) income	$(12,885,112)	$24,337,113
Other comprehensive income:
Interest rate swap agreements, net of reclassification adjustment	2,536,836	—
Comprehensive (loss) income	(10,348,276)	24,337,113

Net income attributable to noncontrolling interests	2,110,783	1,076,766
Comprehensive (loss) income attributable to AdaptHealth Corp.	$(12,459,059)	$23,260,347

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) / Members’ Equity (Deficit)

									Controlling		Accumulated
							Additional		interest		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	Deficit	income	subsidiaries	Total
Balance, December 31, 2017	—	$—	—	$—	—	$—	$—	$33,455,223	$(36,180,242)	$—	$—	$2,088,359	$(636,660)
Accrued return on members' interest	—	—	—	—	—	—	—	316,403	(316,403)	—	—	—	—
Issuance of members' interest for acquisitions	—	—	—	—	—	—	—	78,484,832	—	—	—	—	78,484,832
Cashless exercise of members' interest	—	—	—	—	—	—	—	134,350	(134,350)	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	883,373	—	—	—	—	883,373
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(300,000)	(300,000)
Net income	—	—	—	—	—	—	—	—	23,260,347	—	—	1,076,766	24,337,113
Balance, December 31, 2018	—	$—	—	$—	—	$—	$—	$113,274,181	$(13,370,648)	$—	$—	$2,865,125	$102,768,658
Activity prior to the Business Combination:
Issuance of members' interest, net of offering costs of $837,156	—	—	—	—	—	—	—	19,162,844	—	—	—	—	19,162,844
Redemption of members' interest	—	—	—	—	—	—	—	(2,112,500)	(1,600,955)	—	—	—	(3,713,455)
Distributions to members	—	—	—	—	—	—	—	—	(250,000,000)	—	—	—	(250,000,000)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,338,383)	(1,338,383)
Equity-based compensation	—	—	—	—	—	—	—	6,914,677	—	—	—	—	6,914,677
Net income (loss)	—	—	—	—	—	—	—	—	(16,315,045)	—	—	1,531,838	(14,783,207)
Effects of the Business Combination:
Recapitalization	27,796,166	2,780	34,113,799	3,411	—	—	—	(137,239,202)	281,286,648	(63,289,710)	—	(47,995,919)	32,768,008
Proceeds from sale of Class A Common Stock	12,500,000	1,250	—	—	—	—	—	—	—	69,561,286	—	55,437,464	125,000,000
Redemption of Class B Common Stock	—	—	(2,000,000)	(200)	—	—	—	—	—	(11,129,806)	—	(8,869,994)	(20,000,000)
Conversion of equity to long-term debt	—	—	—	—	—	—	—	—	—	(24,207,763)	—	(19,292,237)	(43,500,000)
Forgiveness of employee loan	—	—	—	—	—	—	—	—	—	537,329	—	428,221	965,550
Activity subsequent to the Business Combination:
Equity-based compensation	—	—	—	—	—	—	4,155,398	—	—	—	—	—	4,155,398
Shares withheld to pay withholding taxes	(29,874)	(3)	—	—	—	—	(283,805)	—	—	—	—	—	(283,808)
Exchange of Class B Common Stock to Class A Common Stock	550,000	55	(550,000)	(55)	—	—	(820,121)	—	—	—	—	820,121	—
Net income (loss)	—	—	—	—	—	—	—	—	—	1,319,150	—	578,945	1,898,095
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	8,200,580	—	—	—	—	—	8,200,580
Change in fair value of interest rate swaps, net of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	1,431,029	1,105,807	2,536,836
Balance, December 31, 2019	40,816,292	$4,082	31,563,799	$3,156	—	$—	$11,252,052	$—	$—	$(27,209,514)	$1,431,029	$(14,729,012)	$(29,248,207)

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(12,885,112)	$24,337,113
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	62,566,500	47,876,835
Equity-based compensation	11,070,075	883,373
Deferred income tax	895,298	(2,875,895)
Change in fair value of interest rate swaps, net of reclassification adjustment	11,425,921	(546,832)
Gain on change in fair value of contingent consideration	(150,000)	—
Provision for doubtful accounts	—	15,775,638
Amortization of deferred financing costs	1,311,573	477,781
Write-off of deferred financing costs	2,121,451	1,219,205
Forgiveness of employee loan	965,550	—
Gain on debt extinguishment	—	(800,000)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20,197,521)	(22,042,721)
Due from affiliates and related parties	—	700,791
Inventory	(1,305,350)	2,309,508
Prepaid and other assets	(9,558,118)	(1,579,969)
Accounts payable and accrued expenses	14,157,579	2,691,981
Net cash provided by operating activities	60,417,846	68,426,808
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(21,331,581)	(9,949,930)
Payments for business acquisitions, net of cash acquired	(63,538,392)	(86,334,011)
Net cash used in investing activities	(84,869,973)	(96,283,941)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	305,000,000	140,000,000
Payments on long-term debt	(194,071,757)	(24,830,307)
Proceeds from issuance of promissory note payable	100,000,000	—
Increase in cash from the Business Combination	43,911,748	—
Proceed from sale of Class A Common Stock	125,000,000	—
Proceeds from issuance of members' interests	20,000,000	—
Payments for equity issuance costs	(837,156)	—
Payments for redemptions of Class B Common Stock	(20,000,000)	—
Payments of deferred financing costs	(9,027,753)	(2,715,849)
Payments on capital leases	(37,271,512)	(27,936,993)
Borrowings on lines of credit	55,500,000	24,750,000
Payments on lines of credit	(43,500,000)	(59,218,647)
Distributions to members	(250,000,000)	—
Payments for redemption of members' interests	(3,713,455)	—
Payments of contingent consideration	(13,000,000)	—
Payments for debt prepayment penalties	—	(979,724)
Payments for tax withholdings from equity-based compensation activity, net	(507,152)	—
Distributions to noncontrolling interests	(1,338,383)	(300,000)
Net cash provided by financing activities	76,144,580	48,768,480
Net increase in cash and cash equivalents	51,692,453	20,911,347
Cash and cash equivalents at beginning of year	25,185,681	4,274,334
Cash and cash equivalents at end of year	$76,878,134	$25,185,681
Supplemental disclosures:
Cash paid for interest	$23,074,703	$7,327,942
Cash paid for income taxes	1,318,330	405,205
Noncash investing and financing activities:
Equipment acquired under capital lease obligations	36,267,634	27,079,171
Unpaid equipment and other fixed asset purchases at end of year	8,514,047	12,557,763
Seller note issued in connection with an acquisition	2,000,000	—
Contingent purchase price in connection with acquisitions	12,625,000	15,250,000
Deferred purchase price in connection with acquisitions	1,572,500	500,000
Conversion of equity to debt	43,500,000	16,845,937

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(1)          Nature of Business

AdaptHealth Corp. and subsidiaries (AdaptHealth or the Company), f/k/a DFB Healthcare Acquisitions Corp. (DFB), a Delaware corporation, was originally formed in November 2017 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses.

On July 8, 2019, AdaptHealth Holdings LLC (AdaptHealth Holdings) entered into an Agreement and Plan of Merger (the Merger Agreement), as amended on October 15, 2019, with DFB, pursuant to which AdaptHealth Holdings combined with DFB (the Business Combination). The merger was approved by DFB’s stockholders, and the Business Combination closed on November 8, 2019. AdaptHealth Holdings was the accounting acquirer in the merger, which was treated as a reverse recapitalization. Accordingly, for accounting purposes, the merger was treated as the equivalent of AdaptHealth Holdings issuing stock for the net assets of DFB, accompanied by a recapitalization. The net assets of DFB were stated at historical costs in the Company’s consolidated financial statements, with no goodwill or intangible assets recorded. In connection with the Business Combination, the name of the combined company was changed to AdaptHealth Corp.

Pursuant to the Merger Agreement, on the closing date, the Company contributed cash to AdaptHealth Holdings in exchange for AdaptHealth Holdings common unit interests equal to the number of shares of the Company’s Class A Common Stock outstanding on the closing date. In connection with the Business Combination, the Company also issued and sold in a private placement an aggregate of 12,500,000 shares of Class A Common Stock for aggregate consideration of $125,000,000. In addition, the Company (1) issued 17,386,201 shares of Class A Common Stock to certain members of AdaptHealth Holdings in exchange for their interests in AdaptHealth Holdings, and (2) issued 32,113,799 shares of Class B Common Stock to certain members of AdaptHealth Holdings who retained their common unit interests in AdaptHealth Holdings.

The number of shares issued and outstanding of the Company immediately following the closing of the Business Combination is summarized in the table below:

	Class A Common Stock	Class B Common Stock
Total shares outstanding prior to the Business Combination	31,250,000	—
Less: redemption of public shares	(20,840,035)	—
Add: shares issued in private placement	12,500,000	—
Add: shares issued in connection with the Business Combination	17,386,201	32,113,799
Total shares outstanding at the closing date of the Business Combination	40,296,166	32,113,799

Following the completion of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by AdaptHealth Holdings and its subsidiaries, and the Company’s only assets are equity interests which represented a 56% controlling ownership of AdaptHealth Holdings as of November 8, 2019.

Following the completion of the Business Combination, certain members of AdaptHealth Holdings who retained their common unit interests in AdaptHealth Holdings, held the remaining 44% noncontrolling ownership as of November 8, 2019. These members hold common unit interests of AdaptHealth Holdings and a corresponding number of non-economic Class B Common stock, which enables the holder to one vote per share.

Unless the context otherwise requires, “the Company”, “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to AdaptHealth Holdings and its subsidiaries and, for periods upon or after the completion of the Business Combination, to AdaptHealth Corp. and its subsidiaries, including AdaptHealth Holdings and its subsidiaries.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

AdaptHealth is a leading provider of home healthcare equipment and related services in the United States. AdaptHealth focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi‑PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) home medical equipment to patients discharged from acute care and other facilities and (iii) oxygen and related chronic therapy services in the home. AdaptHealth also provides hospice‑focused home medical equipment (HME) services, wound therapy and nutritional HME services. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors.

(2)          Summary of Significant Accounting Policies

(a)          Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the consolidated financial statements include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented.

As discussed in Note 1, Nature of Business, the Business Combination was accounted for as a reverse recapitalization, with DFB treated as the acquired company and AdaptHealth Holdings as the acquirer, for financial reporting purposes. Therefore, the equity structure has been restated to that of the Company.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the Securities Act), as modified by the Jumpstart our Business Startups Act of 2012, (the JOBS Act), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

(b)         Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(c)         Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and the valuation of accounts receivable (implicit price concession), income taxes, contingent consideration, equity-based compensation, interest rate swaps, and long-lived assets, including goodwill. Actual results could differ from those estimates.

(d)         Revenue Recognition

The Company generates revenues for services and related products that the Company provides to patients for home medical equipment, related supplies, and other items. The Company’s revenues are recognized in the period in which services and related products are provided to customers and are recorded either at a point in time for the sale of supplies and disposables, or over the fixed monthly service period for equipment.

Revenues are recognized when control of the promised good or service is transferred to customers, in an amount that reflects the consideration to which the Company expects to receive from patients or under reimbursement arrangements with Medicare, Medicaid and third-party payors, in exchange for those goods and services.

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. The Company utilizes the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The Company applies constraint to the transaction price, such that net revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such adjustments become known.

Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery.

The Company provides certain equipment to patients which is reimbursed periodically in fixed monthly payments for as long as the patient is using the equipment and medical necessity continues (in certain cases, the fixed monthly payments are capped at a certain amount). The equipment provided to the patient is based upon medical necessity as documented by prescriptions and other documentation received from the patient’s physician. The patient generally does not negotiate or have input with respect to the manufacturer or model of the equipment prescribed by their physician and delivered by the Company. Once initial delivery of this equipment is made to the patient for initial setup, a monthly billing process is established based on the initial setup service date. The Company recognizes the fixed monthly revenue ratably over the service period as earned, less estimated adjustments, and defers revenue for the portion of the monthly bill that is unearned. No separate revenue is earned from the initial setup process. Included in fixed monthly revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the payor. The estimate of net unbilled fixed monthly revenue recognized is based on historical trends and estimates of future collectability.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Revenues are recorded based on the applicable fee schedule. The Company has established a contractual allowance to account for adjustments that result from differences between the payment amount received and the expected realizable amount. If the payment amount received differs from the net realizable amount, an adjustment is recorded to revenues in the period that these payment differences are determined. The Company reports revenues in its consolidated financial statements net of such adjustments.

The Company’s business is somewhat sensitive to seasonal fluctuations. Its patients are generally responsible for a greater percentage of the cost of their treatment or therapy during the early months of the year due to co-insurance, co-payments and deductibles, and therefore may defer treatment and services of certain therapies until meeting their annual deductibles. In addition, changes to employer insurance coverage often go into effect at the beginning of each calendar year which may impact eligibility requirements and delay or defer treatment. These factors may lead to lower net revenue and cash flow in the early part of the year versus the latter half of the year. Additionally, the increased incidence of respiratory infections during the winter season may result in initiation of additional respiratory services such as oxygen therapy for certain patient populations. The Company’s net revenue and quarterly operating results may fluctuate significantly in the future depending on these and other factors.

Adoption of ASC 606

The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), effective January 1, 2019, using the modified retrospective transition method. There was no cumulative effect on the opening balance of accumulated deficit as a result of adopting the standard as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while comparative information has not been revised and continues to be reported under the accounting standards in effect for those periods.

The Company’s adoption of ASC 606 primarily impacts the presentation of revenues due to the inclusion of variable consideration in the form of implicit price concessions contained in certain of its contracts with customers. Under ASC 606, amounts estimated to be uncollectible are generally considered implicit price concessions that are a direct reduction to net revenue. Prior to adoption of ASC 606, such amounts were classified as provision for doubtful accounts. For the year ended December 31, 2019, the Company recorded $27,515,952 of implicit price concessions as a direct reduction of net revenue that would have been recorded as provision for doubtful accounts prior to the adoption of ASC 606. The adoption of ASC 606 is not expected to have a material impact on net income or loss on an ongoing basis.

Under ASC 606, the Company recognizes revenue in the consolidated statements of operations and contract assets on the consolidated balance sheets only when services have been provided. Since the Company has performed its obligation under the contract, it has unconditional rights to the consideration recorded as contract assets and therefore classifies those billed and unbilled contract assets as accounts receivable.

Under ASC 606, fixed monthly payments that the Company receives from customers in advance of providing services represent contract liabilities. Such payments primarily relate to patients who are billed monthly in advance and are recognized over the period as earned.

Disaggregation of net revenue

The Company disaggregates net revenue from contracts with customers by payor type and by core service lines. The Company believes that disaggregation of net revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The payment terms and conditions within the Company’s revenue-generating contracts vary by payor type and payor source.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The composition of net revenue by payor type for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Government	$168,686,247	$128,278,922
Insurance	300,360,975	178,726,197
Patient pay	60,597,025	38,273,218
Net revenue	$529,644,247	$345,278,337

The composition of net revenue by core service lines for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Net sales revenue - Point in time
Sleep	$224,542,433	$123,585,029
Respiratory	5,779,842	4,910,755
HME	45,948,275	36,724,311
Other	40,180,387	24,651,320
Total Net sales revenue	$316,450,937	$189,871,415

Net revenue from fixed monthly equipment reimbursements
Sleep	$80,846,378	$52,703,572
Respiratory	81,417,997	66,341,108
HME	43,212,228	35,941,985
Other	7,716,707	420,257
Total Net revenue from fixed monthly equipment reimbursements	$213,193,310	$155,406,922

Total net revenue
Sleep	$305,388,811	$176,288,601
Respiratory	87,197,839	71,251,863
HME	89,160,503	72,666,296
Other	47,897,094	25,071,577
Total net revenue	$529,644,247	$345,278,337

(e)          Accounts Receivable

Due to the continuing changes in the healthcare industry and third-party reimbursement environment, certain estimates are required to record accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. The complexity of third-party billing arrangements and laws and regulations governing Medicare and Medicaid may result in adjustments to amounts originally recorded.

The Company performs a periodic analysis to review the valuation of accounts receivable and collectability of outstanding balances. Management’s evaluation takes into consideration such factors as historical bad debt experience, business and economic conditions, trends in healthcare coverage, other collection indicators and information about specific receivables. The Company’s evaluation also considers the age and composition of the outstanding amounts in determining their estimated net realizable value.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Revisions in reserve estimates are recorded as an adjustment to net revenue in the period of revision.

The Company’s allowance for uncollectible accounts was $21,840,787 as of December 31, 2018.

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. In the event that a third-party payor does not accept the claim, the customer is ultimately responsible for payment for the products or services. The Company recorded unbilled revenue of $8,611,272 and $4,002,067 as of December 31, 2019 and 2018, respectively. Under ASC 606, the Company recognizes revenue in the consolidated statements of operations and contract assets on the consolidated balance sheets only when services have been provided. Since the Company has performed its obligation under the contract, it has unconditional rights to the consideration recorded as contract assets and therefore classifies those billed and unbilled contract assets as accounts receivable.

(f)          Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses. The carrying values of the Company’s financial instruments approximate their fair value based on their short‑term nature.

The borrowings under the Company’s long‑term debt arrangements, which were amended in November 2019 in connection with the Business Combination, bear interest at the variable rates described in Note 10, Debt, and therefore management believes approximates fair value.

(g)         Fair Value Accounting

FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity specific measurement, and states that a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Level inputs, as defined by ASC 820, are as follows:

Level input	Input definition
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs, other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Refer to Note 6, Fair Value of Assets and Liabilities, for additional information.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(h)         Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Cash represents cash on hand and deposits held at banks. The Company maintains cash in demand deposit accounts with federally insured banks. At times, the balances in these accounts may be in excess of federally insured limits. Cash and cash equivalents consist of the following:

	December 31,
	2019	2018
Cash	$22,863,543	$9,058,782
Money market accounts	54,014,591	16,126,899
Total	$76,878,134	$25,185,681

(i)          Inventory

Inventory consists of equipment and medical supplies and is stated at the lower of cost or market value. Cost is determined by the first-in-first-out method. These finished goods are charged to cost of net revenue in the period in which products and related services are provided to customers.

(j)          Equipment and Other Fixed Assets

Equipment and other fixed assets are stated at cost less accumulated depreciation or, when acquired as part of a business combination, fair value at date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives for patient medical equipment correlate with the medical reimbursement periods. Computer equipment, vehicles and other assets are depreciated over the estimated useful lives of the assets. Major expenditures for property acquisitions and those expenditures that substantially increase useful lives are capitalized. Expenditures for maintenance, repairs and minor replacements are expensed as incurred.

The useful lives of property and equipment for purposes of computing depreciation are:

Patient medical equipment	13 months ‑ 5 years
Vehicles	5 years
Other	2 ‑ 7 years

(k)          Impairment of Long‑Lived Assets

The Company’s long‑lived assets, such as equipment and other fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not incur any impairment charges on equipment and other fixed assets for the years ended December 31, 2019 and 2018.

In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long‑lived assets.

(l)          Valuation of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made in recent years. Goodwill is not amortized and is tested for impairment annually and

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment review of goodwill during the fourth quarter of each year.

The impairment testing can be performed on either a quantitative or qualitative basis. During 2019 and 2018, the Company utilized a qualitative analysis for its annual impairment test and determined that there were no triggering events that would indicate that it is “more likely than not” that the carrying value of the Company’s reporting unit is higher than the respective fair value. As a result, the Company did not record any goodwill impairment charges.

(m)         Business Combinations

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date. The acquisition-date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the acquisition-date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. Patient relationships, medical records and patient lists are not reported as separate intangible assets due to the regulatory requirements and lack of contractual agreements but are part of goodwill. Customer related relationships are not reported as separate intangible assets but are part of goodwill as authorizing physicians are under no obligation to refer the Company’s services to their patients, who are free to change physicians and service providers at any time. The Company may adjust the preliminary purchase price allocation, as necessary, for up to one year after the acquisition closing date if it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date. Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.

(n)          Deferred Financing Costs

Costs incurred in connection with the Company’s borrowings, referred to as deferred financing costs, are capitalized and included on the accompanying consolidated balance sheets in other assets for costs associated with revolving credit facilities, and as a debt reduction for costs associated with term loans. Deferred financing costs are amortized to interest expense using the effective interest method over the term of the related financing agreement. Refer to Note 8, Deferred Financing Costs, for additional information.

(o)          Deferred Rent

The Company’s operating leases for its office and warehouse leases include scheduled rent increases. The Company has accounted for the leases to provide straight‑line charges to operations over the life of the leases. Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period and expensed on a straight‑line basis exceed or are less than the cash payments required. Deferred rent is included in accounts payable and accrued expenses and other long-term liabilities on the accompanying consolidated balance sheets based on when the payments will be made. See Note 14, Lease Commitments, for additional information.

(p)          Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgement is required to determine both probability and the estimated amount. The Company reviews at least quarterly and adjusts accordingly to

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no accrual related to lawsuits, claims, investigations and proceedings.

In connection with the Company’s acquisition of PPS HME Holdings LLC (PPS), the Company assumed a Corporate Integrity Agreement (CIA) at one of PPS’ subsidiaries, Braden Partners L.P. d/b/a Pacific Pulmonary Services (BP). The CIA was entered into with the Office of Inspector General of the U.S. Department of Health and Human Services (OIG). The CIA has a five-year term which expires in April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG confirmed that the requirements of the CIA imposed upon BP would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition.

(q)          Advertising Costs

Advertising costs are charged to expense as incurred. The Company’s advertising costs for the years ended December 31, 2019 and 2018 were $2,144,730 and $1,788,220, respectively, and are primarily included in cost of net revenue in the accompanying consolidated statements of operations.

(r)          Equity‑based Compensation

The Company accounts for its equity‑based compensation in accordance with FASB ASC Topic 718, Compensation‑Stock Compensation, which establishes accounting for share‑based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Equity‑based compensation expense related to these grants is included within general and administrative expenses in the accompanying consolidated statements of operations. The Company measures and recognizes equity‑based compensation expense for such awards granted to employees based on their estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. Equity‑based compensation expense is recognized on a straight‑line basis over the requisite service period. See Note 11, Stockholders’ Equity, for additional information

(s)          Cost of Net Revenue

Cost of net revenue includes the cost of products and supplies sold to patients, patient equipment depreciation and other operating expenses. At December 31, 2019, the Company operated through its network of 173 locations in 35 states, from which customers are provided equipment, supplies and services. The Company also includes in cost of net revenue the salaries, labor and benefits costs incurred at the Company’s operating facilities for service personnel, offshore labor expenses, occupancy costs (rent, utilities, property taxes, etc.), and other expenses (software expenses, billing fees, IT related costs, general business supplies, etc.) incurred to operate the businesses. Cost of net revenue for the years ended December 31, 2019 and 2018 consisted of the following:

	Year ended December 31,
	2019	2018
Cost of products, supplies and patient equipment depreciation	$215,927,438	$140,034,522
Salaries, labor and benefits	154,030,773	107,484,610
Occupancy	13,407,384	8,869,386
Other operating costs	57,020,792	36,996,117
Total	$440,386,387	$293,384,635

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(t)          General and Administrative Expenses

General and administrative expenses (G&A) primarily include expenses related to corporate salaries and benefits, legal, equity-based compensation, transaction costs and other business support functions. Included in G&A during the years ended December 31, 2019 and 2018 are salaries, labor and benefits expenses (including equity-based compensation) of $31,651,728 and $10,653,547, respectively.

(u)          Business Segment

The Company’s chief operating decision-makers are its Chief Executive Officer and President, who make resource allocation decisions and assesses performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for any planning, strategy and key decision-making regarding operations. The corporate office is responsible for contract negotiation with vendors and payors and corporate compliance with healthcare laws and regulations. Accordingly, the Company has a single reportable segment and operating segment structure.

(v)          Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2019, and 2018, less than 10% of the Company’s net accounts receivable are from patients under co-pay or private plan arrangements. Credit evaluations, account monitoring procedures and a third party collection agent are utilized to minimize the risk of loss. Collateral is not required.

Cost-containment efforts of governmental organizations, primarily Medicare, could have a material adverse effect on the Company’s sales and profitability. Medicare typically awards contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple distributors with intention of driving down pricing. The Company was previously in a protected three year window which expired in 2016. The Company was able to maintain protection for the round 2 recompete contracts that became effective on July 1, 2016, however, all Medicare Durable Medical Equipment, Prosthetics, Orthotics, & Supplies (DMEPOS) Competitive Bidding Program contracts expired on December 31, 2018. Subsequent to December 31, 2018 any registered suppliers can provide equipment and services in all areas. As a result, there is a temporary gap in the entire DMEPOS Competitive Bidding Program that the Centers for Medicare & Medicaid Services (CMS) expects will last until December 31, 2020.

On March 7, 2019, CMS announced plans to consolidate the competitive bidding areas (CBAs) included in the Round 1 2017 and Round 2 Recompete DMEPOS Competitive Bidding Programs into a single round of competition named “Round 2021.” Round 2021 contracts are scheduled to become effective on January 1, 2021 and extend through December 31, 2023. The bid window for the Round 2021 DMEPOS Competitive Bidding Program closed on September 18, 2019.

For each CBA, providers will submit bids to CMS offering to supply certain covered items of DME in the CBA at certain prices. A number of products in the Company’s product lines are included on the list of products subject to Round 2021. The competitive bidding process has historically put pressure on the amount the Company is reimbursed in the markets in which it exists, as well as in areas that are not subject to the Competitive Bidding Program. The rates required to win future competitive bids could continue to compress reimbursement rates. The Company will continue to monitor developments regarding the competitive bidding program. While the Company cannot predict the outcome of the competitive bidding program on its business in the future nor the Medicare payment rates that will be in effect in

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

future years for the items subjected to competitive bidding, the program may materially adversely affect its financial condition and results of operations.

(w)         Concentration of Customers

The Company provides and distributes medical equipment and health care services, including home oxygen, respiratory medications and sleep therapy equipment and services, to both commercial organizations and directly to end users. This results in a customer concentration relating to Medicare’s service reimbursement programs. During the years ended December 31, 2019 and 2018, the Company derived approximately 32% and 37% of its net revenue from government healthcare programs, including Medicare and Medicaid, respectively. Concentration of credit risk with respect to other payors is limited due to the large number of such payors and varied geographical locations.

(x)         Self-Insurance Risk

The Company is subject to workers’ compensation, auto liability and employee medical claims, which are primarily self-insured; however, the Company maintains certain stop-loss and other insurance coverage which it believes to be appropriate. Provisions for estimated settlements relating to the workers’ compensation and medical plans are provided in the period of the related claim on a case-by-case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

(y)          Derivative Instruments

The Company recognizes all derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. Derivative instruments consist of interest rate swap agreements. The interest rate swap agreements are used to manage interest rate risk associated with the Company’s variable rate debt. The Company utilizes the interest rate swap agreements to modify the Company’s exposure to interest rate risk by converting a portion of its variable rate borrowings to a fixed rate. See Note 7, Derivative Instruments and Hedging Activities, for additional information.

(z)          Income Taxes

Prior to the completion of the Business Combination, the Company was a limited liability company and was treated as a partnership for federal and state income tax purposes. As such, income and loss from operations of the Company were allocated to the members for inclusion in their tax returns. In addition, there were regular C-corporations included in the Company’s structure where taxes were paid at the entity level. The C-corporations used the asset and liability method of accounting for income taxes as described below.

Following the Business Combination, the Company uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized. The Company’s deferred tax calculations and valuation allowance requires management to make certain estimates about future operations. Changes in state or federal tax laws, as well as changes in the Company’s financial condition or the carrying value of existing assets and liabilities, could affect those estimates. The effect of a change in tax rates is recognized as income or expense in the period that the rate is enacted.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

(aa)        Net Income (Loss) Per Share

Net income (loss) per share is based upon the weighted average number of common shares outstanding during the respective periods. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in equity-based compensation transactions are participating securities for purposes of calculating net income (loss) per common share. See Note 12, Net Income (Loss) Per Share.

(bb)        Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) (Accounting Standards Codification (ASC) Topic 606), which supersedes all existing revenue recognition requirements, including guidance specific to the healthcare industry. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services, and requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance allows for adoption using a full retrospective method, or a modified retrospective method. Subsequent to the issuance of ASU 2014-09, the FASB also issued several updates related to ASU 2014-09 including deferring its adoption date. The Company adopted ASC 606 effective January 1, 2019 using the modified retrospective transition method. The new standard impacted amounts presented in certain captions on the Company’s consolidated statements of operations, as upon adoption, the majority of amounts previously classified as provision for doubtful accounts are reflected as implicit price concessions, and therefore a direct reduction to revenue, net of contractual allowances and discounts. Other than as described above, the standard did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. However, expanded disclosures were required. There was no cumulative effect on the opening balance of accumulated deficit as a result of adopting the standard as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while comparative information has not been revised and continues to be reported under the accounting standards in effect for those periods.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASC 805): Clarifying the Definition of a Business (ASU 2017-01), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of ASU 2017-01 was effective for the Company on January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial condition and results of operations.

(cc)        Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset equal to the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such,

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The new guidance was required for the Company for the annual reporting period beginning January 1, 2020, and interim reporting periods beginning January 1, 2021. However, in November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which extended the adoption date of the new standard for the Company. The Company is now required to adopt the new standard for the annual reporting period beginning January 1, 2021, and interim reporting periods beginning January 1, 2022. The standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company anticipates adopting this standard using the prospective adoption approach and electing the practical expedients allowed under the standard. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is still evaluating the impact on its results of operations and does not expect the adoption of this standard to have an impact on liquidity.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (ASC Topic 350): Simplifying the Test for Goodwill Impairment, which will eliminate the requirement to calculate the implied fair value of goodwill, commonly referred to as “Step 2” in the current goodwill impairment test. An entity will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance will be effective for annual and interim impairment tests performed in annual reporting periods beginning after December 15, 2020, and early adoption is permitted for annual or interim impairment tests performed after January 1, 2017. The Company is still evaluating the impact that this standard will have on the Company’s results of operations.

(3)          Acquisitions

During the years ended December 31, 2019 and 2018, the Company made several acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the accompanying consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the overall Company strategy. The goodwill from these acquisitions is expected to be deductible for tax purposes. Also, see subsection, “Pro‑forma information” of this Note 3 for further pro‑forma information on revenue and operating income.

Certain estimated fair values of the net assets of acquired businesses as determined below are subject to change resulting from such items as working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized.

Year ended December 31, 2019

On January 2, 2019, the Company purchased 100% of the stock of Gould’s Discount Medical, LLC (Goulds). Goulds is headquartered in Louisville, Kentucky and provides home medical equipment, supplies, and respiratory products such as home oxygen and sleep apnea equipment. The total consideration was $24,264,344, inclusive of an initial cash payment of $20,764,344, the issuance of a promissory note in the amount of $2,000,000 (payable in six equal quarterly installments commencing on September 30, 2019 and accruing 5.0% interest annually), and estimated potential contingent earn-out payments in an aggregate amount up to $1,500,000 based on certain financial metrics for the years ended December 31, 2020 and 2021. The estimated contingent earn-out liability of $1,500,000 was included in other long-term liabilities at December 31, 2019 in the accompanying consolidated balance sheets based on the expected payment dates.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

On July 5, 2019, the Company purchased certain assets relating to the durable medical equipment business of SleepMed Therapies, Inc. (SleepMed).  SleepMed is a durable medical equipment company headquartered in Atlanta, GA and provides positive airway pressure devices and related supplies to customers in their homes or other alternative site care facilities. The total consideration was $15,405,000, inclusive of an initial cash payment of $11,405,000 and estimated potential contingent earn-out payments in an aggregate amount up to $4,000,000. The estimated contingent earn-out liability was recorded as part of the acquisition accounting based on its estimated fair value at the acquisition date. Subsequent to the acquisition, based on certain events that occurred during the fourth quarter of 2019, it was determined that the fair value of the contingent earn-out liability decreased from the amount initially recorded. Accordingly, the Company recorded a reduction to cost of net revenue of $2,000,000 during the quarter ended December 31, 2019 and reduced the estimated contingent earn-out liability to $2,000,000, which is included in other long-term liabilities at December 31, 2019 in the accompanying consolidated balance sheets based on the expected payment date.

On October 31, 2019, the Company purchased 100% of the stock of Choice Medical Healthcare, Inc. (Choice). Choice is headquartered in Salt Lake City, Utah and provides products and services relating to continuous positive airway pressure devices and related supplies. The acquisition date fair value of the consideration was $18,683,832, inclusive of an initial cash payment of $12,483,832 and potential contingent earn-out payments in an aggregate amount up to $12,500,000, which were determined to have an acquisition date fair value of $6,200,000. The estimated contingent earn-out liability of $6,200,000 was included other long-term liabilities at December 31, 2019 in the accompanying consolidated balance sheets based on the expected payment dates.

During the year ended December 31, 2019, the Company also completed acquisitions of multiple individually immaterial businesses. The total consideration was $21,139,579, inclusive of initial cash payments of $18,642,079, potential deferred payments of $1,572,500 and estimated potential earn-out payments in an aggregate amount up to $925,000.  Subsequent to the acquisition accounting for these transactions, it was determined that the fair value of the contingent earn-out liabilities decreased from the amount initially recorded. Accordingly, the Company recorded a reduction to cost of net revenue of $525,000 during the quarter ended December 31, 2019. Of the remaining estimated contingent earn-out liabilities, $200,000 and $200,000 is included in other current liabilities and other long-term liabilities, respectively, at December 31, 2019 in the accompanying consolidated balance sheets based on the expected payment dates. The results of these acquired companies were immaterial to the Company’s results for the year ended December 31, 2019.

The following table summarizes the allocation of the purchase price to the estimated fair values of the net assets acquired at the date of the transactions:

	Goulds	SleepMed	Choice	Other	Total
Cash	$—	—	—	91,894	91,894
Accounts receivable	3,968,011	—	758,558	678,491	5,405,060
Inventory	2,452,777	266,759	33,880	1,507,625	4,261,041
Prepaid and other current assets	11,835	—	110,212	—	122,047
Equipment and other fixed assets	3,352,330	1,401,491	107,120	6,107,790	10,968,731
Goodwill	17,947,636	14,064,750	18,908,961	14,348,123	65,269,470
Contract liabilities	(509,000)	(328,000)	(22,000)	(849,995)	(1,708,995)
Accounts payable and accrued expenses	(2,959,245)	—	(1,212,899)	(744,349)	(4,916,493)
Net assets acquired	$24,264,344	15,405,000	18,683,832	21,139,579	79,492,755

Year ended December 31, 2018

On May 17, 2018, as set forth in a Contribution and Exchange Agreement, the members of PPS contributed all of their membership units in PPS to AdaptHealth LLC, a subsidiary of AdaptHealth Holdings, in exchange for cash

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

consideration of $7,000,000 and members’ interests with a value of $48,484,848. PPS provides home oxygen, respiratory medications and sleep therapy equipment and services. Prior to the May 17, 2018 transaction, in May 2017, MedStar Surgical & Breathing Equipment, Inc (MedStar), a subsidiary of AdaptHealth LLC, entered into an Administrative Services Agreement with Braden Partners L.P. (BP), a subsidiary of PPS. Under the agreement, MedStar provides management, consulting and administrative support to all BP’s business operations. During 2018, prior to the May 17, 2018 transaction, AdaptHealth Holdings recorded management fee income of $576,458 related to this agreement, which is included in net revenue less provision for doubtful accounts in the accompanying consolidated statements of operations for the year ended December 31, 2018. At May 17, 2018, AdaptHealth Holdings had accounts receivable of $1,715,430 with BP, which primarily related to unpaid management fees, which was settled as part of the May 17, 2018 transaction. The settlement of this receivable was included in the total consideration for purposes of the acquisition accounting for the transaction.

On May 17, 2018, AdaptHealth Holdings entered into an Agreement and Plan of Merger with Verus Healthcare, Inc. (Verus) in which AdaptHealth Holdings purchased 100% of the stock of Verus for total consideration of $100,399,268, inclusive of cash payments of $58,399,284, issuance of members’ interests with a value of $13,154,047, issuance of convertible notes of $16,845,937, and contingent consideration of $12,000,000. Verus is headquartered in Tennessee and provides and distributes various types of medical equipment and health care services, including respiratory medications, sleep therapy equipment and services and nutrition products, to both commercial organizations and directly to end users. The contingent consideration was based on the achievement of certain financial targets after the transaction. Verus achieved these targets and amounts were paid in February 2019; accordingly, the contingent consideration was included within other current liabilities in the accompanying consolidated balance sheets at December 31, 2018. The parties intended that the convertible notes would convert to equity which occurred on December 31, 2018; such convertible notes converted to members’ interests. During 2018, the Company recorded $293,400 of interest expense relating to the convertible notes.

On July 31, 2018, AdaptHealth Holdings purchased 100% of the stock of Home Medical Express, Inc. (HME) for total consideration of $13,250,000, inclusive of an initial cash payment of $9,000,000, an escrow payment of $1,000,000, and estimated potential earn-out payments of up to $3,250,000. HME is headquartered in Illinois and provides respiratory and durable medical equipment and services. The escrow payment was made at closing and was due to the sellers on the first anniversary of the closing date, subject to certain conditions after the closing date, with any amounts not paid to the sellers to be paid back to the Company. Refer to Note 5, Goodwill, for additional information. The estimated potential earn-out payments were based upon the achievement of certain financial targets for the first and second years after the transaction ($1,625,000 each year). Based on HME’s actual results during the first year after closing, $1,000,000 of the first-year payout was earned and paid to the sellers during the year ended December 31, 2019 which reduced the initial contingent earn-out liability. As part of a separate arrangement executed in September 2019, the Company provided the sellers with the potential to receive the unearned portion of the first-year payout based on revised financial targets through the end of 2019, which were achieved. As a result, $625,000 was recorded in other current liabilities at December 31, 2019 in the accompanying consolidated balance sheets.

On December 31, 2018, the Company purchased 100% of the stock of a durable medical equipment company headquartered in Utah. The company provides respiratory, durable medical equipment and hospice services to its customers. The total consideration paid was $5,350,000, inclusive of a  cash payment of $4,850,000 and a deferred payment of $500,000, which is due following the second anniversary of the closing date subject to certain conditions after the closing date. At December 31, 2019 and 2018, the $500,000 deferred payment is included within other long-term liabilities in the accompanying consolidated balance sheets based upon the estimated payment date. In addition, the sellers have the potential to receive earn-out payments up to a maximum of $5,000,000 which are based on the achievement of certain financial targets for the three years subsequent to the transaction. Based on the available information at the acquisition date, management determined that the targets relating to the earn-out payments were not probable of achievement, and therefore these potential payments were not reflected in the acquisition accounting for the transaction. Based on the financial results subsequent to the transaction, it was determined that $1,000,000 of the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

potential earn-out payments under the agreement was earned and an additional $2,000,000 is expected to be earned. As a result, $3,000,000 was included in cost of net revenue for the year ended December 31, 2019 in the accompanying consolidated statements of operations, of which $1,000,000 and $2,000,000 is included in other current liabilities and other long-term liabilities, respectively, at December 31, 2019 in the accompanying consolidated balance sheets, based on the expected payment dates.

During the year ended December 31, 2018, the Company also completed acquisitions of multiple individually immaterial businesses for total cash consideration of $8,099,000.  The results of these acquired companies were immaterial to the Company’s results for the year ended December 31, 2018.

The following table summarizes the allocation of the purchase price to the estimated fair values of the net assets acquired at the date of the transactions:

	PPS	Verus	HME	Other	Total
Cash	$407,456	1,449,817	100,000	57,000	2,014,273
Accounts receivable	12,126,481	7,795,765	2,200,774	445,000	22,568,020
Inventory	1,344,535	2,923,211	75,493	674,678	5,017,917
Prepaid and other current assets	995,048	466,114	35,960	—	1,497,122
Equipment and other fixed assets	20,357,062	5,895,113	2,165,448	3,229,983	31,647,606
Deferred tax asset	—	6,525,269	—	—	6,525,269
Other assets	1,927,355	838,008	37,956	—	2,803,319
Goodwill	49,660,338	91,829,157	13,230,987	10,037,339	164,757,821
Accounts payable and accrued expenses	(20,484,673)	(11,963,664)	(3,180,531)	(995,000)	(36,623,868)
Contract liabilities	(1,677,813)	(306,194)	(341,667)	—	(2,325,674)
Capital lease obligations	(6,395,438)	(3,793,103)	(1,074,420)	—	(11,262,961)
Deferred tax liability	(321,974)	—	—	—	(321,974)
Other long-term liabilities	(738,099)	(1,260,225)	—	—	(1,998,324)
Net assets acquired	$57,200,278	100,399,268	13,250,000	13,449,000	184,298,546

Pro‑Forma Information (unaudited)

The unaudited pro-forma financial information has been provided for illustrative purposes only. The unaudited pro-forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited pro-forma financial information because of future events and transactions, as well as other factors, many of which are beyond the Company’s control.

The unaudited pro-forma combined financial information presented below has been prepared by adjusting the historical results of the Company to include the historical results of the significant acquisitions described above. The unaudited pro-forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from these acquisitions. As noted above, the unaudited pro-forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined company in the future.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The information in the following table represents net revenue and operating income for the years ended December 31, 2019 and 2018 had the Company consolidated its 2019 and 2018 significant acquisitions in those periods.

	Year ended December 31,
Pro-forma financial information:	2019	2018
Net revenue	$551,754,097	$477,649,368
Operating income	31,304,194	25,352,321

The above results do not include interest expense associated with debt incurred to fund the cash consideration paid for the acquisitions.

Results of Businesses Acquired

The amount of net revenue and operating income of the significant acquisitions in 2019 and 2018 since the respective acquisition dates included in the Company’s consolidated statements of operations for the years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31,
	2019	2018
Net revenue	$53,295,178	$107,047,267
Operating income (loss)	7,406,919	(6,597,299)

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of December 31, 2019 and 2018 are as follows:

	2019	2018
Patient medical equipment	$112,070,831	$123,881,314
Vehicles	4,461,041	3,903,819
Other	15,474,589	12,704,131
	132,006,461	140,489,264
Less accumulated depreciation	(68,447,381)	(78,887,914)
	$63,559,080	$61,601,350

For the years ended December 31, 2019 and 2018, the Company recorded depreciation expense of $62,566,500 and $47,876,835, respectively. During the years ended December 31, 2019 and 2018, the Company wrote off $72,784,264 and $231,090 of fully depreciated patient medical equipment, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(5)          Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows:

		Accumulated
	Gross carrying	impairment	Net carrying
	amount	losses	amount
Balance at December 31, 2017	$38,628,391	—	38,628,391
Acquired goodwill during the period	164,757,821	—	164,757,821
Decrease	(950,000)	—	(950,000)
Balance at December 31, 2018	$202,436,212	—	202,436,212
Acquired goodwill during the period	65,269,470	—	65,269,470
Receipt of prior escrow payment	(504,000)		(504,000)
Decrease	(411,164)	—	(411,164)
Balance at December 31, 2019	$266,790,518	—	266,790,518

As discussed in Note 3,  Acquisitions, in connection with the acquisition of HME in 2018, the Company made an escrow payment of $1,000,000 that would either be due to the sellers or paid back to the Company within one year subject to certain conditions after closing. Based on the outcome of such conditions, the Company received $504,000 of the escrow funds during the year ended December 31, 2019 and recorded that amount as a reduction of goodwill. The other decreases in the table above primarily relates to working capital and other measurement period adjustments relating to businesses that were acquired by the Company during 2018.

(6)          Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the Company’s degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases an asset or liability is classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition in the future may cause the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the years ended December 31, 2019 and 2018, the Company did not have any reclassifications in levels.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The following table presents the valuation of the Company’s financial assets and liabilities as of December 31, 2019 and 2018 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of December 31, 2019 and 2018. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

	Level 1	Level 2	Level 3	Fair Value
December 31, 2019
Assets
Money market accounts	$54,014,591	$—	$—	$54,014,591
Total assets measured at fair value	$54,014,591	$—	$—	$54,014,591

Liabilities
Acquisition-related contingent consideration obligations-short term	$—	$—	$4,825,000	$4,825,000
Acquisition-related contingent consideration obligations-long term	—	—	9,900,000	9,900,000
Interest rate swap agreements	—	8,339,288	—	8,339,288
Total liabilities measured at fair value	$—	$8,339,288	$14,725,000	$23,064,288

	Level 1	Level 2	Level 3	Fair Value
December 31, 2018
Assets
Money market accounts	$16,126,899	$—	$—	$16,126,899
Interest rate swap agreement	—	943,134	—	943,134
Total assets measured at fair value	$16,126,899	$943,134	$—	$17,070,033

Liabilities
Acquisition-related contingent consideration obligations-short term	$—	$—	$13,625,000	$13,625,000
Acquisition-related contingent consideration obligations-long term	—	—	1,625,000	1,625,000
Interest rate swap agreements	—	396,302	—	396,302
Total liabilities measured at fair value	$—	$396,302	$15,250,000	$15,646,302

Interest Rate Swaps

The Company uses interest rate swap agreements to manage interest rate risk by converting a portion of its variable rate borrowings to a fixed rate and recognizes these derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of the Company’s interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of FASB ASC Topic 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2019 and 2018 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration obligations by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations. The Company records any increases in the fair value as contingent consideration expense and decreases in the fair value as a reduction of contingent consideration expense. Contingent consideration obligations of $14,725,000 were outstanding at December 31, 2019 which relate to business acquisitions that occurred during the years ended December 31, 2019 and 2018. Contingent consideration obligations of $15,250,000 were outstanding at December 31, 2018 which related to business acquisitions in May 2018 and July 2018, of which $13,000,000 was paid during the year ended December 31, 2019.

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions is as follows:

Year Ended December 31, 2019	Beginning Balance	Additions	Payments	Gain	Ending Balance
Contingent consideration	$15,250,000	$12,625,000	$(13,000,000)	$(150,000)	$14,725,000
Total Level 3 liabilities	$15,250,000	$12,625,000	$(13,000,000)	$(150,000)	$14,725,000

Year Ended December 31, 2018
Contingent consideration	$—	$15,250,000	$—	$—	$15,250,000
Total Level 3 liabilities	$—	$15,250,000	$—	$—	$15,250,000

The Company’s non‑financial assets measured on a non‑recurring basis were as follows:

	As of December 31,
	2019	2018
Significant unobservable inputs (Level 3):
Goodwill (annual impairment assessment)	$266,790,518	$202,436,212

(7)          Derivative Instruments and Hedging Activities

FASB ASC Topic 815, Derivatives and Hedging (ASC 815), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As discussed in Note 6, Fair Value of Assets and Liabilities, and as required by ASC 815, the Company records all derivatives on its consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge.

The Company is exposed to certain risk arising from economic conditions. The Company principally manages its exposures to interest rate risk through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s variable rate borrowings.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the twelve months subsequent to December 31, 2019, the Company estimates that an additional $3,526,000 will be reclassified as a reduction to interest expense.

As of December 31, 2019 and 2018, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional associated with the swap agreements was $250,000,000 and $85,000,000 as of December 31, 2019 and 2018, respectively, and have maturity dates at certain dates through March 2024.  Prior to August 22, 2019, the interest rate swap agreements were not designated as cash flow hedging instruments for accounting purposes and accordingly changes in fair value of the interest rate swap agreements were recorded in earnings. On August 22, 2019, in accordance with the provisions of ASC 815 and FASB ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, the Company designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, subsequent to August 22, 2019, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2019 and 2018:

	As of December 31, 2019
	Balance Sheet	Fair Value
	Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other current liabilities	$(2,157,324)
Interest rate swap agreements	Other long-term liabilities	(6,181,964)

Total derivatives designated as hedging instruments		$(8,339,288)

	As of December 31, 2018
	Balance Sheet	Fair Value
	Location	Asset (Liability)
Derivatives not designated as hedging instruments:
Interest rate swap agreements	Prepaid and other current assets	$943,134
Interest rate swap agreements	Other current liabilities	(396,302)
Total derivatives not designated as hedging instruments		$546,832

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income during the year ended December  31, 2019. There was no effect on accumulated other comprehensive income during the year ended December  31, 2018.

	Year Ended December 31, 2019
	Amount of Gain	Location of Gain	Amount of Gain
	or (Loss)	or (Loss) Reclassified	or (Loss) Reclassified
	Recognized in	from Accumulated	from Accumulated
	OCI on Derivative	OCI into Income	OCI into Income
Derivatives in cash flow hedging relationships:
Interest rate swap agreements	$3,469,643	Interest expense	$932,807
Total	$3,469,643		$932,807

The table below presents the effect of the Company’s derivative financial instruments that were not designated as hedging instruments on the consolidated statements operations during the year ended December  31, 2019 and 2018 and represents the change in fair value of the Company’s interest rate swap agreements during such periods:

	Year Ended December 31, 2019
	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Loss	Recognized in Loss
	on Derivative	on Derivative
Derivatives Not Designated as Hedging Instruments:
Interest rate swap agreements	Interest Expense	$(12,358,728)
Total		$(12,358,728)

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

	Year Ended December 31, 2018
	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income	Recognized in Income
	on Derivative	on Derivative
Derivatives Not Designated as Hedging Instruments:
Interest rate swap agreements	Interest Expense	$546,832
Total		$546,832

(8)          Deferred Financing Costs

The change in the carrying amount of deferred financing costs for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Balance at January 1	$2,258,253	$1,342,379
Capitalized fees	9,027,753	2,612,860
Amortization	(1,311,573)	(477,781)
Write-off due to debt refinancing	(2,121,451)	(1,219,205)
Balance at December 31	$7,852,982	$2,258,253

Amortization expense relating to deferred financing costs was $1,311,573 and $477,781 during the years ended December 31, 2019 and 2018, respectively, and is included in interest expense in the accompanying consolidated statements of operations. The write-off of deferred financing costs is included in loss on extinguishment of debt, net in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018.

The December 31, 2019 balance of deferred financing costs of $7,852,982 is estimated to be recorded to amortization expense as follows: $1,566,363 in 2020, 2021,  2022 and 2023,  $840,068 in 2024, and $747,462 thereafter.

(9)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Accounts payable	$79,237,323	$70,603,562
Employee related accruals	12,319,746	9,142,347
Self insurance reserves	1,166,014	1,304,335
Accrued interest	4,021,660	404,015
Other	5,983,350	4,104,160
Total	$102,728,093	$85,558,419

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(10)          Debt

The following is a summary of long term‑debt as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Secured term loans	$246,250,000	$134,875,000
Revolving credit facility	12,000,000	—
Note payable	143,500,000	—
Seller note (see Note 3)	1,666,667	—
Other	58,518	171,942
Unamortized deferred financing fees	(6,642,490)	(862,243)
	396,832,695	134,184,699
Current portion	(1,721,132)	(7,089,976)
Long-term portion	$395,111,563	$127,094,723

Interest expense related to long-term debt agreements, including amortization of deferred financing costs and payments made under the Company’s interest rate swap agreements, for the years ended December 31, 2019 and 2018 was $27,849,699 and $7,418,959, respectively.

In March 2019, the Company entered into several agreements, amendments and new financing facilities (herein after referred to as the March 2019 Recapitalization Transactions). In connection with the March 2019 Recapitalization Transactions, the Company signed the Third Amended and Restated Credit and Guaranty Agreement and restructured its debt borrowings with its bank group. In November 2019, in connection with the Business Combination,  the Company amended its credit facility primarily to (i) increase the amount available under the Delayed Draw Term Loan from $50,000,000 to $100,000,000 (see below), and (ii) revise the Consolidated Total Leverage Ratio thresholds and lower the applicable margin to determine the variable quarterly interest rate under the credit facility.

The maturity of total debt, excluding unamortized deferred financing fees, at December 31, 2019 is as follows.

Twelve months ended December 31,
2020	$1,721,132
2021	4,053
2022	—
2023	2,500,000
2024	255,750,000
Thereafter	143,500,000
Total debt maturity	$403,475,185

Long-Term Debt

The debt restructuring completed as part of the March 2019 Recapitalization Transactions consisted of $425,000,000 in credit facilities, which included a $300,000,000 Initial Term Loan (Credit Facility Term Loan), $50,000,000 Delayed Draw Term Loan (Delayed Draw), and $75,000,000 Revolving Credit Facility (New Revolver), all with maturities in March 2024. As noted above, in November 2019, the Company amended its credit facility to increase the amount available under the Delayed Draw from $50,000,000 to $100,000,000. The Credit Facility Term Loan and Delayed Draw loan may consist of Base Rate Loans or LIBOR Rate Loans (as defined in the agreement). Each LIBOR Rate Loan bears interest quarterly at variable rates based upon the sum of (a) the LIBOR Rate for such interest period, plus (b) an applicable margin based upon the Company’s Consolidated Total Leverage Ratio. Each Base Rate Loan

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

bears interest quarterly at variable rates based upon the sum of (a) the Base Rate (as defined in the agreement), plus (b) an applicable margin based upon the Company’s Consolidated Total Leverage Ratio. The applicable margin was set at 3.50% and 2.50% for LIBOR Rate Loans and Base Rate Loans, respectively, following the closing of the transaction and are reset each quarter. Per the agreement, the Delayed Draw loan carries 0.5% of unused fee per annum, and the New Revolver carries 0.5% of unused line fee per annum. Under the debt restructuring, the Company is subject to various agreements that contain a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Leverage Ratio and a Fixed Charges Coverage Ratio, as defined in the agreement. Additionally, under the terms of the debt amendment, the Company may be required to repay principal based on excess cash flow, as defined.

The proceeds from the Credit Facility Term Loan were used to (1) repay existing amounts outstanding under the Company’s credit facility of $151,875,000, (2) pay transaction costs, fees and expenses related to the consummation of the transactions contemplated under the agreement (see Note and Unit Purchase Agreement discussed below), (3) pay a distribution to AdaptHealth Holdings’ members, and (4) redeem all of the AdaptHealth Holdings issued and outstanding Preferred Units, including the cumulative preferred dividends. The proceeds of any borrowings under the Delayed Draw loan will be used to finance Permitted Acquisitions (as defined in the agreement) and to pay fees and transaction costs associated with such acquisitions. The proceeds of any borrowings under the New Revolver will be for (1) an amount not to exceed $25,000,000 to finance working capital, make capital expenditures and for other general corporate purposes, and (2) an amount not to exceed $50,000,000 to finance Permitted Acquisitions and to pay fees and transaction costs associated with such acquisitions.

Secured Term Loan

In connection with the March 2019 debt restructuring the Company borrowed $300,000,000 under the Credit Facility Term Loan. The Credit Facility Term Loan requires quarterly principal repayments of $1,875,000 beginning June 30, 2019 through March 31, 2021, quarterly principal repayments of $3,750,000 beginning June 30, 2021 through December 31, 2023, and the unpaid principal amount of the Credit Facility Term Loan is due at maturity in March 2024. In November 2019, the Company repaid $50,000,000 under the Credit Facility Term Loan using the proceeds received from the transactions completed as part of the Business Combination; such repayment was applied to the principal payments required to be paid through September 2023. At December 31, 2019 there was $246,250,000 outstanding under the Credit Facility Term Loan. The interest rate under the Credit Facility Term Loan was 4.55% at December 31, 2019.

The Delayed Draw loan has an availability period from the first business day immediately following the closing date (March 2019) to the earliest of (a) the Credit Facility Term Loan maturity date, (b) twenty-four months following the closing date, or (c) the date of the termination of the commitment. During the year ended December 31, 2019 no amounts were borrowed under the Delayed Draw loan.

In February 2018, the Company signed the Second Amended and Restated Credit and Guaranty Agreement and refinanced its debt structure at that time. The refinancing consisted of $175,000,000, which included a $70,000,000 Initial Term Loan (Initial Term Loan), $80,000,000 Delayed Draw Term Loan (Delayed Draw Loan), and $25,000,000 Revolving Credit Facility (Revolver). The credit facilities bore interest quarterly at variable rates (6.02% at December 31, 2018). At December 31, 2018 there was $67,375,000 and $67,500,000 outstanding under the Initial Term Loan and Delayed Draw Loan, respectively, and there were no amounts outstanding under the Revolver. These amounts were repaid in connection with the March 2019 debt restructuring.

Revolving Credit Facility

During the year ended December 31, 2019, the Company borrowed $43,500,000 under the New Revolver. In November 2019, the Company repaid $31,500,000 under the New Revolver using the proceeds received from the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

transactions completed as part of the Business Combination. At December 31, 2019, there was $12,000,000 outstanding under the New Revolver. The interest rate under the New Revolver was 4.55% at December 31, 2019. After consideration of stand-by letters of credit outstanding of $2,496,518, the remaining maximum borrowings available pursuant to the New Revolver were $60,503,482 at December 31, 2019.

Note Payables

In connection with the March 2019 Recapitalization Transactions, the Company signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, the Company signed a promissory note agreement with the investor with a principal amount of $100,000,000 (the Promissory Note).  In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100,000,000, and the investor converted certain of its members’ interests to a $43,500,000 promissory note. The investor generated taxable income and a current federal and state income tax liability of approximately $5,870,000 on the exchange of its members’ interests. Under the terms of the Merger Agreement, all investors indemnified the Company for all taxes attributable to periods prior to or on the closing date of the Business Combination. Accordingly, the Company has recorded an indemnification asset of such amount, included in Prepaid and other current assets, and a corresponding current liability, included in Other liabilities, in the accompanying consolidated balance sheets as of December 31, 2019.

The new $100,000,000 promissory note, together with the $43,500,000 promissory note, are collectively referred to herein as the New Promissory Note. The outstanding principal amount under the New Promissory Note is due on the tenth anniversary of the closing date of the Business Combination and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, with 6% payable in cash and 6% Payment in Kind (PIK), and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum. The Company has the option to pay the PIK interest in cash under the Promissory Note and the New Promissory Note,  which it did during the year ended December  31, 2019, and thus no amounts were added to the principal balance during that period.  If the Company elects to prepay the Promissory Note prior to the third anniversary of the Closing of the Business Combination, then such prepayment of the outstanding principal and accrued  interest will be subject to a make-whole premium equal to 10% of the total amount of outstanding principal and accrued interest through the date of such prepayment. If the Company elects to prepay the Promissory Note prior to the fourth anniversary but after the third anniversary of the Closing of the Business Combination, then such prepayment of outstanding principal and accrued interest will be subject to a make-whole premium equal to 5% of the total amount of outstanding principal and accrued interest through the date of such prepayment.

In 2013, AdaptHealth Holdings issued a note payable of $5,500,000 to a former shareholder of an acquired company for repurchase of stock which was outstanding at December 31, 2017. In February 2018, in connection with a  restructuring of its debt arrangement, AdaptHealth Holdings repaid the note payable for consideration of $4,700,000. In connection with the repayment of the note, the Company recorded a gain on extinguishment of debt of $800,000, which is included in Loss on extinguishment of debt, net, in the accompanying consolidated statements of operations for the year ended December 31, 2018.

Term Note

In May 2017 AdaptHealth Holdings entered into a $7,000,000 Term Loan Promissory Note (the Term Loan). As of December 31, 2017, $5,979,167 was outstanding under the Term Loan, which was repaid in full in February 2018 in connection with a debt restructuring completed by AdaptHealth Holdings. In connection with the repayment of the Term Loan, the Company incurred a prepayment penalty expense of $634,038, which is included in Loss on extinguishment of debt, net, in the accompanying consolidated statements of operations for the year ended December 31, 2018.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(11)        Stockholders' Equity

The completion of the Business Combination (the Closing) occurred on November 8, 2019, refer to Note 1, Nature of Business, for additional details regarding the Business Combination.  The following table represents the structure of the combined company upon the Closing of the Business Combination:

Upon the Closing of the Business Combination, the former owners of AdaptHealth Holdings held approximately 49% of the economic interest in AdaptHealth Corp. and the former stockholders of DFB held the remaining approximate 51% of the economic interests in AdaptHealth Corp., both in the form of shares of the Company’s Class A Common Stock .AdaptHealth Corp. owns approximately 56% of the combined company with the remaining 44% owned by the former owners of AdaptHealth Holdings in the form of common units representing limited liability company interests in AdaptHealth Holdings from and after the Closing (New AdaptHealth Units).

Following the Closing of the Business Combination, the combined results of DFB and AdaptHealth Holdings are consolidated, with the holders of Class A Common Stock owning an approximate 56% direct controlling interest and the holders of New AdaptHealth Units owning an approximate 44% direct noncontrolling economic interest shown as noncontrolling interest in the consolidated financial statements of the combined entity. The approximate 44% direct noncontrolling economic interest in AdaptHealth Holdings held by the current owners of AdaptHealth Holdings noted above is in the form of New AdaptHealth Units and are exchangeable on a one-to-one basis for Class A Common Stock. Following the Closing, 550,000 New AdaptHealth Units were exchanged for shares of Class A Common Stock, resulting in holders of New AdaptHealth Units owning an approximately 43% direct noncontrolling economic interest in AdaptHealth Holdings at December 31, 2019. The approximately 43% direct noncontrolling economic interest will continue to decrease as New AdaptHealth Units are exchanged for shares of Class A Common Stock.

The following table sets forth the net assets of DFB at the Closing:

Cash and cash equivalents	$43,911,748
Current assets	70,763
Current liabilities	(11,214,503)
Net assets of DFB	$32,768,008

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The following table sets forth the sources and uses of cash in connection with the Business Combination:

Sources
DFB's cash and cash equivalents on hand	$43,911,748
Private placement (1)	125,000,000
Total Sources	$168,911,748

Uses
Cash to balance sheet (2)	$52,845,206
Legacy AdaptHealth Holdings LLC redemptions (3)	20,000,000
Debt repayment (4)	81,500,000
Transaction expenses (5)	14,566,542
Total Uses	$168,911,748

(1)	Represents the issuance and sale, in a private placement consummated concurrently with the Closing, of 12,500,000 shares of Class A Common Stock.
(2)	Represents remaining cash that will be used to fund operations and working capital needs of the Company after the closing of the Business Combination.
(3)	Represents cash that was used to fund redemptions made by legacy AdaptHealth Holdings investors.
(4)	Represents the amount of debt that the combined company paid down upon closing of the Business Combination.
(5)

Represents the amount of transaction expenses paid in connection with the closing of the Business Combination, including costs incurred by the Company and accrued costs incurred by DFB prior to the closing of the Business Combination, that were paid upon closing.

In connection with the Business Combination, the Company filed its Second Amended and Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock which the Company is authorized to issue to 250,000,000 shares, consisting of 210,000,000 shares of Class A Common Stock with a par value of $0.0001 per share,  35,000,000 shares of Class B Common Stock with a par value of $0.0001 per share, and 5,000,000 shares of Preferred Stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. The  shares of Preferred Stock shall be issued with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019, there were 40,816,292 shares of Class A Common Stock and 31,563,799 shares of Class B Common Stock outstanding. At December 31, 2019 there were no shares of Preferred Stock issued or outstanding.

Warrants

The Company has 12,666,666 warrants outstanding as of December 31, 2019. Each warrant is exercisable for one share of common stock at a price of $11.50 per share. The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Contingent Consideration

Pursuant to the Merger Agreement, the former owners of Adapthealth Holdings who received Class B Common Stock in connection with the Business Combination are entitled to receive an equity classified earn-out consideration to be paid in the form of New AdaptHealth Units (and a corresponding number of shares of Class B Common Stock) and the former owners of Adapthealth Holdings who received Class A Common Stock in connection with the Business Combination are entitled to receive earn-out consideration to be paid in the form of Class A Common Stock,  if the 30-day volume-weighted average price of the Company’s Class A Common Stock equals or exceeds certain hurdles set forth in the Merger Agreement. The former owners of AdaptHealth Holdings can potentially receive up to an additional 1,000,000 shares in December 2020, 2021 and 2022, for a total of 3,000,000 shares, as a part of the earn-out consideration. As of December 31, 2019, the hurdles have not been met.

March 2019 Recapitalization Transactions

As discussed in Note 10, Debt. in March 2019, the Company entered into several agreements, amendments and new financing facilities as part of the March 2019 Recapitalization Transactions. In addition to the debt proceeds received as part of these transactions, the Company also received proceeds of $20,000,000 for the purchase of members’ interests pursuant to the Note and Unit Purchase Agreement. The proceeds from the March 2019 Recapitalization Transactions were used to (1) repay existing amounts outstanding under the Company’s credit facility of $151,875,000, (2) pay transaction costs, fees and expenses related to the consummation of the Note and Unit Purchase Agreement, (3) pay a $250,000,000 distribution to AdaptHealth Holdings’ members, and (4) redeem certain members’ interests, including the cumulative preferred dividends, for $3,713,455.

Equity‑based Compensation

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) and in April 2018 (the 2018 Incentive Units) to certain members of management. The Incentive Units were intended to constitute profits interests and were granted for purposes of enabling such individuals to participate in the long-term growth and financial success of the Company and were issued in exchange for services to be performed.

With respect to the 2019 Incentive Units, 50% of the awards vest in equal annual installments on each of the first, second, third and fourth anniversaries of the Vesting Commencement Date as defined in the agreements (which was determined to be May 20, 2019). The remaining 50% had vesting terms based upon the first to occur of a sale of AdaptHealth Holdings and the fourth anniversary of the Vesting Commencement Date, in either case, provided that the equity value of AdaptHealth Holdings at the time of such sale or fourth anniversary equals or exceeded a certain threshold as defined in the agreements, subject to the employee’s continuous employment through each applicable vesting date. In connection with the Business Combination, the vesting conditions for this portion of the 2019 Incentive Units was changed to vest quarterly during the one-year period subsequent to the closing of the Business Combination. The grant date fair value of the 2019 Incentive Units, as calculated under an Option Pricing Method, was $4,511,120, and will be recognized as expense over the employees’ requisite service period.

The 2018 Incentive Units vest 50% on the second anniversary of the Vesting Commencement Date as defined in the agreements (which was determined to be May 17, 2018), and 25% on the third and fourth anniversaries of the Vesting Commencement Date, subject to the employee’s continuous employment with the Company through each applicable vesting date. The grant date fair value of the 2018 Incentive Units, as calculated under an Option Pricing Method, was $5,344,500, and will be recognized as expense over the employees’ requisite service period.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The assumptions used to determine the grant‑date fair value of the 2019 Incentive Units and 2018 Incentive Units was as follows:

	2019		2018
	Incentive Units		Incentive Units
Expected volatility (1)	40.0%		35.0%
Risk-free interest rate (2)	2.0%		2.3%
Expected term (3)	1.5	years	1.5	years
Discount for lack of marketability (4)	25.0%		30.0%

(1)	The expected volatility is derived from the asset volatilities of comparable public companies.
(2)	The risk-free interest rate is obtained from Standard and Poor’s Capital IQ, and represents the yield on a treasury note as of the valuation date with the maturity matching the expected term.
(3)	The expected term is based on management’s estimate.
(4)	The discount for lack of marketability is based on put option analyses using similar timing inputs.

In conjunction with the March 2019 Recapitalization Transactions, all holders of the 2018 Incentive Units received an advance for future distribution. These cash distributions were treated as a modification of the awards for accounting purposes. In conjunction with the Business Combination, the vesting of certain of the 2018 Incentive Units was accelerated. The 2019 Incentive Units and the 2018 Incentive Units were converted into members’ interests prior to the Closing of the Business Combination.

In connection with the Business Combination, certain members of management were awarded shares of the Company’s Class A Common Stock for services performed. The fair value of these immediately vested shares was $3,195,563 and was recognized as compensation cost on the grant date during the year ended December 31, 2019. In addition, in November 2019, the Company granted 15 shares of Class A Common Stock to each employee of the Company. The fair value of such shares was $313,979 and was recognized as compensation cost during the year ended December 31, 2019.

On November 7, 2019, the stockholders of the Company approved the AdaptHealth Corp. 2019 Stock Incentive Plan (the 2019 Plan), effective upon closing of the Business Combination. In connection with the 2019 Plan, the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and directors. The 2019 Plan permits the grant of up to 8,000,000 shares of Class A Common Stock, subject to certain adjustments and limitations.

The following awards were granted in connection with the 2019 Plan during the year ended December 31, 2019:

•

On November 21, 2019, the Company granted 410,000 shares of restricted stock to certain executive officers. On each of December 31, 2020, 2021 and 2022, one-third of the shares are eligible to vest based on the cumulative annual growth rate of the Company’s stock based on the volume weighted average price during the ten trading days immediately preceding the vesting date (which is considered a market condition), subject to the employee’s continuous employment with the Company at such vesting date. The grant-date fair value of the awards, using a Monte Carlo simulation analysis, was $1,193,100 and will be recognized as expense on a straight-line basis over the employees’ requisite service period.

•

On November 21, 2019, the Company granted 3,416,666 options to purchase shares of common stock of the Company to certain executive officers that have an exercise price of $11.50 per share. On each of December 31, 2020, 2021 and 2022, one-third of the shares are eligible to vest based on a performance condition relative to the achievement of certain defined financial metrics, subject to the employee's continuous employment through

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

the applicable vesting date. At December 31, 2019 management estimates that 50% of the shares will vest based on the projected achievement of such metrics. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $7,248,653 and will be recognized as expense on a straight-line basis over the employees’ requisite service period if the awards are considered probable to vest.

The assumptions used to determine the grant‑date fair value of stock options granted during the year ended December 31, 2019 were as follows:

	2019
Expected volatility	35.9%
Risk-free interest rate	1.7%
Expected term	6.0	years
Dividend yield	N/A

•

On November 21, 2019, the Company granted 460,000 shares of restricted stock to certain senior management employees. Such shares will vest 25% on December 31, 2020, 2021, 2022 and 2023, subject to the employee's continuous employment through the applicable vesting date. The grant-date fair value of the awards, based on the market price of the Company’s common stock on the date of grant, was $3,730,600 and will be recognized as expense on a straight-line basis over the employees’ requisite service period.

•

On December 16, 2019, the Company granted 31,250 shares of restricted stock to its non-employee board members. Such shares will vest immediately prior to the Company’s annual stockholders’ meeting following the grant date, subject to the individual’s continuous service through the applicable vesting date. The grant-date fair value of the awards, based on the market price of the Company’s common stock on the date of grant, was $333,125 and will be recognized as expense on a straight-line basis over the vesting period.

The Company recorded equity-based compensation expense of $11,070,075 and $883,373 during the years ended December  31, 2019 and 2018, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The expense recorded during the year ended December  31, 2019 included $2,694,201 in connection with the acceleration of vesting of the 2018 Incentive Units and $2,200,519 for the modification of the awards relating to the cash distributions discussed above. At December  31, 2019, there was $12,197,387 of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average term of 2.8 years. At December 31, 2019,  3,682,084 shares of the Company’s Class A Common Stock are available for issuance under the 2019 Plan.

(12)        Net Income (Loss) Per Common Share

The Business Combination was accounted for as a reverse recapitalization by which AdaptHealth Holdings issued stock for the net assets of the Company accompanied by a recapitalization.  Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The Company excluded the effect of the warrants, unvested restricted stock and stock options from the computation of diluted net income (loss) per share in the year ended December 31, 2019 as their inclusion would have been anti-dilutive because the Company is in a net loss position for such period. The Company excluded the Class B Common Stock from the computation of diluted net income (loss) per share because the effect of including them would be anti-dilutive as a result of the Company being in a loss position for the year ended December 31, 2019.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of common shares outstanding for the period subsequent to the transactions that occurred in connection with the Business Combination:

	Year Ended December 31,
	2019	2018
Basic net (loss) income per common share
Numerator:
Basic net (loss) income attributable to AdaptHealth Corp.	$(14,995,895)	$23,260,347

Denominator:
Basic and diluted weighted average shares outstanding	22,557,213	11,899,898

Basic and diluted net (loss) income per share attributable to Class A shareholders	$(0.66)	$1.95

(13)        Capital Lease Obligations

The Company has acquired patient medical equipment and supplies, and office equipment through multiple capital leases. The capital lease obligations represent the present value of minimum lease payments under the respective agreement, payable monthly and bearing interest rates ranging from 0.0% to 10.2%. Interest expense related to capital leases was $161,629 and 287,210 for the years ended December  31, 2019 and 2018, respectively. As of December  31, 2019, future annual minimum payments required under lease obligations are as follows:

2020	$19,813,539
2021	255,652
Total	20,069,191
Less amount representing interest	(86,198)
19,982,993
Current portion	(19,749,854)
Long-term portion	$233,139

At December  31, 2019 and 2018, equipment under capital leases consisted of patient equipment with a cost basis of approximately $39,100,000 and $29,300,000, respectively, and accumulated depreciation of approximately $11,700,000 and $8,800,000, respectively. Depreciation expense for equipment purchased under capital leases is primarily included in cost of net revenue in the accompanying consolidated statements of operations.

(14)        Lease Commitments

The Company leases its office facilities and office equipment under noncancelable lease agreements which expire at various dates through November 2028. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain patient medical equipment with such leases set to expire at various dates through November 2021. The Company also leases certain office facilities on a month to month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent. Accordingly, the Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and the amount payable under the lease as deferred rent. The deferred rent recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets at December  31, 2019 and 2018 was $1,124,702 and $741,167, respectively. The Company recorded $10,281,541 and $6,393,522 of rent expense for the years ended December  31, 2019 and 2018, respectively, which is primarily included in cost of net revenue in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The minimum annual lease commitments under noncancelable leases with initial or remaining terms in excess of one year as of December  31, 2019 are as follows:

2020	$12,291,753
2021	7,811,982
2022	5,632,124
2023	4,492,642
2024	3,082,588
Thereafter	4,036,732
$37,347,821

(15)        Retirement Plans

At December 31, 2019 and 2018, the Company has a single consolidated retirement plan (the AdaptHealth Plan) which includes its subsidiaries’ 401(k) plans with one exception: the Royal Homestar 401(k) plan is administered by a noncontrolling interest. The AdaptHealth Plan allows employees to contribute up to the annual limitation imposed by the Internal Revenue Code. The Company, at its discretion, may make matching and profit-sharing contributions to the AdaptHealth Plan. The Company recorded no matching or profit-sharing expense related to the AdaptHealth Plan for the years ended December 31, 2019 and 2018. The Company recorded an immaterial amount of matching or profit-sharing expense for the Royal Homestar 401(k) plan during the years ended December 31, 2019 and 2018.

(16)       Self‑Insured Plans

The Company was self-insured for its employees’ medical, auto and workers’ compensation claims during 2019 and 2018. The Company purchased medical stop loss insurance that covers the excess of each specific loss over $175,000 in 2019 and $150,000 in 2018, and aggregate losses that exceed the greater of the calculated aggregate stop loss threshold or the minimum aggregate stop loss threshold. In 2019 and 2018, the Company purchased workers’ compensation stop loss insurance which has occurrence-based limits that vary by state based on statutory rules. The Company is subject to an aggregate annual limit. Self-insurance reserves include estimates of both known claims filed and estimates of claims incurred but not reported (IBNR). The Company uses historical paid claims information to estimate its claims liability. The liability for IBNR was $1,166,014, and $1,304,335 as of December 31, 2019 and 2018, respectively. This liability is included within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(17) Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgement is required to determine both probability and the estimated amount. The Company reviews at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no accrual related to lawsuits, claims, investigations and proceedings.

(18)        Related Party Transactions

As discussed in Note 10,  Debt, the Company has an outstanding note payable with an investor with a principal amount of $143,500,000. This investor also has equity ownership in the Company.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

At December 31, 2017, the Company had an outstanding balance of $1,123,181 payable to certain members of AdaptHealth Holdings. The payable was noninterest bearing and had no specific repayment terms. The Company repaid the amount in full during 2018.

In 2014, Ocean Home Health Supply LLC, a subsidiary of the Company, executed an agreement with a related party for software and billing services. The agreement was for one year and automatically renewed from year to year. This agreement was terminated effective December 31, 2018, therefore there was no expense related to the agreement during the year ended December  31, 2019. The expense for the year ended December  31, 2018 related to the agreement was $2,287,909.

On December 31, 2014, an executive of AdaptHealth Holdings borrowed $965,550 to acquire membership interests in AdaptHealth Holdings, which was recorded as a reduction to members’ equity at that time. The principal was due in full at maturity on December 31, 2021. Monthly payments were due of interest only at a rate of 1.9% per annum starting in February 2015. As part of the transactions completed in connection with the Business Combination, the loan was forgiven, resulting in an expense of $965,550, which is included in general and administrative expenses in the accompanying statements of operations during the year ended December 31, 2019.

In 2014, AdaptHealth Holdings entered into a term loan (the Loan) with a private investment group (the Lender) who also had equity ownership. As of December 31, 2017, $8,642,144 was outstanding under this agreement, which was repaid in full in February 2018 in connection with a debt restructuring completed by AdaptHealth Holdings. In connection with the repayment of the Loan, the Company incurred a prepayment penalty expense of $345,686, which is included in Loss on extinguishment of debt, net, in the accompanying consolidated statements of operations for the year ended December 31, 2018.

The Company and two of its executive officers owned an equity interest in a vendor of the Company that provides workflow technology services. Each individual’s equity ownership was less than 1%. The expense related to this vendor was $4,488,080 and $1,905,454 for the years ended December  31, 2019 and 2018, respectively. The Company accounted for this investment under the cost method of accounting based on its level of equity ownership. In February 2020, the Company and its executive officers sold its equity interest. The Company’s investment had a carrying value of $1,455,000 and the Company received proceeds of $2,045,701 in connection with the transaction, resulting in a gain of $590,701 which will be recorded in the first quarter of 2020.

The Company and two of its executive officers and shareholders own an equity interest in a vendor of the Company that provides automated order intake software. Each individual’s equity ownership is less than 1%. The expense related to this vendor was $1,964,266 and $1,636,919 for the years ended December  31, 2019 and 2018, respectively.  The Company accounts for this investment under the cost method of accounting based on its level of equity ownership.

(19)          Income Taxes

Prior to the completion of the Business Combination, AdaptHealth Holdings was a limited liability company and treated as a partnership for federal and state income tax purposes. A partnership is not a tax-paying entity for federal and state income tax purposes, and as such, the results of operations were allocated to the members for inclusion in their income tax returns. In addition, there are regular C-corporations included in the AdaptHealth Holdings group where taxes were paid at the entity level.

Following the Business Combination, the income of AdaptHealth Holdings will flow through to the Company and will be taxed at the federal and state levels accordingly. The noncontrolling interest will be allocated to the AdaptHealth Holdings members for inclusion in their income tax returns. The underlying C-corporations included in the AdaptHealth group will still be taxed at the entity level for both federal and state income taxes.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The current and deferred income tax expense (benefit) for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Current:
Federal	$(961,588)	$—
State	1,222,292	778,190
	260,704	778,190
Deferred:
Federal	673,664	(1,549,549)
State	221,634	(1,326,346)
	895,298	(2,875,895)
Total income tax (benefit) expense	$1,156,002	$(2,097,705)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Federal tax at statutory rate	21.0%	21.0%
Non‑taxable income	(46.6)%	0.8%
State income taxes, net of federal benefit	(9.6)%	(3.2)%
Change in valuation allowance	5.3%	(32.3)%
Net operating loss write‑offs	—	3.6%
Deferred adjustments	18.1	—%
Other	1.9%	0.7%
Effective income tax rate (benefit)	(9.9)%	(9.4)%

Deferred income tax assets and liabilities are comprised of the following at December 31, 2019 and 2018:

	2019	2018
Deferred income tax assets:
Accounts receivable	$3,188,976	$1,575,902
Goodwill	4,805,554	5,401,652
Investment in partnership	41,745,232	—
Inventory	60,677	54,239
Accruals	249,595	615,327
Net operating losses and credits	3,494,969	4,986,913
Charitable contribution	16,942	16,420
Start-up / organizational costs	509,221	—
AMT credit	208,056	208,056
Total deferred income tax assets	54,279,222	12,858,509
Valuation allowance	(22,502,544)	—
Net deferred income tax assets	$31,776,678	$12,858,509
Deferred income tax liabilities:
Equipment and other fixed assets	(4,271,299)	(3,779,319)
Total deferred income tax liabilities	(4,271,299)	(3,779,319)
Noncurrent net deferred income tax assets	$27,505,379	$9,079,190

Deferred income taxes are determined based on the temporary differences between the financial statement book basis and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. The ultimate

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred income tax assets according to the provisions of FASB ASC 740, Income Taxes. In making this determination, management assesses all available evidence, both positive and negative, available at the time balance sheet date. This includes, but is not limited to, recent earnings, internally prepared income projections, and historical financial performance. A history of cumulative losses is a significant piece of negative evidence used in the assessment. At the date of the Business Combination, FASB ASC 740 requires the Company to record deferred taxes on the difference between the book and tax basis of its investment in AdaptHealth Holdings. The tax basis in the Company’s investment in AdaptHealth Holdings exceeded the book basis at the date of the Business Combination, and therefore a deferred tax asset was recorded. The Company evaluated the realization of the deferred tax asset, and based on available evidence, a valuation allowance was recorded as the Company does not expect to realize the entire deferred tax asset. As of December 31, 2019, and 2018, the Company had a valuation allowance recorded against net deferred tax assets of $22,502,544, and $0, respectively.

As of December 31, 2019, and 2018, the Company had federal net operating loss carryforwards of $10,277,179 and $14,600,577, respectively. As of December 31, 2019, and 2018, the Company had state net operating losses of $21,864,894 and $32,963,779 respectively. Federal net operating losses generated after December 31, 2017 do not expire and the state rules vary by state. All of the Company’s net operating losses in existence for federal and state purposes were generated in tax years prior to 2018. The net operating losses, if not used, will begin to expire in 2036.

The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. As of December 31, 2019 and 2018, the Company had no uncertain tax positions that would require recognition or disclosure in the consolidated financial statements. The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. Tax years 2015 and forward remain open for examination for Federal and state tax purposes.

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2014, based on the U.S. statute of limitations. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns.

Tax Receivable Agreement

The owners of AdaptHealth Holdings have the right to exchange their New AdaptHealth Units for shares of Class A Common Stock of the Company. As a result of such exchanges, the Company’s membership interest in AdaptHealth Holdings will increase and its purchase price will be reflected in its share of the tax basis of AdaptHealth Holdings’ tangible and intangible assets. Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future. Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets. At the closing of the Business Combination, there were exchanges of 3,480,466 New AdaptHealth Units resulting in approximately $33,600,000 of amortizable IRC Section 754 tax basis step-up in the tax-deductible goodwill of AdaptHealth Holdings. Through December 31, 2019, there were an additional 550,000 exchanges of New AdaptHealth Units that increased the amortizable IRC Section 754 tax basis step-up of tax-deductible goodwill by approximately $6,000,000.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

At the closing of the Business Combination, DFB and AdaptHealth Holdings entered into a Tax Receivable Agreement (TRA) with certain sellers and AdaptHealth Holdings members. The TRA will generally provide for the payment by DFB to the corresponding sellers and AdaptHealth Holdings members of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that DFB actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of: (i) certain tax attributes of the corresponding sellers existing prior to the Business Combination; (ii) certain increases in tax basis resulting from exchanges of New AdaptHealth Units and shares of Class B Common Stock; (iii) imputed interest deemed to be paid by DFB as a result of payments it makes under the TRA; and (iv) certain increases in tax basis resulting from payments DFB makes under the TRA. Under the TRA, the benefits deemed realized by the Company as a result of the increase in tax basis attributable to the AdaptHealth Holdings members generally will be computed by comparing the actual income tax liability of the Company to the amount of such taxes that the Company would have been required to pay had there been no so increase in tax basis.

Estimating the amount of payments that may be made under the TRA depends on a variety of factors. The actual increase in tax basis and deductions, as well as the amount and timing of any payments under the TRA, will vary depending upon several factors, including:

•

The timing of such exchanges – for instance, the increase in any tax deductions will vary depending on the fair value of the depreciable or amortizable assets of AdaptHealth Holdings at the time of each exchange, which fair value may fluctuate over time;

•

The price of the Company’s Class A Common Stock at the time of the exchange – the increase in any tax deductions, and the tax basis increase in other assets of AdaptHealth Holdings is directly proportional to the price of the Company’s Class A Common Stock at the time of the exchange;

•

The amount and timing of the Company’s income – the Company is required to pay 85% of the deemed benefits as and when deemed realized.  If AdaptHealth Holdings does not have taxable income, the Company is generally not required (absent a change in control or circumstances requiring an early termination payment) to make payments under the TRA for that taxable year because no benefit will have been realized.  However, any tax benefits that do not result in realized benefits in a given tax year likely will generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the TRA; and

•	Future tax rates of jurisdictions in which the Company has tax liability.

The TRA also provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, AdaptHealth Holdings’ (or its successor’s) obligations under the TRA would be based on certain assumptions defined in the TRA. As a result of these assumptions, AdaptHealth could be required to make payments under the TRA that are greater or less than the specified percentage of the actual benefits realized by the Company that are subject to the TRA. In addition, if AdaptHealth Holdings elects to terminate the TRA early, it would be required to make an early termination payment, which upfront payment may be made significantly in advance of the anticipated future tax benefits.

Payments generally are due under the TRA within a specified period following the filing of AdaptHealth Holdings’ U.S. federal and state income tax returns for the taxable year with respect to which the payment obligation arises. Payments under the TRA generally will be based on the tax reporting positions that AdaptHealth Holdings will determine. Although AdaptHealth Holdings does not expect the Internal Revenue Service (IRS) to challenge the Company’s tax reporting positions, AdaptHealth Holdings will not be reimbursed for any overpayments previously made under the TRA, but instead the overpayments will reduce future payments. As a result, in certain circumstances, payments could be made under the TRA in excess of the benefits that AdaptHealth Holdings realizes in respect of the tax attributes subject to the TRA.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The term of the TRA generally will continue until all applicable tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA and make an early termination payment.

In certain circumstances (such as certain changes in control, the election of the Company to exercise its right to terminate the agreement and make an early termination payment or an IRS challenge to a tax basis increase) it is possible that cash payments under the TRA may exceed actual cash savings.

At December 31, 2019, the Company recorded a liability relating to the TRA of approximately $10,800,000, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

(20)        Subsequent Events

Acquisitions

On January 2, 2020, the Company purchased 100% of the equity interests of NRE Holding Corporation (NRE), a subsidiary of McKesson Corporation (McKesson). In connection with the transaction, AdaptHealth Corp. acquired the Patient Care Solutions business (PCS) from McKesson. PCS provides wound care supplies, ostomy supplies, urological supplies, incontinence supplies, diabetic care supplies, and breast pumps directly to patients across the United States. The total cash paid at closing was approximately $15,000,000. In addition, the Company may be required to make an additional payment of $1,500,000 to McKesson after the closing of the transaction pursuant to the terms and conditions of a Transition Services Agreement executed in connection with the transaction.

On March 2, 2020, the Company purchased certain assets relating to the durable medical equipment business of Advanced Home Care, Inc. (Advanced). Advanced is a durable medical equipment company headquartered in North Carolina. The total consideration was $67,516,604, inclusive of an initial cash payment of $52,526,604, an escrow payment of $5,990,000, and a potential deferred payment up to $9,000,000 to be paid within six months subsequent to closing based on certain required conditions after closing. The initial cash payment was partially funded by proceeds of $50,000,000 borrowed under the Delayed Draw Loan.

On February  28, 2020, the Company purchased 100% of the membership interests of Healthline Medical Equipment, LLC, (Healthline). Healthline is headquartered in Texas and provides durable medical equipment and supplies to its customers. The total consideration was $38,433,188, inclusive of an initial cash payment of $29,433,188, an escrow payment of $3,000,000, and shares of Class A Common Stock with a value of $6,000,000, with such number of shares based on the volume-weighted average price of the Company’s Class A Common Stock for the 20 consecutive trading days prior to closing.

As of the date the consolidated financial statements were available to be issued, the Company was in the process of determining the allocation of the purchase price to the fair value of the net assets acquired for these acquisitions.

Other

Subsequent to December 31, 2019, holders of New AdaptHealth Units and Class B Common Stock exchanged 500,000 New AdaptHealth Units together with a corresponding number of shares of Class B Common Stock for 500,000 shares of Class A Common Stock, which were then sold to unrelated third parties in a private transaction.

Subsequent to December 31, 2019, 3,050,746 warrants were exercised in cashless transactions resulting in the issuance of 857,990 shares of the Company’s Class A Common Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described below. Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Material Weakness Remediation

In connection with the audit of AdaptHealth’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, we identified a material weakness in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, relating to the timeliness of our review controls over non-routine transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

Management continues to be actively engaged to take steps to remediate the material weakness, including (1) implementing processes to improve overall efficiency and accuracy of accounting and (2) hiring dedicated and experienced technical resources (including engaging a third-party consultant to assist management) to strengthen its corporate oversight over financial reporting and controls associated with complex accounting matters. While we have made significant progress, the material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

The Company has been engaged in the process of the design and implementation of the Company’s internal control over financial reporting in a manner commensurate with the scale of the Company’s operations following the Business Combination. Except with respect to the changes in connection with such design and implementation and the implementation of the initiatives to remediate the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting (“ICFR”) as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on November 8, 2019, pursuant to which we acquired AdaptHealth Holdings and its subsidiaries. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of ICFR for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our ICFR as of December 31, 2019. If management were to conduct an assessment regarding the Company’s ICFR, however, its scope would include the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of The Treadway Commission.

Item 9B. Other Information

On March 5, 2020, we filed a Certificate of Correction to our second amended and restated certificate of incorporation to correct a scrivener’s error in the number of authorized shares set forth in Section 4.1(a) thereof. The Certificate of Correction corrected the number of shares of Class A Common Stock and Class B Common Stock authorized for issuance by the Company to 210,000,000 and 35,000,000, respectively.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of the stockholders to be filed on or before April 29, 2020 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of the stockholders to be filed on or before April 29, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of the stockholders to be filed on or before April 29, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of the stockholders to be filed on or before April 29, 2020 and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of the stockholders to be filed on or before April 29, 2020 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Supplementary Data:

Financial Statements. The following is a list of the Consolidated Financial Statements of AdaptHealth Corp. and its subsidiaries included in Item 8 of Part II of this report.

(b)	Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits located on page 103 of this report.

Item 16. Form 10‑K Summary

None

EXHIBIT INDEX

Exhibit Number	Description
2.1

Merger Agreement, dated as of July 8, 2019, by and among the Company, Merger Sub, AdaptHealth Holdings, the Blocker Companies, the AdaptHealth Holdings Unitholders’ Representative and, solely for the purposes specified therein, the Blocker Sellers (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

2.2

Amendment No. 1 to Merger Agreement, dated as of October 15, 2019, by and among the Company, Merger Sub, AdaptHealth Holdings, the Blocker Companies, the AdaptHealth Holdings Unitholders’ Representative and, solely for the purposes specified therein, the Blocker Sellers (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).
3.3*	Certificate of Correction to Second Amended and Restated Certificate of Incorporation.
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed with the SEC on February 13, 2018).
4.2

Registration Rights Agreement, dated as of November 8, 2019, by and among AdaptHealth Holdings, the Company and the persons listed in Schedule of Investors therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed with the SEC on February 13, 2018).
4.4

Warrant Agreement, dated as of February 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2018).

4.5*	Description of Common Stock.
10.1

Exchange Agreement, dated November 8, 2019, by and among AdaptHealth Holdings, the Company and the other persons listed therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.2

Tax Receivable Agreement, dated November 8, 2019, by and among AdaptHealth Holdings, the Company and the Non-Blocker AdaptHealth Members and the Blocker Sellers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.3

Fifth Amended and Restated Limited Liability Company Agreement of AdaptHealth Holdings, dated as of November 8, 2019, by and between the Company and the Members named therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.4†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).
10.5

Board Designee Rights Letter Agreement, dated as of November 8, 2019, by and between the Company, AdaptHealth Holdings, BM AH Holdings, LLC, BlueMountain Foinaven Master Fund L.P., BMSB L.P., BlueMountain Fursan Fund L.P. and BlueMountain Summit Opportunities Fund II (US) L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.6

Third Amended and Restated Credit and Guaranty Agreement, dated as of March 20, 2019, by and among AdaptHealth LLC, the guarantors named therein, CIT Finance LLC as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.7

Amendment No. 1 to Third Amended and Restated Credit and Guaranty Agreement, dated as of August 22, 2019, by and among AdaptHealth LLC, the guarantors named therein, CIT Finance LLC as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.8

Amendment No. 2 to Third Amended and Restated Credit and Guaranty Agreement, dated as of November 8, 2019, by and among AdaptHealth LLC, the guarantors named therein, CIT Finance LLC as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.9†

Employment Agreement, dated as of March 20, 2019, by and between AdaptHealth Holdings and Luke McGee (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.10†

Employment Agreement, dated as of March 20, 2019, by and between AdaptHealth Holdings and Joshua Parnes (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.11†

Employment Agreement, dated as of November 10, 2014, by and between AdaptHealth Holdings and Gregg Holst (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.12†	AdaptHealth Corp. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).
10.13†

Form of Restricted Stock Grant Notice and Agreement under the AdaptHealth Corp. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.14†

Form of Option Grant Notice and Agreement under the AdaptHealth Corp. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.15

Letter Agreement, dated as of February 15, 2018, among the Company, Deerfield/RAB Ventures, LLC, Richard Barasch, Christopher Wolfe, Steven Hochberg, Dr. Mohit Kaushal, Dr. Gregory Sorensen and Dr. Susan Weaver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018).

10.16

Warrant Purchase Agreement, dated February 15, 2018, between the Registrant and Deerfield/RAB Ventures, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018).

10.17†	AdaptHealth Corp. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 22, 2020).
10.18*+	Securities Purchase Agreement, dated as of November 21, 2019, by and among AdaptHealth LLC, McKesson Medical-Surgical, Inc., NRE Holding Corporation and McKesson Patient Care Solutions, Inc.
16.1	Letter from Withum (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on the signature page hereof).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

† Management contract or compensatory plan or arrangement.

+ Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2020.

AdaptHealth Corp.

By:	/s/ Luke McGee
Luke McGee
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Luke McGee and Christopher Joyce, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2020 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

By:	/s/ Luke McGee	Chief Executive Officer and Director
	Luke McGee	(Principal Executive Officer)

By:	/s/ Gregg Holst	Chief Financial Officer
	Gregg Holst	(Principal Financial and Accounting Officer)

By:	/s/ Richard Barasch	Chairman of the Board
Richard Barasch

By:	/s/ Joshua Parnes	President and Director
Joshua Parnes

By:	/s/ Alan Quasha	Director
Alan Quasha

By:	/s/ Terence Connors	Director
Terence Connors

By:	/s/ Dr. Susan Weaver	Director
Dr. Susan Weaver

By:	/s/ Dale Wolf	Director
Dale Wolf