Form 10-Q
period 2020-03-31
AdaptHealth Corp.
filed 2020-05-08
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM  10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 45,432,240 shares of the Registrant’s Class A Common Stock issued and outstanding and 28,610,250 shares of the Registrant’s Class B Common Stock issued and outstanding.

CAUTIONARY STATEMENT

In this Quarterly Report on Form 10-Q, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I Item 2, and the documents incorporated by reference herein, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. These statements may be preceded by, followed by or include the words "may," "might," "will," "will likely result," "should," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "continue," "target" or similar expressions.

These forward-looking statements are based on information available to us as of the date they were made, and involve a number of risks and uncertainties which may cause them to turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward- looking statements. Some factors that could cause actual results to differ include:

•	the ability to maintain the listing of our Class A Common Stock on Nasdaq;
•	competition and the ability of our business to grow and manage growth profitably;
•	changes in applicable laws or regulations;
•	fluctuations in the U.S. and/or global stock markets;
•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•	the impact of the recent coronavirus (COVID-19) pandemic and our response to it; and
•	other risks and uncertainties set forth in this Form 10-Q, as well as all documents incorporated by reference herein.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$48,163,701	$76,878,134
Accounts receivable	118,650,575	78,619,230
Inventory	17,967,948	13,239,037
Prepaid and other current assets	9,759,439	12,678,423
Total current assets	194,541,663	181,414,824
Equipment and other fixed assets, net	87,300,924	63,559,080
Goodwill	340,806,853	266,790,518
Other assets	5,670,301	6,851,892
Deferred tax assets	33,518,857	27,505,379
Total Assets	$661,838,598	$546,121,693
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$136,071,887	$102,728,093
Current portion of capital lease obligations	20,421,195	19,749,854
Current portion of long-term debt	2,615,705	1,721,132
Contract liabilities	15,584,066	9,556,423
Other liabilities	16,459,388	17,138,684
Total current liabilities	191,152,241	150,894,186
Long-term debt, less current portion	463,552,896	395,111,563
Other long-term liabilities	36,580,187	29,364,151
Total Liabilities	691,285,324	575,369,900
Commitments and contingencies (note 14)
Stockholders’ Deficit
Class A Common Stock, par value of $0.0001 per share, 210,000,000 shares authorized; 43,354,251 and 40,816,292 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4,336	4,082
Class B Common Stock, par value of $0.0001 per share, 35,000,000 shares authorized; 30,563,799 and 31,563,799 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3,056	3,156
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	21,843,967	11,252,052
Accumulated deficit	(27,367,676)	(27,209,514)
Accumulated other comprehensive (loss) income	(5,139,138)	1,431,029
Total stockholders' deficit attributable to AdaptHealth Corp.	(10,655,455)	(14,519,195)
Noncontrolling interests in subsidiaries	(18,791,271)	(14,729,012)
Total Stockholders' Deficit	(29,446,726)	(29,248,207)
Total Liabilities and Stockholders' Deficit	$661,838,598	$546,121,693

See accompanying notes to consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenue	$191,439,034	$119,498,274
Costs and expenses:
Cost of net revenue	166,539,690	100,226,876
General and administrative expenses	14,346,919	13,082,631
Depreciation, excluding patient equipment depreciation	1,241,837	840,722
Total costs and expenses	182,128,446	114,150,229
Operating income	9,310,588	5,348,045
Interest expense, net	7,938,243	6,260,331
Loss on extinguishment of debt	—	2,121,451
Income (loss) before income taxes	1,372,345	(3,033,737)
Income tax expense	1,106,722	2,418,441
Net income (loss)	265,623	(5,452,178)
Income attributable to noncontrolling interests	423,785	348,139
Net loss attributable to AdaptHealth Corp.	$(158,162)	$(5,800,317)

Net loss per common share attributable to AdaptHealth Corp.:
Basic and diluted	$—	$(0.42)
Weighted average shares outstanding for net loss attributable to AdaptHealth Corp.:
Basic and diluted	41,976,560	13,863,570

See accompanying notes to consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$265,623	$(5,452,178)
Other comprehensive loss:
Interest rate swap agreements, inclusive of reclassification adjustment	(11,417,216)	—
Comprehensive loss	(11,151,593)	(5,452,178)

Income attributable to noncontrolling interests	423,785	348,139
Comprehensive loss attributable to AdaptHealth Corp.	$(11,575,378)	$(5,800,317)

See accompanying notes to consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

							Controlling		Accumulated
					Additional		interest		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	capital	interest	deficit	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2019	40,816,292	$4,082	31,563,799	$3,156	$11,252,052	$—	$—	$(27,209,514)	$1,431,029	$(14,729,012)	$(29,248,207)
Issuance of Class A Common Stock for an acquisition	386,874	39	—	—	6,247,976	—	—	—	—	—	6,248,015
Exchange of Class B Common Stock for Class A Common Stock	1,000,000	100	(1,000,000)	(100)	(361,005)	—	—	—	—	361,005	—
Cashless exercise of warrants	1,092,468	109	—	—	(109)	—	—	—	—	—	—
Equity-based compensation	58,617	6	—	—	2,222,603	—	—	—	—	—	2,222,609
Net income (loss)	—	—	—	—	—	—	—	(158,162)	—	423,785	265,623
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	2,482,450	—	—	—	—	—	2,482,450
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(6,570,167)	(4,847,049)	(11,417,216)
Balance, March 31, 2020	43,354,251	$4,336	30,563,799	$3,056	$21,843,967	$—	$—	$(27,367,676)	$(5,139,138)	$(18,791,271)	$(29,446,726)

							Controlling		Accumulated
					Additional		interest		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	capital	interest	deficit	deficit	income	subsidiaries	Total
Balance, December 31, 2018	—	$—	—	$—	$—	$113,274,181	$(13,370,648)	$—	$—	$2,865,125	$102,768,658
Issuance of members' interest, net of offering costs of $837,156	—	—	—	—	—	19,162,844	—	—	—	—	19,162,844
Redemption of members' interest	—	—	—	—	—	(2,112,500)	(1,600,955)	—	—	—	(3,713,455)
Distributions to members	—	—	—	—	—	—	(250,000,000)	—	—	—	(250,000,000)
Equity-based compensation	—	—	—	—	—	5,223,108	—	—	—	—	5,223,108
Net income (loss)	—	—	—	—	—	—	(5,800,317)	—	—	348,139	(5,452,178)
Balance, March 31, 2019	—	$—	—	$—	$—	$135,547,633	$(270,771,920)	$—	$—	$3,213,264	$(132,011,023)

See accompanying notes to consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$265,623	$(5,452,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, including patient equipment depreciation	16,740,154	14,971,628
Equity-based compensation	2,222,609	5,223,108
Deferred income tax	479,092	1,483,430
Change in fair value of interest rate swaps, net of reclassification adjustment	(707,381)	2,702,400
Change in fair value of contingent consideration	(2,000,000)	—
Amortization of deferred financing costs	391,591	136,801
Write-off of deferred financing costs	—	2,121,451
Gain on sale of investment	(590,701)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20,457,579)	(8,636,030)
Inventory	51,528	(161,065)
Prepaid and other assets	3,908,676	(172,468)
Accounts payable and accrued expenses	24,076,642	4,015,039
Net cash provided by operating activities	24,380,254	16,232,116
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(7,534,433)	(5,297,940)
Proceeds from sale of investment	2,045,701	—
Payments for business acquisitions, net of cash acquired	(105,840,930)	(20,881,343)
Net cash used in investing activities	(111,329,662)	(26,179,283)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	70,000,000	317,000,000
Repayments on long-term debt and lines of credit	(984,480)	(151,916,121)
Payments on capital leases	(10,780,545)	(9,874,276)
Proceeds from issuance of promissory note payable	—	100,000,000
Proceeds from issuance of members' interests	—	20,000,000
Payments for equity issuance costs	—	(837,156)
Payments of deferred financing costs	—	(9,027,753)
Distributions to members	—	(250,000,000)
Payment of contingent consideration	—	(12,000,000)
Payments for redemption of members' interests	—	(3,713,455)
Net cash provided by (used in) financing activities	58,234,975	(368,761)
Net decrease in cash and cash equivalents	(28,714,433)	(10,315,928)
Cash and cash equivalents at beginning of period	76,878,134	25,185,681
Cash and cash equivalents at end of period	$48,163,701	$14,869,753
Supplemental disclosures:
Cash paid for interest	$7,704,405	$2,829,928
Cash paid for income taxes	2,085,831	39,244
Noncash investing and financing activities:
Equipment acquired under capital lease obligations	$9,757,735	$8,564,442
Unpaid equipment and other fixed asset purchases at end of period	7,814,170	11,073,629
Equity consideration issued in connection with an acquisition	6,248,015	—
Contingent purchase price in connection with an acquisition	—	1,500,000
Seller note issued in connection with an acquisition	—	2,000,000

See accompanying notes to consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(1)          General Information

AdaptHealth Corp. and subsidiaries (AdaptHealth or the Company), f/k/a DFB Healthcare Acquisitions Corp. (DFB) is a leading provider of home healthcare equipment,  medical supplies to the home and related services in the United States. AdaptHealth focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi‑PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) home medical equipment (HME) to patients discharged from acute care and other facilities,  (iii) oxygen and related chronic therapy services in the home, and (iv) other HME medical devices and supplies on behalf of chronically ill patients with diabetes care, wound care, urological, ostomy and nutritional supply needs. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors.

On July 8, 2019, AdaptHealth Holdings LLC (AdaptHealth Holdings) entered into an Agreement and Plan of Merger (the Merger Agreement), as amended on October 15, 2019, with DFB, pursuant to which AdaptHealth Holdings combined with DFB (the Business Combination).  The Business Combination closed on November 8, 2019. Refer to Note 3, Significant Transactions, for additional information regarding the Business Combination.

Unless the context otherwise requires, “the Company”, “we,” “us,” and “our” refer, for periods prior to the closing of the Business Combination, to AdaptHealth Holdings and its subsidiaries and, for periods upon or after the closing of the Business Combination, to AdaptHealth Corp. and its subsidiaries, including AdaptHealth Holdings and its subsidiaries.

The consolidated interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of the results for a full year.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(a)          Basis of Presentation

The consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the consolidated interim financial statements include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented.

The Business Combination was accounted for as a reverse recapitalization, with DFB treated as the acquired company and AdaptHealth Holdings as the acquirer, for financial reporting purposes. Therefore, the equity structure has been restated to that of the Company.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the Securities Act), as modified by the Jumpstart our Business Startups Act of 2012, (the JOBS Act), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and other exemptions.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(b)         Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(c)          Concentration of Credit Risk

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

(d)          Accounting Estimates

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

(e)          Business Segment

The Company’s chief operating decision-makers are its Chief Executive Officer and President, who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-makers, or anyone else, for any planning, strategy and key decision-making regarding operations. The corporate office is responsible for contract negotiation with vendors and payors, corporate compliance with healthcare laws and regulations, and revenue cycle management. Accordingly, the Company has a single reportable segment and operating segment structure.

(f)        Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company is required to adopt the new standard for the annual reporting period beginning January 1, 2021, and interim reporting periods beginning January 1, 2022. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is still evaluating the impact on its results of operations and does not expect the adoption of this standard to have an impact on liquidity.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (ASC Topic 350): Simplifying the Test for Goodwill Impairment, which will eliminate the requirement to calculate the implied fair value of goodwill, commonly referred to as “Step 2” in the current goodwill impairment test. An entity will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this standard on January 1, 2020, which did not have a material impact on the Company’s consolidated financial statements.

..

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(2)         Revenue Recognition and Accounts Receivable

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

The Company disaggregates net revenue from contracts with customers by payor type and by core service lines. The Company believes that disaggregation of net revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The payment terms and conditions within the Company’s revenue-generating contracts vary by payor type and payor source.

The composition of net revenue by payor type for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Insurance	$114,450,697	$67,717,162
Government	51,244,994	38,100,765
Patient pay	25,743,343	13,680,347
Net revenue	$191,439,034	$119,498,274

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

The composition of net revenue by core service lines for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Net sales revenue:
Sleep	$68,893,964	$47,127,169
Supplies to the home	33,338,901	2,028,936
HME	11,579,127	10,489,009
Respiratory	2,768,427	1,279,075
Other	12,393,306	8,031,775
Total net sales revenue	$128,973,725	$68,955,964

Net revenue from fixed monthly equipment reimbursements:
Sleep	$22,668,559	$18,056,858
HME	12,177,277	10,242,636
Respiratory	25,006,951	20,429,189
Other	2,612,522	1,813,627
Total net revenue from fixed monthly equipment reimbursements	$62,465,309	$50,542,310

Total net revenue:
Sleep	$91,562,523	$65,184,027
Supplies to the home	33,338,901	2,028,936
HME	23,756,404	20,731,645
Respiratory	27,775,378	21,708,264
Other	15,005,828	9,845,402
Total net revenue	$191,439,034	$119,498,274

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

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. The Company recorded unbilled revenue of $18,064,863 and $8,611,272 as of March 31, 2020 and December 31, 2019, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(3)          Significant Transactions

Acquisitions

During the three months ended March 31, 2020 and 2019, the Company made several acquisitions to strengthen its current market share in existing markets or to expand into new markets. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the overall Company strategy and is expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized.

Three Months Ended March 31, 2020

On January 2, 2020, the Company purchased 100% of the equity interests of the Patient Care Solutions business (PCS), a subsidiary of McKesson Corporation. PCS is a home medical equipment supplies business. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a preliminary basis, including $16.3 million to accounts receivable, $0.5 million to equipment and other fixed assets, $1.4 million to goodwill, and $3.2 million of net liabilities to other working capital accounts. In addition, on March 2, 2020, the Company purchased certain assets of the durable medical equipment business of Advanced Home Care, Inc. (Advanced). The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a preliminary basis, including $18.5 million to equipment and other fixed assets,  $38.5 million to goodwill, and $1.5 million of net assets in other working capital accounts. The acquisition of Advanced also includes a potential contingent payment of up to $9.0 million based on certain conditions after closing. The Company is in the process of determining the fair value of such contingent payment,  and as such an estimated fair value was not included in the consideration paid as part of the Company’s preliminary acquisition accounting. The valuation of such payment will be completed during the second quarter of 2020. In addition, during the period, the Company completed acquisitions of certain individually immaterial businesses,  the results of which were immaterial to the Company’s results for the three months ended March 31, 2020.

The following table summarizes the consideration paid for the acquisitions during the three months ended March 31, 2020:

Cash consideration	$106,178,017
Equity consideration	6,248,015
Deferred payments	14,250
Total	$112,440,282

The Company allocated the consideration paid to the net assets acquired based on their estimated fair values. The Company is still evaluating the fair value of certain assets and liabilities for which provisional amounts were recorded and expects to finalize such evaluation during the second quarter of 2020.  Based upon management’s evaluation, which is preliminary and subject to completion of working capital and other adjustments, the consideration paid was allocated as follows during the three months ended March 31, 2020:

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Cash	$337,087
Accounts receivable	19,573,766
Inventory	4,780,439
Prepaid and other current assets	1,334,306
Equipment and other fixed assets	24,406,410
Goodwill	74,016,335
Accounts payable and accrued expenses	(6,494,599)
Contract liabilities	(2,467,643)
Unfavorable lease liability	(1,418,931)
Capital lease obligations	(1,626,888)
Net assets acquired	$112,440,282

Three Months Ended March 31, 2019

On January 2, 2019, the Company purchased 100% of the equity of Gould’s Discount Medical, LLC (Goulds). Goulds is a home medical equipment and supplies business. During the three months ended March 31, 2019, the Company allocated the consideration paid to the estimated fair values of the net assets acquired on a preliminary basis, including $3.7 million to accounts receivable, $2.4 million to inventory, $1.7 million to equipment and other fixed assets, $18.6 million to goodwill, and $2.1 million of net liabilities to other working capital accounts. In addition, during the period, the Company completed acquisitions of certain individually immaterial businesses,  the results of which were immaterial to the Company’s results for the three months ended March 31, 2019.

The following table summarizes the consideration paid for the acquisitions during the three months ended March 31, 2019.

Cash consideration	$21,562,495
Seller note	2,000,000
Estimated contingent consideration	1,500,000
Total	$25,062,495

The Company allocated the consideration paid to the net assets acquired based on their estimated fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid was allocated as follows during the three months ended March 31, 2019.  The Company finalized the valuation of the fair value of the net assets acquired for these acquisitions during the remainder of 2019.

Cash	$117,000
Accounts receivable	3,691,030
Inventory	2,468,427
Prepaid and other current assets	11,835
Equipment and other fixed assets	1,658,714
Goodwill	19,381,515
Accounts payable and accrued expenses	(2,266,026)
Net assets acquired	$25,062,495

During the three months ended March 31, 2019, the Company received net cash of $564,152 relating to working capital adjustments associated with businesses that were acquired during 2018 which was recorded as a reduction to goodwill during the period.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Pro‑Forma Information

The unaudited pro-forma financial information presented below has been prepared by adjusting the historical results of the Company to include the historical results of the significant acquisitions described above.  The unaudited pro-forma financial information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro-forma information. The unaudited pro-forma financial information does not reflect the impact of future events that may occur after the acquisitions, such as the impact of cost savings or other synergies that may result from these acquisitions, and does not include interest expense associated with debt incurred to fund the acquisitions.

	Three Months Ended March 31,
	2020	2019
Net revenue	$204,619,618	$181,724,059
Operating income (loss)	$9,082,482	$(4,746,892)

The pro-forma operating loss for the three months ended March 31, 2019 is primarily due to operating losses related to PCS.

Results of Businesses Acquired

The following table presents the amount of net revenue and operating income (loss) since the respective acquisition dates included in the Company’s consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net revenue	$40,724,747	$8,626,378
Operating income (loss)	$(5,559,851)	$1,431,523

The operating loss for the three months ended March 31, 2020 is primarily due to operating losses related to PCS.

Business Combination

As discussed in Note 1, General Information, on July 8, 2019, AdaptHealth Holdings entered into the Merger Agreement, as amended on October 15, 2019, with DFB, pursuant to which AdaptHealth Holdings combined with DFB. The completion of the Business Combination (the Closing) occurred on November 8, 2019.  AdaptHealth Holdings was the accounting acquirer in the Business Combination, which was treated as a reverse recapitalization. Accordingly, for accounting purposes, the merger was treated as the equivalent of AdaptHealth Holdings issuing stock for the net assets of DFB, accompanied by a recapitalization. In connection with the Business Combination, the name of the combined company was changed to AdaptHealth Corp.

Following the Closing of the Business Combination, the holders of Class A Common Stock owned an approximate 56% direct controlling interest, with the remaining 44% direct noncontrolling interest owned by the former owners of AdaptHealth Holdings in the form of common units representing limited liability company interests in AdaptHealth Holdings from and after the Closing (New AdaptHealth Units), which is presented as noncontrolling interest in the consolidated financial statements. These members hold common unit interests of AdaptHealth Holdings and a corresponding number of shares of non-economic Class B Common Stock, which enables the holder to one vote per share. The New AdaptHealth Units and a corresponding number of shares of Class B Common Stock are exchangeable on a one-to-one basis for shares of Class A Common Stock. The holders of New AdaptHealth Units owned an approximate 41% direct noncontrolling economic interest in AdaptHealth Holdings at March 31, 2020. This direct

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

noncontrolling interest will continue to decrease as New AdaptHealth Units and a corresponding number of shares of Class B Common Stock are exchanged for shares of Class A Common Stock.

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Patient medical equipment	$132,311,790	$112,070,831
Vehicles	6,916,895	4,461,041
Other	18,456,871	15,474,589
	157,685,556	132,006,461
Less accumulated depreciation	(70,384,632)	(68,447,381)
	$87,300,924	$63,559,080

(5)          Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2020 was as follows:

Balance at December 31, 2019	$266,790,518
Acquired goodwill during the period	74,016,335
Balance at March 31, 2020	$340,806,853

The Company did not record any goodwill impairment charges during the three months ended March 31, 2020 and 2019.

(6)          Fair Value of Assets and Liabilities

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

The following table presents the valuation of the Company’s financial assets and liabilities as of March 31, 2020 and December 31, 2019 measured at fair value on a recurring basis. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Fair Value
March 31, 2020
Assets
Money market accounts	$4,117,161	$—	$—	$4,117,161
Total assets measured at fair value	$4,117,161	$—	$—	$4,117,161

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$7,675,000	$7,675,000
Acquisition-related contingent consideration-long term	—	—	5,050,000	5,050,000
Interest rate swap agreements-short term	—	5,373,647	—	5,373,647
Interest rate swap agreements-long term	—	13,675,476	—	13,675,476
Total liabilities measured at fair value	$—	$19,049,123	$12,725,000	$31,774,123

	Level 1	Level 2	Level 3	Fair Value
December 31, 2019
Assets
Money market accounts	$54,014,591	$—	$—	$54,014,591
Total assets measured at fair value	$54,014,591	$—	$—	$54,014,591

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$4,825,000	$4,825,000
Acquisition-related contingent consideration-long term	—	—	9,900,000	9,900,000
Interest rate swap agreements-short term	—	2,157,324	—	2,157,324
Interest rate swap agreements-long term	—	6,181,964	—	6,181,964
Total liabilities measured at fair value	$—	$8,339,288	$14,725,000	$23,064,288

Interest Rate Swaps

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company’s interest rate swaps held as of March 31, 2020 and December 31, 2019 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. At March 31, 2020, contingent consideration liabilities of $7,675,000 and $5,050,000 were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2019, contingent consideration liabilities of $4,825,000 and $9,900,000 were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the three months ended March 31, 2020 and 2019 is as follows:

Three Months Ended March 31, 2020	Beginning Balance	Additions	Payments	Change in Fair Value	Ending Balance
Contingent consideration - Level 3 liabilities	$14,725,000	$—	$—	$(2,000,000)	$12,725,000

Three Months Ended March 31, 2019	Beginning Balance	Additions	Payments	Change in Fair Value	Ending Balance
Contingent consideration - Level 3 liabilities	$15,250,000	$1,500,000	$(12,000,000)	$—	$4,750,000

(7)          Derivative Instruments and Hedging Activities

The Company records all derivatives on its consolidated balance sheet at fair value. As of March 31, 2020 and December 31, 2019, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional associated with the swap agreements was $250,000,000 as of March 31, 2020 and December 31, 2019 and have maturity dates at certain dates through March 2024. Prior to August 22, 2019, the interest rate swap agreements were not designated as cash flow hedging instruments for accounting purposes and accordingly changes in fair value of the interest rate swap agreements were recorded in earnings. On August 22, 2019, the Company designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, subsequent to August 22, 2019, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets at March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Balance Sheet	Fair Value
	Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other current liabilities	$(5,373,647)
Interest rate swap agreements	Other long-term liabilities	(13,675,476)
Total derivatives designated as hedging instruments		$(19,049,123)

	As of December 31, 2019
	Balance Sheet	Fair Value
	Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other current liabilities	$(2,157,324)
Interest rate swap agreements	Other long-term liabilities	(6,181,964)
Total derivatives designated as hedging instruments		$(8,339,288)

During the three months ended March 31, 2020, as a result of the effect of cash flow hedge accounting, the Company recognized a loss of $10,709,835 in other comprehensive income (loss) and $707,381 was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net,  in the accompanying consolidated statements of operations. During the three months ended March 31, 2019, as a result of the effect of the Company’s derivative financial instruments that were not designated as hedging instruments, the Company recognized $2,702,400 in interest expense, net in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(8)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Accounts payable	$105,194,402	$79,237,323
Employee related accruals	9,002,909	12,319,746
Accrued interest	4,672,868	4,021,660
Other	17,201,708	7,149,364
Total	$136,071,887	$102,728,093

(9)          Debt

The following is a summary of long term‑debt as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Secured term loans	$295,937,500	$246,250,000
Revolving credit facility	32,000,000	12,000,000
Note payable	143,500,000	143,500,000
Other	1,053,205	1,725,185
Unamortized deferred financing fees	(6,322,104)	(6,642,490)
	466,168,601	396,832,695
Current portion	(2,615,705)	(1,721,132)
Long-term portion	$463,552,896	$395,111,563

In March 2019, the Company entered into several agreements, amendments and new credit facilities (herein after referred to as the March 2019 Recapitalization Transactions). The March 2019 Recapitalization Transactions included $425,000,000 in new credit facilities, which consisted of a $300,000,000 Initial Term Loan (Credit Facility Term Loan), $50,000,000 Delayed Draw Term Loan (Delayed Draw), and $75,000,000 Revolving Credit Facility (New Revolver), all with maturities in March 2024. In November 2019, the Company amended its credit agreement primarily to (i) increase the amount available under the Delayed Draw to $100,000,000, and (ii) revise the Consolidated Total Leverage Ratio thresholds and lower the applicable margin to determine the variable quarterly interest rate under the credit agreement.  Amounts borrowed under the Credit Facility Term Loan and Delayed Draw bear interest quarterly at variable rates based upon the sum of (a) the LIBOR Rate for such interest period, plus (b) an applicable margin based upon the Company’s Consolidated Total Leverage Ratio. The Delayed Draw carries 0.5% of unused fee per annum, and the New Revolver carries 0.5% of unused line fee per annum. Under the credit facility, the Company is subject to various agreements that contain a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Fixed Charges Coverage Ratio, as defined in the agreement. Additionally, under the terms of the debt amendment, the Company may be required to repay principal based on excess cash flow, as defined.

The proceeds from the March 2019 Recapitalization Transactions were used to (1) repay existing amounts outstanding under the Company’s credit facility of $151,875,000, (2) pay transaction costs, fees and expenses related to the consummation of the transactions contemplated under the agreement (see Note and Unit Purchase Agreement discussed below), (3) pay a $250,000,000 distribution to AdaptHealth Holdings’ members, and (4) redeem certain members’ interests, including the cumulative preferred dividends, for $3,713,455.  In addition, the Company paid deferred financing costs of $9,027,753;  amortization of such costs is included in interest expense, net in the accompanying consolidated statements of operations. Further, the Company wrote off deferred financing costs of

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

$2,121,451, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the three months ended March 31, 2019.

Secured Term Loans

The Credit Facility Term Loan requires quarterly principal repayments beginning June 30, 2019 through December 31, 2023, and the unpaid principal balance is due at maturity in March 2024. In November 2019, the Company repaid $50,000,000 under the Credit Facility Term Loan; such repayment satisfied the required principal repayments through September 2023. At March 31, 2020, there was $246,250,000 outstanding under the Credit Facility Term Loan. The interest rate under the Credit Facility Term Loan was 4.35% at March 31, 2020.

The Delayed Draw has an availability period from the first business day immediately following the closing date (March 2019) to the earliest of (a) the Credit Facility Term Loan maturity date, (b) twenty-four months following the closing date, or (c) the date of the termination of the commitment. During the three months ended March 31, 2020, the Company borrowed $50,000,000 under the Delayed Draw. The borrowing under the Delayed Draw requires quarterly principal repayments of $312,500 beginning March 31, 2020 through December 31, 2020, quarterly principal repayments of $625,000 beginning March 31, 2021 through December 31, 2023, and the unpaid principal balance is due at maturity in March 2024. At March 31, 2020, there was $49,687,500 outstanding under the Delayed Draw. The interest rate under the Delayed Draw was 4.11% at March 31, 2020.

Revolving Credit Facility

During the three months ended March 31, 2020, the Company borrowed $20,000,000 under the New Revolver; such amount was repaid in April 2020. At March 31, 2020, there was $32,000,000 outstanding under the New Revolver. The interest rate under the New Revolver was 4.35% at March 31, 2020. After consideration of stand-by letters of credit outstanding of $2,496,518, the remaining maximum borrowings available pursuant to the New Revolver were $40,503,482 at March 31, 2020.

Note Payable

In connection with the March 2019 Recapitalization Transactions, the Company signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, the Company signed a promissory note agreement with a principal amount of $100,000,000 (the Promissory Note) and the Company also received proceeds of $20,000,000 for the purchase of members’ interests. In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100,000,000, and the investor converted certain of its members’ interests to a $43,500,000 promissory note. The new $100,000,000 promissory note, together with the $43,500,000 promissory note, are collectively referred to herein as the New Promissory Note. The outstanding principal balance under the New Promissory Note is due on the tenth anniversary of the closing date of the Business Combination and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, with 6% payable in cash and 6% Payment in Kind (PIK), and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum. The Company has the option to pay the PIK interest in cash under the New Promissory Note,  which it did during the three months ended March 31, 2020. If the Company elects to prepay the New Promissory Note prior to the third anniversary of the Closing of the Business Combination, then such prepayment of the outstanding principal and accrued interest will be subject to a make-whole premium equal to 10% of the total amount of outstanding principal and accrued interest through the date of such prepayment. If the Company elects to prepay the New Promissory Note prior to the fourth anniversary but after the third anniversary of the Closing of the Business Combination, then such prepayment of outstanding principal and accrued interest will be subject to a make-whole premium equal to 5% of the total amount of outstanding principal and accrued interest through the date of such prepayment.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

In connection with the Business Combination the investor generated taxable income and a current federal and state income tax liability of approximately $5,870,000 on the exchange of its members’ interests. Under the terms of the Merger Agreement, all investors indemnified the Company for all taxes attributable to periods prior to or on the closing date of the Business Combination. Accordingly, the Company recorded an indemnification asset of such amount, included in Prepaid and other current assets, and a corresponding current liability included in Other liabilities, in the accompanying consolidated balance sheets as of and December 31, 2019. This amount is no longer outstanding as of March 31, 2020.

(10)        Stockholders' Equity

The Closing of the Business Combination occurred on November 8, 2019, refer to Note 3,  Significant Transactions, for additional details regarding the Business Combination.

Warrants

At the Closing of the Business Combination, the Company had 12,666,666 warrants outstanding.  Each warrant is exercisable for one share of common stock at a price of $11.50 per share. The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. During the three months ended March 31, 2020, 3,938,630 warrants were exercised in cashless transactions which resulted in the issuance of 1,092,468 shares of Class A Common Stock. As of March 31, 2020, the Company had 8,728,036 warrants outstanding.

Contingent Consideration

Pursuant to the Merger Agreement, the former owners of AdaptHealth Holdings who received Class B Common Stock in connection with the Business Combination are entitled to receive an equity classified earn-out consideration to be paid in the form of New AdaptHealth Units (and a corresponding number of shares of Class B Common Stock) and the former owners of AdaptHealth Holdings who received Class A Common Stock in connection with the Business Combination are entitled to receive earn-out consideration to be paid in the form of Class A Common Stock, if the 30-day volume-weighted average price of the Company’s Class A Common Stock equals or exceeds certain hurdles set forth in the Merger Agreement. The former owners of AdaptHealth Holdings can potentially receive up to an additional 1,000,000 shares in December 2020, 2021 and 2022, for a total of 3,000,000 shares, as a part of the earn-out consideration. As of March 31, 2020, the hurdles have not been met.

Equity‑based Compensation

Incentive Units

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) and in April 2018 (the 2018 Incentive Units) to certain members of management. With respect to the 2019 Incentive Units, 50% of the awards vest in equal annual installments on each of the first, second, third and fourth anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The remaining 50% had vesting terms based upon a performance condition. In connection with the Business Combination, the vesting conditions for this portion of the 2019 Incentive Units was changed to vest quarterly during the one-year period subsequent to the Closing of the Business Combination. The grant date fair value of the 2019 Incentive Units, as calculated under an Option Pricing Method, was $4,511,120, and is being recognized as expense over the employees’ requisite service period based on the vesting conditions described above.  In conjunction with the March 2019 Recapitalization Transactions, the vesting of certain of the 2018 Incentive Units was accelerated and all holders of the 2018 Incentive Units received an advance for future distribution, which were treated as a modification of the awards for accounting purposes. In conjunction with the Business Combination, the vesting of a majority of the unvested 2018 Incentive Units was accelerated.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

2019 Stock Incentive Plan

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

Stock Options

During the fourth quarter of 2019, the Company granted 3,416,666 options to purchase shares of common stock of the Company to certain executive officers that have an exercise price of $11.50 per share. A portion of the options are eligible to vest on December 31, 2020, 2021 and 2022 based on defined performance conditions, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $7,248,653 and is being recognized as expense on a straight-line basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. The Company has no other options outstanding as of March 31, 2020.

Restricted Stock

On March 3, 2020, the Company granted 300,000 shares of restricted stock to an employee in conjunction with an acquisition. Of the total shares granted, 250,000 are eligible to vest based on certain performance conditions, subject to the employee's continuous employment through the applicable vesting date. The remaining 50,000 shares will vest 25% annually on December 31, 2020 through 2023, subject to the employee's continuous employment through the applicable vesting date. The total grant-date fair value of the award was $4,905,000 and is being recognized as expense on a straight-line basis over the employee’s requisite service period subject to management’s estimation of the probability of vesting of such awards (as it relates to the performance-based awards).

On March 3, 2020, the Company granted 321,123 shares of restricted stock to various employees. Of the total shares granted, 15,417 shares vested on the grant date, and the remaining shares will vest 25% on each anniversary of the Vesting Commencement Dates (as defined in the agreements), subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of the awards was $5,250,361, of which $252,068 was recognized as expense on the grant date and  $4,998,293 is being recognized as expense on a straight-line basis over the employees’ requisite service period.

Activity related to the Company’s non-vested restricted stock grants for the three months ended March 31, 2020 is presented below:

	Number of Shares of	Weighted-Average Grant Date
	Restricted Stock	Fair Value per Share
Non-vested balance at January 1, 2020	901,250	$5.83
Granted	621,123	$16.35
Vested	(15,417)	$16.35
Forfeited	(20,000)	$8.11
Non-vested balance at March 31, 2020	1,486,956	$10.09

During the three months ended March 31, 2020, the Company recorded equity-based compensation expense of $2,222,609, of which $1,671,923 and $550,686 was included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statement of operations. During the three months ended March 31, 2019, the Company recorded equity-based compensation expense of $5,223,108 which is included in general and administrative expenses in the accompanying consolidated statements of operations. The expense during the three

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

months ended March 31, 2019 included $4,894,720 in connection with the acceleration of vesting of certain of the 2018 Incentive Units and the modification of such awards discussed above. At March 31, 2020, there was $20,025,505 of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average term of 2.8 years. At March 31, 2020,  3,037,761 shares of the Company’s Class A Common Stock are available for issuance under the 2019 Plan.

(11)        Net Income (Loss) Per Common Share

The Business Combination was accounted for as a reverse recapitalization by which AdaptHealth Holdings issued stock for the net assets of the Company accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The Company excluded the effect of the warrants, unvested restricted stock,  stock options and Class B Common Stock from the computation of diluted net income (loss) per share for the three months ended March 31, 2020 because the effect of including them would be anti-dilutive as a result of the Company being in a net loss position for such period. There were no such items outstanding for the three months ended March 31, 2019.

(12)        Leases

Capital Leases

The Company has acquired patient medical equipment and supplies, and office equipment through multiple capital leases. The capital lease obligations represent the present value of minimum lease payments under the respective agreement, payable monthly at various interest rates. Interest expense related to capital leases was $16,305 and $35,083 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, future annual minimum payments required under lease obligations are as follows:

Twelve months ended March 31,
2021	$20,442,099
2022	215,164
Total	20,657,263
Less amount representing interest	(70,192)
20,587,071
Current portion	(20,421,195)
Long-term portion	$165,876

At March 31, 2020 and December 31, 2019, equipment under capital leases consisted of patient equipment with a cost basis of approximately $40,600,000 and $39,100,000, respectively, and accumulated depreciation of approximately $12,200,000 and $11,700,000, respectively. Depreciation expense for equipment purchased under capital leases is primarily included in cost of net revenue in the accompanying consolidated statements of operations.

Operating Leases

The Company leases its office facilities and office equipment under noncancelable lease agreements which expire at various dates through March 2033. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain patient medical equipment with such leases set to expire at various dates through November 2021. The Company also leases certain office facilities on a month to month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent. Accordingly, the Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and the amount payable under the lease as deferred rent. The deferred rent recorded in accounts payable and accrued expenses on the accompanying

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

consolidated balance sheets at March 31, 2020 and December 31, 2019 was $1,180,874 and $1,124,702, respectively. The Company recorded rent expense of $3,505,955 and $2,351,566 for the three months ended March 31, 2020 and 2019, respectively, which is primarily included in cost of net revenue in the accompanying consolidated statements of operations.

The minimum annual lease commitments under noncancelable leases with initial or remaining terms in excess of one year as of March 31, 2020 are as follows:

Twelve months ended March 31,
2021	$16,547,233
2022	11,746,784
2023	9,823,064
2024	8,316,930
2025	6,390,029
Thereafter	17,668,659
Total minimum payments required (a)	$70,492,699
(a)	Minimum payments have not been reduced by minimum sublease rentals of $2,712,886 due in the future under noncancelable subleases.

(13)          Income Taxes

The Company is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of AdaptHealth Holdings. AdaptHealth Holdings is treated as a partnership for U.S. income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, AdaptHealth Holdings’ taxable income or loss is passed through to its members, including the Company. Additionally, the Company is subject to U.S. federal, state, and local income taxes on the taxable income or loss of the underlying C-corporations in the AdaptHealth group where taxes are paid at the entity level.

For the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of $1,106,722 and $2,418,441 respectively.

As of March 31, 2020 and December 31, 2019, the Company had no uncertain tax positions that would require recognition or disclosure in the consolidated interim financial statements.

Tax Receivable Agreement

AdaptHealth Corp. is party to a Tax Receivable Agreement (TRA) with certain current and former members of AdaptHealth Holdings. The TRA provides for the payment by AdaptHealth Corp. of 85% of the tax savings, if any, that AdaptHealth Corp. realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis resulting from exchanges of New AdaptHealth Units and shares of Class B Common Stock; (ii) certain tax attributes of the corresponding sellers existing prior to an exchange; (iii) imputed interest deemed to be paid by AdapthHealth Corp. as a result of payments it makes under the TRA; and (iv) certain increases in tax basis resulting from payments AdaptHealth Corp. makes under the TRA.

During the three months ended March 31, 2020, the Company increased its TRA liability through an aggregate $4.0 million reduction in additional-paid-in capital resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the three months ended March 31, 2020, the Company increased its deferred tax asset by approximately $6.5 million through an increase in additional-paid-in-capital resulting from these exchanges and additional increases of AdaptHealth Corp.’s ownership interest in AdaptHealth Holdings.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

At March 31, 2020 and December 31, 2019, the Company had a liability recorded relating to the TRA of approximately $14,800,000 and $10,800,000, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

(14)         Commitments and Contingencies

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

In connection with the Company’s acquisition of PPS HME Holdings LLC (PPS) in May 2018, the Company assumed a Corporate Integrity Agreement (CIA) at one of PPS’ subsidiaries, Braden Partners L.P. d/b/a Pacific Pulmonary Services (BP). The CIA was entered into with the Office of Inspector General of the U.S. Department of Health and Human Services (OIG). The CIA has a five-year term which expires in April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG confirmed that the requirements of the CIA imposed upon BP would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition.

(15)        Related Party Transactions

The Company has an outstanding note payable with a principal balance of $143,500,000 with an investor who also has equity ownership in the Company.

The Company and two of its executive officers each owned an equity interest in a vendor of the Company that provides workflow technology services. Each individual’s equity ownership was less than 1%. The expense related to this vendor was $1,456,501 and $779,110 for the three months ended March 31, 2020 and 2019, respectively. The Company accounted for this investment under the cost method of accounting based on its level of equity ownership. In February 2020, the Company and each executive officer sold their respective equity interest. The Company’s investment had a carrying value of $1,455,000 and the Company received proceeds of $2,045,701 in connection with the transaction, resulting in a gain of $590,701 which is included in cost of net revenue in the accompanying consolidated statements of operations for the three months ended March 31, 2020.

The Company and two of its executive officers and shareholders own an equity interest in a vendor of the Company that provides automated order intake software. Each individual’s equity ownership is less than 1%. The expense related to this vendor was $544,449 and $450,000 for the three months ended March 31, 2020 and 2019, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership.

(16)        Subsequent Events

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, the Company activated certain business interruption protocols, including acquisition and distribution of personal protective equipment to its patient-facing employees, accelerated capital expenditures of certain products and relocation of significant portions of its workforce to “work-from-home” status. The Company also increased its cash liquidity by, among other things, seeking recoupable advance payments of approximately $47 million made available by CMS under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) legislation, which was received in April 2020. In addition, in April 2020, the Company received distributions of the CARES Act provider relief funds of approximately $17 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As permitted under the CARES Act, the Company has also elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022.

In April 2020 the Company repaid $20 million of amounts borrowed under the New Revolver upon receipt of the advanced payments from CMS and provider relief funds discussed above.

Subsequent to March 31, 2020, holders of New AdaptHealth Units and Class B Common Stock exchanged 1,953,549 New AdaptHealth Units together with a corresponding number of shares of Class B Common Stock for 1,953,549 shares of Class A Common Stock.

Subsequent to March 31, 2020,  109,983 warrants were exercised for proceeds of $1,264,804 resulting in the issuance of 109,983 shares of Class A Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with AdaptHealth Corp.’s (“AdaptHealth” or the “Company”) consolidated interim financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations.

AdaptHealth Corp. Overview

AdaptHealth is a leading provider of home healthcare equipment, medical supplies to the home and related services in the United States. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi‑PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) home medical equipment (HME) to patients discharged from acute care and other facilities, (iii) oxygen and related chronic therapy services in the home and (iv) other HME medical devices and supplies on behalf of chronically ill patients with diabetes care, wound care, urological, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of March 31, 2020, AdaptHealth services over approximately 1.6 million patients annually in all 50 states through its network of 220 locations in 38 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

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

•

Home Care is the Lowest Cost Setting.  Not only is in-home care typically just as effective as care delivered in an inpatient setting, but it has also proven to be more cost effective. This is especially important within the context of government pressures to lower the cost of care, pushing clinicians to seek care settings that are less costly than hospitals and inpatient facilities. On a daily basis, home healthcare has been estimated by Cain Brothers & Company, LLC to be approximately seven times less expensive than care provided in skilled nursing facilities, the closest acuity site of care. In-home care offers a significant cost reduction opportunity relative to facility-based care without sacrificing quality.

Certain additional items may impact the comparability of the historical results presented below with AdaptHealth’s future performance, such as the cost of being a public company. To operate as a public company, AdaptHealth is required to continue to implement changes in certain aspects of its business and develop, manage, and train management level and other employees to comply with ongoing public company requirements, including compliance with Section 404 and the evaluation of the effectiveness of internal controls over financial reporting. AdaptHealth also incurs other expenses as a public company, including expenses associated with public reporting obligations, proxy statements and stockholder meetings, stock exchange fees, transfer agent fees, SEC and Financial Industry Regulatory Authority filing fees and offering expenses.

Impact of the COVID-19 Pandemic

AdaptHealth’s priorities during the COVID-19 pandemic are protecting the health and safety of its employees (including patient-facing employees providing respiratory and other services), maximizing the availability of its services and products to support patient health needs, and the operational and financial stability of its business.

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, AdaptHealth activated certain business interruption protocols,  including acquisition and distribution of personal protective equipment (PPE) to its patient-facing employees, accelerated capital expenditures of certain products and relocation of significant portions of its workforce to “work-from-home” status. AdaptHealth also increased its cash liquidity by, among other things, seeking recoupable advance payments of approximately $47 million made available by CMS under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) legislation, which was received in April 2020. In addition, in April 2020, AdaptHealth received distributions of the CARES Act provider relief funds of approximately $17 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes.  As the result of these actions, and the lack of disruption to date of its vendors’ ability to supply product despite the COVID-19 pandemic, AdaptHealth has been able to substantially maintain its operations.

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material impact on AdaptHealth’s consolidated operating results for the three months ended March 31, 2020, AdaptHealth has begun to experience declines in net revenues in certain services associated with elective medical procedures (such as commencement of new CPAP services and medical equipment and orthopedic supply related to facility discharges) and such declines may continue during the duration of the COVID-19 pandemic. In response to these declines,  as well as certain over staffing related to recent acquisitions, AdaptHealth conducted a workforce assessment and implemented a reduction in force in April 2020 resulting in the elimination of approximately 6% of its workforce. In connection with the workforce reductions, AdaptHealth will incur a one-time charge for severance and related expenses estimated to be approximately $1.6 million.

Offsetting these declines in net revenue, AdaptHealth is experiencing an increase in net revenue related to increased demand for certain respiratory products (such as oxygen), increased sales in its resupply businesses (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders) and the one-time sale of certain respiratory equipment (primarily ventilators, bi-level PAP devices and oxygen concentrators) to hospitals and local health agencies. Additionally, suspension of Medicare sequestration through December 31, 2020 (resulting in a 2% increase in Medicare payments to all providers), and recent regulatory guidance from CMS expanding telemedicine and reducing documentation requirements during the emergency period, are expected to result in increased net revenues for certain products and services.

The full extent of the impact of the COVID-19 pandemic on AdaptHealth’s business, operations and financial results will depend on numerous evolving factors that it may not be able to accurately predict.  For additional information on risk factors that could impact AdaptHealth’s results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Key Components of Operating Results

Net Revenue.  Net revenue is recorded for services that AdaptHealth provides to patients for home healthcare equipment,  medical supplies to the home and related services. AdaptHealth’s primary service lines are (i) sleep therapy equipment, supplies and related services (including CPAP and bi‑PAP services) to individuals suffering from OSA, (ii) home medical equipment to patients discharged from acute care and other facilities,  (iii) oxygen and related chronic therapy services in the home and (iv) other HME medical devices and supplies on behalf of chronically ill patients with diabetes care, wound care, urological, ostomy and nutritional supply needs. Revenues are recorded either (x) at a point in time for the sale of supplies and disposables, or (y) over the service period for equipment rental (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment), at amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers.

Cost of Net Revenue.  Cost of net revenue primarily includes the cost of non-capitalized medical equipment and supplies, distribution expenses, labor costs, facilities rental costs, third-party revenue cycle management costs and depreciation for capitalized patient equipment. Distribution expenses represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries, benefits and other costs related to drivers and dispatch personnel; and amounts paid to couriers.

General and Administrative Expenses.  General and administrative expenses consist of corporate support costs including information technology, human resources, finance, contracting, legal, compliance leadership, equity-based compensation, transaction expenses and other administrative costs.

Depreciation, Excluding Patient Equipment Depreciation.  Depreciation expense includes depreciation charges for capital assets other than patient equipment (which is included as part of the cost of net revenue).

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with FASB ASC Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. The most significant of these acquisitions impacting the comparability of AdaptHealth’s operating results in the first quarter of 2020 compared to the first quarter of 2019 were SleepMed Therapies, Inc. (“SleepMed”) acquired in July 2019, Choice Medical Healthcare, Inc. (“Choice”) acquired in October 2019, the Patient Care Solutions business (“PCS”) acquired from McKesson Corporation in January 2020, Healthline Medical Equipment, LLC (“Healthline”) acquired in February 2020, and Advanced Home Care, Inc. (“Advanced”) acquired in March 2020. Refer to Note 3, Significant Transactions, included in our consolidated interim financial statements for the three months ended March 31, 2020 included in this report for additional information regarding AdaptHealth’s acquisitions.

Debt and Recapitalization

In March 2019, AdaptHealth restructured its debt borrowings with its bank group. The debt restructuring consisted of $425 million in credit facilities, which included a $300 million Initial Term Loan (the “Credit Facility Term

Loan”), $50 million Delayed Draw Term Loan (the “Delayed Draw”), and $75 million Revolving Credit Facility (the “New Revolver”), all with maturities in March 2024.

In March 2019, AdaptHealth entered into a Note and Unit Purchase Agreement with an investor. In connection with the agreement, membership interests in AdaptHealth Holdings were purchased for $20 million, and AdaptHealth also signed a promissory note agreement with a principal amount of $100 million (the “Promissory Note”).

The transactions consummated with respect to the debt restructuring and the Note and Unit Purchase Agreement are hereinafter referred to as the “2019 Recapitalization.”

In connection with the closing of the Business Combination, the Company amended its credit facility primarily to (i) increase the amount available under the Delayed Draw from $50 million to $100 million, and (ii) revise the Consolidated Total Leverage Ratio thresholds and lower the applicable margin to determine the variable quarterly interest rate under the credit facility. In addition, in November 2019, the Company repaid $50.0 million under the Credit Facility Term Loan; such repayment satisfied the principal payments required to be paid through September 2023. Further, in connection with the closing of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100.0 million. In addition, the investor converted certain of its members’ equity interests to a $43.5 million promissory note. The new $100.0 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. The outstanding principal balance under the New Promissory Note is due on November 8, 2029 and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, with 6% payable in cash and 6% Payment in Kind (“PIK”), and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum. The Company has the option to pay the PIK interest in cash under the New Promissory Note,  which it did through March 31, 2020, and thus no amounts were added to the principal balance through that date.

In connection with the acquisition of Advanced in March 2020, the Company borrowed $50.0 million under the Delayed Draw. Additionally, in March 2020, the Company borrowed $20.0 million under the New Revolver as a precaution in light of the coronavirus health crisis; such amount was repaid in April 2020.

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

	Three months ended
	March 31, 2020		March 31, 2019
Net Revenue		Revenue		Revenue
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage
	(Unaudited)
Net sales revenue:
Sleep	$68,894	36.0%	$47,127	39.4%
Supplies to the home	33,339	17.4%	2,029	1.7%
HME	11,579	6.0%	10,489	8.8%
Respiratory	2,768	1.4%	1,279	1.1%
Other	12,393	6.5%	8,032	6.7%
Total net sales revenue	$128,973	67.3%	$68,956	57.7%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$22,669	11.8%	$18,057	15.1%
HME	12,177	6.4%	10,243	8.6%
Respiratory	25,007	13.1%	20,429	17.1%
Other	2,613	1.4%	1,813	1.5%
Total net revenue from fixed monthly equipment reimbursements	$62,466	32.7%	$50,542	42.3%

Total net revenue:
Sleep	$91,563	47.8%	$65,184	54.5%
Supplies to the home	33,339	17.4%	2,029	1.7%
HME	23,756	12.4%	20,732	17.4%
Respiratory	27,775	14.5%	21,708	18.2%
Other	15,006	7.9%	9,845	8.2%
Total net revenue	$191,439	100.0%	$119,498	100.0%

Results of Operations

Comparison of Three Months Ended March 31, 2020 and Three Months Ended March 31, 2019.

The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(unaudited)
Net revenue	$191,439	100.0%	$119,498	100.0%	$71,941	60.2%
Costs and expenses:
Cost of net revenue	166,540	87.0%	100,227	83.9%	66,313	66.2%
General and administrative expenses	14,347	7.5%	13,083	10.9%	1,264	9.7%
Depreciation, excluding patient equipment depreciation	1,241	0.6%	841	0.7%	400	47.6%
Total costs and expenses	182,128	95.1%	114,151	95.5%	67,977	59.6%
Operating income	9,311	4.9%	5,347	4.5%	3,964	74.1%
Interest expense, net	7,938	4.1%	6,260	5.2%	1,678	26.8%
Loss on extinguishment of debt	—	—%	2,121	1.8%	(2,121)	NM %
Income (loss) before income taxes	1,373	0.8%	(3,034)	(2.5)%	4,407	(145.3)%
Income tax expense (benefit)	1,107	0.6%	2,418	2.0%	(1,311)	NM
Net income (loss)	266	0.2%	(5,452)	(4.5)%	5,718	(104.9)%
Income attributable to noncontrolling interests	424	0.2%	348	0.3%	76	21.8%
Net loss attributable to AdaptHealth Corp.	$(158)	0.0%	$(5,800)	(4.8)%	$5,642	(97.3)%

Net Revenue.  Net revenue for the three months ended March 31, 2020 was $191.4 million compared to $119.5 million for the three months ended March 31, 2019, an increase of $71.9 million or 60.2%. The increase in net revenue was driven primarily by acquisitions, which increased revenue by $57.9 million (including $33.9 million generated by PCS). The remaining increase in net revenue was primarily attributable to organic growth resulting from stronger CPAP resupply sales and demographic growth in core markets. Net revenue, excluding PCS, was $157.5 million for the three months ended March 31, 2020. As a result of the coronavirus pandemic, during the three months ended March 31, 2020, the Company experienced reduced demand for products that are related to elective medical services, such as CPAP new starts, orthotics, and certain other HME products, and this trend is expected to remain while the coronavirus crisis continues. However, the Company’s CPAP resupply and other supplies business remains healthy, as most patients for that business are in their homes and can be easily contacted to refresh their supplies. Additionally, the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators.

For the three months ended March 31, 2020, sales revenue (recognized at a point in time) comprised 67% of total net revenue, compared to 58% of total net revenue for the three months ended March 31, 2019. The increase in sales revenue was driven primarily by the PCS acquisition, which is a supplies business, as well as the SleepMed and Choice acquisitions which are primarily CPAP resupply businesses. For the three months ended March 31, 2020, revenue from fixed monthly equipment reimbursements comprised 33% of total net revenue, compared to 42% of total net revenue for the three months ended March 31, 2019. For the three months ended March 31, 2020, excluding PCS, sales revenue and revenue from fixed monthly equipment reimbursements comprised 60% and 40% of net revenue, respectively.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(unaudited)
Costs of net revenue:
Cost of products and supplies	$72,003	37.6%	$34,600	29.0%	$37,403	108.1%
Salaries, labor and benefits	54,651	28.5%	35,618	29.8%	19,033	53.4%
Patient equipment depreciation	15,498	8.1%	14,131	11.8%	1,367	9.7%
Rent and occupancy	4,600	2.4%	3,226	2.7%	1,374	42.6%
Other operating expenses	19,336	10.2%	12,494	10.5%	6,842	54.8%
Transaction costs	627	0.3%	—	—%	627	NM %
Equity-based compensation	551	0.3%	—	—%	551	NM %
Severance	365	0.2%	141	0.1%	224	158.9%
Other non-recurring (income) expenses	(1,091)	(0.6)%	17	—%	(1,108)	NM %
Total cost of net revenue	$166,540	87.0%	$100,227	83.9%	$66,313	66.2%

Cost of net revenue for the three months ended March 31, 2020 was $166.5 million compared to $100.2 million for the three months ended March 31, 2019, an increase of $66.3 million or 66.2%, which is primarily related to acquisition growth (including $39.1 million incurred by PCS). Costs of products and supplies increased by $37.4 million (including $25.9 million incurred by PCS) as a result of acquisition growth, increased CPAP resupply sales, and to a lesser extent, expenses associated with the coronavirus pandemic, including increased personal protective equipment purchases for patient-facing employees providing respiratory and other services. Salaries, labor and benefits increased by $19.0 million (including $7.7 million incurred by PCS) which is primarily related to acquisition growth and increased headcount.  The increase in rent and occupancy, other operating expenses, transaction costs and equity-based compensation is related to acquisition growth, primarily from PCS. Cost of net revenue during the three months ended March 31, 2020 included a reduction to expense of $1.1 million, consisting of  a $2.0 million reduction in the fair value of an earnout liability,  a  gain of $0.6 million related to the sale of an investment, offset by a $1.5 million expense related to the PCS Transiton Services Agreement.

Cost of net revenue was 87.0% of net revenue for the three months ended March 31, 2020. Excluding PCS, cost of net revenue was $127.4 million, or 80.9% of net revenue, during the three months ended March 31, 2020, compared to 83.9% for the three months ended March 31, 2019. This decrease is primarily due to lower patient equipment depreciation as a percentage of net revenue as a result of a change in product mix as sales revenue was higher in the three months ended March 31, 2020 compared to the comparable period in 2019. Cost of net revenue as a percentage of net revenue for PCS during the three months ended March 31, 2020 was 115.4%, which is primarily due to anticipated restructuring and operating losses incurred during the period as PCS is fully integrated into the Company’s technology platform.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2020 were $14.4 million compared to $13.1 million for the three months ended March 31, 2019, an increase of $1.3 million or 9.7%. This increase is primarily due to higher labor costs associated with increased headcount, higher professional fees related to acquisition growth and incremental costs associated with operating as a public company, which were offset by a $3.5 million decrease in equity-based compensation expense. The expense recorded during the three months ended March 31, 2019 included $4.9 million in connection with the acceleration of vesting and modification of certain equity-based awards. General and administrative expenses as a percentage of net revenue was 7.5% for the three months ended March 31, 2020, compared to 10.9% for the three months ended March 31, 2019. General and administrative expenses during the three months ended March 31, 2020 included total non-recurring charges of $4.0 million, consisting of $1.7 million in equity-based compensation expense, $2.2 million in transaction costs, and $0.1 million in severance expenses.  General and administrative expenses for the three months ended March 31, 2019 included total non-recurring charges of $7.7 million, consisting of $5.2 million in equity-based compensation expense and $2.5 million in transaction costs. Excluding the impact of these non-recurring charges, general and administrative expenses as a percentage of net revenue was 5.4% and 4.5% for the three months ended March 31, 2020 and 2019, respectively.

Interest Expense. Interest expense for the three months ended March 31, 2020 was $7.9 million compared to $6.3 million for the three months ended March 31, 2019. The increase in interest expense was driven by higher long-term debt obligations to fund acquisitions as well as the 2019 Recapitalization. Additionally, during the three months ended March 31, 2019, AdaptHealth recorded non-cash interest expense representing the change in fair value of its interest rate swap agreements of $2.7 million; such amount would only be paid out if the interest rate swap agreements were terminated. On August 22, 2019, AdaptHealth designated its swaps as effective cash flow hedges. Accordingly, subsequent to August 22, 2019, changes in the fair value of its interest rate swaps are recorded as a component of other comprehensive income (loss) in equity rather than interest expense. As such, there was no non-cash interest expense related to the Company’s interest rate swap agreements during the three months ended March 31, 2020.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended March 31, 2019 was $2.1 million which was a result of the write-off of deferred financing costs related to the 2019 Recapitalization. There were no such amounts during the three months ended March 31, 2020.

Income Tax Expense. Income tax expense for the three months ended March 31, 2020 was $1.1 million compared to income tax expense of $2.4 million for the three months ended March 31, 2019. The decrease in income tax expense was primarily related to decreased pre-tax income associated with the tax paying entities.

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex

Adjusted EBITDA less Patient Equipment Capex was $17.5 million for the three months ended March 31, 2020 compared to $17.0 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, Adjusted EBITDA less Patient Equipment Capex for PCS was a loss of $4.5 million, and excluding PCS, Adjusted EBITDA less Patient Equipment Capex was $22.0 million.

Adjusted EBITDA was $30.5 million for the three months ended March 31, 2020 compared to $28.2 million for the three months ended March 31, 2019.  For the three months ended March 31, 2020, Adjusted EBITDA for PCS was a loss of $4.5 million, and excluding PCS, Adjusted EBITDA was $35.0 million.

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

AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus loss on extinguishment of debt, equity‑based compensation expense, transaction costs, severance, and similar items of expense (income).

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

The following unaudited table presents the reconciliation of net loss attributable to AdaptHealth, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
	(Unaudited)
Net loss attributable to AdaptHealth Corp.	$(158)	$(5,800)
Income attributable to noncontrolling interests	424	348
Interest expense excluding change in fair value of interest rate swaps	7,938	3,558
Interest expense - change in fair value of interest rate swaps	—	2,702
Income tax expense	1,107	2,418
Depreciation, including patient equipment depreciation	16,740	14,972
EBITDA	26,051	18,198
Loss on extinguishment of debt (a)	—	2,121
Equity-based compensation expense (b)	2,223	5,223
Transaction costs (c)	2,858	2,516
Severance (d)	419	141
Other non-recurring (income) expense (e)	(1,091)	17
Adjusted EBITDA	30,460	28,216
Less: Patient equipment capex (f)	(12,967)	(11,243)
Adjusted EBITDA less Patient Equipment Capex	$17,493	$16,973

(a)	Represents write offs of deferred financing costs related to refinancing of debt.
(b)	Represents amortization of equity-based compensation to employees, including expense resulting from accelerated vesting and modification of certain awards incurred in 2019.
(c)	Represents transaction costs related to acquisitions and the 2019 Recapitalization.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)

The 2020 period includes a $2.0 million reduction in the fair value of an earnout liability, a $0.6 million gain in connection with the sale of a cost method investment, offset by a $1.5 million expense associated with the PCS Transition Services Agreement.

(f)	Represents the value of the patient equipment obtained during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

Liquidity and Capital Resources

AdaptHealth’s principal sources of liquidity are its operating cash flows, borrowings under its credit agreements and proceeds from equity issuances. AdaptHealth has used these funds to meet its capital requirements, which consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, acquisitions and debt service. Our future capital expenditure requirements will depend on many factors, including its patient volume and revenue growth rates. AdaptHealth’s capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up. AdaptHealth may be required to seek additional equity or debt financing in connection with its business growth. In addition, the recent COVID-19 pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive. In the event that additional financing is required from outside sources, AdaptHealth may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, AdaptHealth’s business, results of operations, and financial condition would be materially and adversely affected. AdaptHealth believes that its expected operating cash flows, together with its existing cash, cash equivalents, and amounts available under its credit facility, will continue to be sufficient to fund its operations and growth strategies for at least the next 12 months.

As of March 31, 2020, AdaptHealth had $48.2 million of cash and cash equivalents and $90.5 million available under its credit facility (including $50.0 million available under the Delayed Draw and $40.5 million available under its Revolving Credit Facility after consideration of stand-by letters of credit outstanding of $2.5 million). To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of approximately $47 million which were made available by CMS under the CARES Act. In addition, in April 2020, AdaptHealth received distributions of the CARES Act provider relief funds of approximately $17 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. In March 2020, AdaptHealth borrowed $20.0 million under its revolving credit facility as a precaution in light of the coronavirus health crisis and such amount was repaid in April 2020 upon receipt of the advanced payments from CMS and provider relief funds discussed above. Also, as permitted under the CARES Act, AdaptHealth has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022.

In March 2019, AdaptHealth restructured its debt borrowings with its bank group. The credit agreement consisted of $425 million in credit facilities, which included a $300 million Credit Facility Term Loan, a $50 million Delayed Draw Term Loan and a $75 million New Revolver, all with maturities in March 2024. Amounts borrowed under the Credit Facility Term Loan and Delayed Draw Term Loan bear interest quarterly at variable rates based upon the sum of (a) the LIBOR Rate for such interest period, plus (b) an applicable margin based upon the Company’s Consolidated Total Leverage Ratio. The Delayed Draw Term Loan carries 0.5% of unused fee per annum, and the New Revolver carries 0.5% of unused line fee per annum. In November 2019, the Company amended its credit facility primarily to (i) increase the amount available under the Delayed Draw Term Loan from $50 million to $100 million, and (ii) revise the Consolidated Total Leverage Ratio thresholds and lower the applicable margin to determine the variable quarterly interest rate under the credit facility.

The Credit Facility Term Loan requires quarterly principal repayments beginning June 30, 2019 through December 31, 2023, and the unpaid principal balance is due at maturity in March 2024. In November 2019, the Company repaid $50.0 million under the Credit Facility Term Loan; such repayment satisfied the required principal repayments through September 2023. At March 31, 2020, AdaptHealth had $246.3 million outstanding under the Credit Facility Term Loan (4.35% interest rate at March 31, 2020).

The Delayed Draw Term Loan allows up to $100 million to be drawn in order to fund permitted acquisitions and to pay fees and transaction costs associated with such acquisitions, and has an availability period from the first business day immediately following the closing date (March 2019) to the earliest of (a) the Credit Facility Term Loan maturity date, (b) twenty-four months following the closing date, or (c) the date of the termination of the commitment. During the three months ended March 31, 2020, AdaptHealth borrowed $50.0 million under the Delayed Draw Term Loan. The borrowing under the Delayed Draw Term Loan requires quarterly principal repayments of $0.3 million beginning March 31, 2020 through December 31, 2020, quarterly principal repayments of $0.6 million beginning March 31, 2021 through December 31, 2023, and the unpaid principal balance is due at maturity in March 2024. At March 31, 2020, AdaptHealth had $49.7 million outstanding under the Delayed Draw Term Loan (4.11% interest rate at March 31, 2020).

The New Revolver allows up to $75.0 million to be drawn in order to (1) finance working capital, make capital expenditures and for other general corporate purposes in an amount not to exceed $25.0 million, and (2) finance permitted acquisitions and to pay fees and transaction costs associated with such acquisitions in an amount not to exceed $50.0 million. As of March 31, 2020, AdaptHealth had $32.0 million outstanding under the New Revolver. As discussed above, in April 2020, AdaptHealth repaid $20.0 million under the New Revolver.  Amounts outstanding under the New Revolver are due at maturity in March 2024. The interest rate under the New Revolver was 4.35% at March 31, 2020.

Under the credit agreement, AdaptHealth is subject to various agreements that contain a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Fixed Charges Coverage Ratio, as defined in the agreement. Additionally, under the terms of the credit agreement, AdaptHealth may be required to repay principal based on excess cash flow, as defined. AdaptHealth was in compliance with all debt covenants as of March 31, 2020.

In March 2019, AdaptHealth signed a Note and Unit Purchase Agreement with an investor.  Pursuant to the agreement, AdaptHealth signed a promissory note agreement with a principal amount of $100.0 million (the “Promissory Note”). In November 2019, in connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100.0 million, and the investor converted certain of its members’ equity interests to a $43.5 million promissory note. The new $100.0 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. The outstanding principal balance under the New Promissory Note is due on the tenth anniversary of the closing date of the Business Combination and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, with 6% payable in cash and 6% Payment in Kind, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum. AdaptHealth has the option to pay the PIK interest in cash under the New Promissory Note,  which it did through March 31, 2020, and thus no amounts were added to the principal balance through that date. If AdaptHealth elects to prepay the New Promissory Note prior to the third anniversary of the Closing of the Business Combination, then such prepayment of the outstanding principal and accrued interest will be subject to a make-whole premium equal to 10% of the total amount of outstanding principal and accrued interest through the date of such prepayment. If AdaptHealth elects to prepay the New Promissory Note prior to the fourth anniversary but after the third anniversary of the Closing of the Business Combination, then such prepayment of outstanding principal and accrued interest will be subject to a make-whole premium equal to 5% of the total amount of outstanding principal and accrued interest through the date of such prepayment.

At March 31, 2020 and December 31, 2019, AdaptHealth had working capital of $3.4 million and $30.5 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the equipment and the services that AdaptHealth provides.

Cash Flow.  The following table presents selected data from AdaptHealth’s consolidated statement of cash flows:

	Three Months Ended March 31,
(in thousands)	2020	2019
	(unaudited)
Net cash provided by operating activities	$24,380	$16,232
Net cash used in investing activities	(111,329)	(26,179)
Net cash provided by (used in) financing activities	58,235	(369)
Net decrease in cash and cash equivalents	(28,714)	(10,316)
Cash at beginning of period	76,878	25,186
Cash at end of period	$48,164	$14,870

Net cash provided by operating activities for the three months ended March 31, 2020 was $24.4 million compared to $16.2 million for the three months ended March 31, 2019, an increase of $8.2 million. The increase was the result of a $5.7 million improvement in net income (loss), a net decrease of $9.1 million in non-cash charges primarily from depreciation, non-cash interest expense relating to the Company’s interest rate swaps, equity-based compensation expense and write-off of deferred financing costs, a change in deferred taxes of $1.0 million, and a net $12.6 million increase in cash used resulting from the change in operating assets and liabilities, primarily resulting from the change in accounts receivable and accounts payable and accrued expenses for the period.

Net cash used in investing activities for the three months ended March 31, 2020 was $111.3 million compared to $26.2 million for the three months ended March 31, 2019. The use of funds in the three months ended March 31, 2020 consisted of $105.8 million for acquisitions, primarily from the PCS, Healthline and Advanced acquisitions, $7.5 million for equipment and other fixed asset purchases, offset by $2.0 million of cash proceeds from the sale of an investment. The use of funds in the three months ended March 31, 2019 consisted of $20.9 million for acquisitions, primarily from the Gould’s acquisition, and $5.3 million for equipment and other fixed asset purchases.

Net cash provided by financing activities for the three months ended March 31, 2020 was $58.2 million compared to net cash used in financing activities of $0.4 million for the three months ended March 31, 2019. Net cash provided by financing activities for the three months ended March 31, 2020 consisted of $70.0 million of borrowings from long-term debt and lines of credit, offset by total repayments of $11.8 million on long-term debt and capital lease obligations. For the three months ended March 31, 2019, net cash used in financing activities was primarily related to the 2019 Recapitalization, and consisted of $317.0 million of borrowings from long-term debt and lines of credit, $20.0 million of proceeds from the sale of members’ interests, and proceeds of $100.0 million from the issuance of a note payable, offset by total repayments of $161.9 million on long-term debt, lines of credit and capital lease obligations, payments of $9.0 million for debt financing costs, payments of $0.8 million for equity issuance costs, payment of $3.7 million for the redemption of members’ interests, payment of $12.0 million for contingent consideration in connection with an acquisition,  and distributions to members of $250.0 million.

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

Critical accounting policies and significant estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and significant estimates in relation to its consolidated financial statements include those related to revenue recognition, accounts receivable, business combinations, and goodwill valuation. There have been no material changes in the Company’s critical accounting policies as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Recently issued accounting pronouncements that may be relevant to the Company’s operations but have not yet been adopted are outlined in Note 1  (f), Recently Issued Accounting Pronouncements, to its consolidated interim financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

As of March 31, 2020,  the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item  3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting relating to the timeliness of our review controls over non-routine transactions that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Annual Report”). Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Material Weakness Remediation

Management continues to be actively engaged to take steps to remediate the material weakness noted above, including (1) implementing processes to improve overall efficiency and accuracy of accounting and (2) hiring dedicated and experienced technical resources (including engaging a third-party consultant to assist management) to strengthen its corporate oversight over financial reporting and controls associated with complex accounting matters. While we have made significant progress, the material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

In addition, on July 25, 2017, AdaptHealth Holdings was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation appears to be focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. AdaptHealth Holdings has cooperated and fully complied with the subpoena. On October 3, 2019, AdaptHealth received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. AdaptHealth has responded to the EDPA and supplemented its production as requested. At this time, AdaptHealth Holdings cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 6, 2020. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The following risk factors are provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The recent coronavirus (COVID-19) pandemic and the global attempt to contain it may harm our business, results of operations and ability to execute on our business plan.

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and otherwise responding to employee, customer and supplier concerns, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which impacts their productivity. While many of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Our suppliers and vendors have similarly had their operations altered. To the extent the resulting economic disruption is severe, we could see some vendors go out of business, resulting in supply constraints and increased costs or delays in meeting the needs of our patients.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous other evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
•	the availability and cost to access the capital markets;
•	our ability to pursue, diligence, finance and integrate acquisitions,
•	our ability to comply with financial and operating covenants in our debt and operating lease agreements;
•	potential for goodwill impairment charges;
•	our ability to comply with the requirements necessary to retain the CARES Act provider relief funds we received;
•	the effect on our patients, physician and facility referral sources and demand for and ability to pay for medical services;
•	disruptions or restrictions on our employees’ ability to travel and to work, including as a result of their health and wellbeing;
•	availability of third-party providers to whom we outsource portions of our internal business functions, including billing and administrative functions relating to revenue cycle management; and
•	increased cybersecurity risks as a result of remote working condition.

During the COVID-19 crisis, we may not be able to provide the same level of service and products that our patients, physicians and facility referral sources are used to, which could negatively impact their perception of our products or services. Furthermore, given increased government expenditures associated with their COVID-19 response, we could see increased government obligations which could negatively impact our results of operations.

We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in Part I, Item 1A, Risk Factors, in our 2019 Annual Report, including as a result of, but not limited to, the factors described above. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our 2019 Annual Report are uncertain. See Item 1A, Risk Factors, in our 2019 Annual Report.

AdaptHealth’s reliance on relatively few suppliers for the majority of its patient service equipment and supplies could adversely affect AdaptHealth’s ability to operate.

AdaptHealth currently relies on a relatively small number of suppliers to provide it with the majority of its patient service equipment and supplies. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing suppliers, may force AdaptHealth to use alternative suppliers. Additionally, any new excise taxes imposed on manufacturers of certain medical equipment could be passed on to customers, such as AdaptHealth. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to AdaptHealth, resulting in a need to change suppliers. Any change in suppliers AdaptHealth uses could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect AdaptHealth’s results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If AdaptHealth cannot obtain the patient service equipment and supplies it currently uses, or alternatives at similar or favorable prices, AdaptHealth’s ability to provide such products may be severely impacted, which could have an adverse effect on its business, financial condition, results of operations, cash flow, capital resources and liquidity. In December 2019, the novel strain of coronavirus began to impact the population of China, and subsequently the COVID-19 pandemic related to this virus has impacted manufacturing in all of the regions where AdaptHealth’s suppliers manufacture their products. While the global closures and limitations on movement related to COVID-19 are expected to be temporary, and while such closures, limitations and related impacts have not materially disrupted AdaptHealth’s supply chain, such supply chain disruption remains possible and the financial impact of any such disruption cannot be estimated at this time. Should such closures and limitations on movement continue for an extended period of time, the impact on our supply chain could materially and adversely affect our business and results of operations.

AdaptHealth’s revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

AdaptHealth derived approximately 32% of its revenue for the year ended December 31, 2019 and 27% of its revenue for the three months ended March 31, 2020 from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. For example, the Medicaid Integrity Contractor program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending. Recent budget proposals and legislation at both the federal and state levels have called for cuts in reimbursement for healthcare providers participating in the Medicare and Medicaid programs. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post payment audits.

As a result of the National Emergency Declaration and pursuant to the provisions of the CARES Act, among other things, CMS has issued regulatory guidance indicating enforcement discretion and flexibility regarding the provisions of items and services by DMEPOS suppliers like AdaptHealth.  These provisions have been announced through Frequently Asked Questions, Public Releases, blanket waivers under Section 1135 of the Social Security Act and publication of an Interim Final Rule with Request for Comment on March 13, 2020.  These provisions include modifications of various requirements required under CMS regulations and Medicare program rules.  However, many of the provisions regarding documentation, coverage and flexibilities remain subject to further guidance and interpretation by CMS and Medicare Administrative Contractors.  Due to the speed under which this guidance was issued, CMS or Medicare Administrative Contractors have not fully addressed the impact of this guidance on post payment review of claims or audits.  Further, there can be no assurance that CMS or Medicare Administrative Contractors will not further modify or clarify this guidance in a way that affects AdaptHealth’s operations or cash flows. Because the guidance issued changes frequently, AdaptHealth may be required to modify its compliance process and operations to remain in compliance with such guidance.

The CARES Act also provides for a temporary suspension of reduced rates for items and services provided by AdaptHealth. Under existing regulations, CMS applies a blended payment rate for DME furnished in rural or noncontiguous competitive bidding areas. Through December 31, 2020, that blended rate would be equal to 50% of the adjusted fee schedule amount (adjusted based on competitively bid prices) and 50% of the unadjusted DMEPOS fee schedule amount. DME furnished in non-rural or contiguous areas would not have been eligible for this blended rate, and instead many suppliers would have experienced a reduced payment rate that reflected competitively bid prices. The CARES Act extends the 50% blended rate for rural / non-contiguous areas through December 31, 2020 or until the end of the emergency period (if longer). The CARES Act also introduces a new blended rate for non-rural / contiguous areas equal to 75% of the adjusted fee schedule amount and 25% of the non-adjusted fee schedule amount.  While these rate changes may provide temporary financial benefit to AdaptHealth, these effects are temporary for the duration of the rate adjustment.

The CARES Act temporarily suspends the 2% payment adjustment currently applied to all Medicare fee-for-service claims due to sequestration. The suspension is effective for claims with dates of service from May 1 through December 31, 2020.  However, CMS and Medicare Administrative Contractors may issue guidance that affects the implementation of this provision in the CARES Act, which may adversely affect AdaptHealth. For example, Medicare Administrative Contractors have interpreted this provision not to apply to capped rental items when the start date for rental equipment is before May 1. Additionally, the impact of the temporary suspension of sequestration for Medicare Advantage may depend on specific AdaptHealth individual contracts with Medicare Advantage Organizations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

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
3.3

Certificate of Correction to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2020).

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

10.8*

Amendment No. 2 to Third Amended and Restated Credit and Guaranty Agreement, dated as of November 8, 2019, by and among AdaptHealth LLC, the guarantors named therein, CIT Finance LLC as administrative agent, and the lenders party thereto (filed to append Annex A thereto, which was inadvertently excluded from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2019).

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
10.18+

Securities Purchase Agreement, dated as of November 21, 2019, by and among AdaptHealth LLC, McKesson Medical-Surgical, Inc., NRE Holding Corporation and McKesson Patient Care Solutions, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2020).

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

AdaptHealth Corp.

May 8, 2020	By:	/s/ Luke McGee
Luke McGee
Chief Executive Officer and Director
(Principal Executive Officer)

May 8, 2020	By:	/s/ Gregg Holst
Gregg Holst
Chief Financial Officer
(Principal Financial and Accounting Officer)