Form 10-Q
period 2020-06-30
AdaptHealth Corp.
filed 2020-08-07
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38399

AdaptHealth Corp.

(Exact name of registrant as specified in its charter)

Delaware	82-3677704
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

220 West Germantown Pike Suite 250, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (610) 630-6357

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 4, 2020, there were 56,334,882 shares of the Registrant’s Class A Common Stock issued and outstanding and 27,978,020 shares of the Registrant’s Class B Common Stock issued and outstanding.

CERTAIN DEFINED TERMS

Throughout this Quarterly Report on Form 10-Q, unless otherwise specified or the context so requires:

“2019 Lock-Up Agreements” means the Lock-Up Agreements, dated as of July 8, 2019, among DFB Healthcare Acquisitions Corp., AdaptHealth Holdings and certain members of AdaptHealth Holdings;

“A Blocker” means Access Point Medical, Inc., a Delaware corporation;

“A Blocker Seller” means Clifton Bay Offshore Investments L.P., a British Virgin Islands limited partnership;

“A&R AdaptHealth Holdings LLC Agreement” means the Fifth Amended and Restated Limited Liability Company Agreement of AdaptHealth Holdings, dated as of November 8, 2019;

“AdaptHealth Holdings” means AdaptHealth Holdings LLC, a Delaware limited liability company;

“AdaptHealth Units” means units of AdaptHealth Holdings;

“Blocker Companies” means A Blocker and BM Blocker;

“Blocker Sellers” means A Blocker Seller and the BlueMountain Entities;

“BlueMountain Entities” means BM AH Holdings, LLC, BlueMountain Summit Opportunities Fund II (US) L.P., BMSP L.P., BlueMountain Foinaven Master Fund L.P. and BlueMountain Fursan Fund L.P., collectively;

“BM Blocker” means BM AH Holdings, LLC, a Delaware limited liability company;

“BM Notes” means, collectively, the Promissory Notes, dated as of November 8, 2019 (the “Promissory Notes”), and Amended and Restated Promissory Notes, dated as of March 20, 2019 (the “A&R Promissory Notes”), issued by AdaptHealth Holdings in favor of affiliates of BlueMountain Capital Management, LLC, which amended and restated the Promissory Notes, dated as March 20, 2019 (the “Original Promissory Notes”), issued by AdaptHealth Holdings in favor of affiliates of BlueMountain Capital Management, LLC;

“Business Combination” means our business combination with AdaptHealth Holdings, which we completed on November 8, 2019;

“Class A Common Stock” means our Class A Common Stock, par value $0.0001 per share, created on the Closing;

“Class B Common Stock” means our Class B Common Stock, par value $0.0001 per share, created on the Closing;

“Closing” means the closing of the Business Combination;

“Common Stock” means our Class A Common Stock and our Class B Common Stock, collectively;

“Consideration Unit” means one AdaptHealth Unit together with one share of Class B Common Stock;

“Deerfield Private Design Fund IV” means Deerfield Private Design Fund IV, L.P., a Delaware limited partnership;

“Deerfield Subscription Agreement” means the Amended and Restated Subscription Agreement, dated as of October 15, 2019, among DFB, Deerfield Private Design Fund IV and RAB Ventures (DFB) LLC;

“Exchange Agreement” means the Exchange Agreement, dated as of November 8, 2019, by and among AdaptHealth, AdaptHealth Holdings, and holders of AdaptHealth Units;

“OEP Purchaser” means OEP AHCO Investment Holdings, LLC, a Delaware limited liability company;

“Put/Call Agreement” means the Put/Call Option and Consent Agreement, dated as of May 25, 2020, by and among the Company, AdaptHealth Holdings, BlueMountain Foinaven Master Fund L.P., BMSB L.P., BlueMountain Fursan Fund L.P. and BlueMountain Summit Opportunities Fund II (US) L.P.;

“Registration Rights Agreement” means the Registration Rights Agreement, dated as of November 8, 2019, by and among AdaptHealth, AdaptHealth Holdings, and certain investors party thereto, as amended on June 24, 2020;

“Series A Preferred Stock” means the new series of preferred stock of the Company designated as “Series A Convertible Preferred Stock,” par value $0.0001 per share;

“Series B-1 Preferred Stock” means the new series of preferred stock of the Company designated as “Series B-1 Convertible Preferred Stock,” par value $0.0001 per share;

“Series B-2 Preferred Stock” means the new series of preferred stock of the Company designated as “Series B-2 Convertible Preferred Stock,” par value $0.0001 per share;

“Solara” means Solara Holdings, LLC, a Delaware limited liability company;

“Sponsor” means Deerfield/RAB Ventures LLC;

“Tax Receivable Agreement” means the Tax Receivable Agreement, dated as of November 8, 2019, by and among AdaptHealth, AdaptHealth Holdings, and holders of AdaptHealth Units; and

“Warrants” means, collectively, the warrants that were issued in our initial public offering (our “IPO”) pursuant to the registration statement declared effective on February 15, 2018 (the “public warrants”) and the warrants initially issued to our Sponsor in a private placement that occurred simultaneously with our IPO (the “private placement warrants”), which private placement warrants have been distributed from the Sponsor to its members.

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

These forward-looking statements are based on information available to us as of the date they were made, and involve a number of risks and uncertainties which may cause them to turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward- looking statements. Some factors that could cause actual results to differ include:

●	the ability to maintain the listing of our Class A Common Stock on Nasdaq;
●	competition and the ability of our business to grow and manage growth profitably;
●	changes in applicable laws or regulations;
●	fluctuations in the U.S. and/or global stock markets;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
●	the impact of the coronavirus (COVID-19) pandemic and our response to it; and
●	other risks and uncertainties set forth in this Form 10-Q, as well as all documents incorporated by reference herein.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$110,587	$76,878
Accounts receivable	119,243	78,619
Inventory	24,444	13,239
Prepaid and other current assets	9,367	12,679
Total current assets	263,641	181,415
Equipment and other fixed assets, net	83,216	63,559
Goodwill	342,851	266,791
Other assets	7,297	6,851
Deferred tax assets	42,304	27,505
Total Assets	$739,309	$546,121
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$142,501	$102,728
Current portion of capital lease obligations	22,198	19,750
Current portion of long-term debt	2,584	1,721
Contract liabilities	13,463	9,556
Other liabilities	76,361	17,139
Total current liabilities	257,107	150,894
Long-term debt, less current portion	443,248	395,112
Other long-term liabilities	45,748	29,364
Total Liabilities	746,103	575,370
Commitments and contingencies (note 14)
Stockholders’ Deficit
Class A Common Stock, par value of $0.0001 per share, 210,000,000 shares authorized; 30,664,560 and 40,816,292 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3	4
Class B Common Stock, par value of $0.0001 per share, 35,000,000 shares authorized; 28,508,750 and 31,563,799 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3	3
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 158,105 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	—
Additional paid-in capital	37,614	11,252
Accumulated deficit	(23,335)	(27,210)
Accumulated other comprehensive (loss) income	(5,795)	1,431
Total stockholders' equity (deficit) attributable to AdaptHealth Corp.	8,491	(14,520)
Noncontrolling interests in subsidiaries	(15,285)	(14,729)
Total Stockholders' Deficit	(6,794)	(29,249)
Total Liabilities and Stockholders' Deficit	$739,309	$546,121

See accompanying notes to consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$232,116	$124,154	$423,555	$243,652
Costs and expenses:
Cost of net revenue	197,517	102,150	364,057	202,377
General and administrative expenses	17,092	6,335	31,439	19,418
Depreciation, excluding patient equipment depreciation	1,037	758	2,278	1,599
Total costs and expenses	215,646	109,243	397,774	223,394
Operating income	16,470	14,911	25,781	20,258
Interest expense, net	7,482	14,635	15,420	20,895
Loss on extinguishment of debt	—	—	—	2,121
Income (loss) before income taxes	8,988	276	10,361	(2,758)
Income tax expense	1,819	1,998	2,926	4,417
Net income (loss)	7,169	(1,722)	7,435	(7,175)
Income attributable to noncontrolling interests	3,136	361	3,560	709
Net income (loss) attributable to AdaptHealth Corp.	$4,033	$(2,083)	$3,875	$(7,884)

Net income (loss) per common share attributable to AdaptHealth Corp.:
Basic	$0.09	$(0.10)	$0.09	$(0.44)
Diluted	$0.08	$(0.10)	$0.08	$(0.44)
Weighted average shares outstanding for net income (loss) attributable to AdaptHealth Corp.:
Basic	44,508	21,721	43,242	17,814
Diluted	47,834	21,721	46,100	17,814

See accompanying notes to consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$7,169	$(1,722)	$7,435	$(7,175)
Other comprehensive loss:
Interest rate swap agreements, inclusive of reclassification adjustment	(1,066)	—	(12,483)	—
Comprehensive income (loss)	6,103	(1,722)	(5,048)	(7,175)

Income attributable to noncontrolling interests	3,136	361	3,560	709
Comprehensive income (loss) attributable to AdaptHealth Corp.	$2,967	$(2,083)	$(8,608)	$(7,884)

See accompanying notes to consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

(UNAUDITED)

									Controlling		Accumulated
							Additional		interest		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2019	40,816	$4	31,564	$3	—	$—	$11,252	$—	$—	$(27,210)	$1,431	$(14,729)	$(29,249)
Issuance of Class A Common Stock for an acquisition	387	—	—	—	—	—	6,248	—	—	—	—	—	6,248
Exchange of Class B Common Stock for Class A Common Stock	1,000	—	(1,000)	—	—	—	(361)	—	—	—	—	361	—
Exercise of warrants	1,092	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	59	—	—	—	—	—	2,223	—	—	—	—	—	2,223
Net income (loss)	—	—	—	—	—	—	—	—	—	(158)	—	424	266
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	2,482	—	—	—	—	—	2,482
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(6,570)	(4,847)	(11,417)
Balance, March 31, 2020	43,354	$4	30,564	$3	—	$—	$21,844	$—	$—	$(27,368)	$(5,139)	$(18,791)	$(29,447)
Exchange of Class B Common Stock for Class A Common Stock	2,055	—	(2,055)	—	—	—	(1,580)	—	—	—	—	1,580	—
Exercise of warrants	1,034	1	—	—	—	—	11,882	—	—	—	—	—	11,883
Equity-based compensation	32	—	—	—	—	—	3,244	—	—	—	—	—	3,244
Exchange of Class A Common Stock for Series B-1 Preferred Stock	(15,810)	(2)	—	—	158	1	1	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(800)	(800)
Net income	—	—	—	—	—	—	—	—	—	4,033	—	3,136	7,169
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	2,223	—	—	—	—	—	2,223
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(656)	(410)	(1,066)
Balance, June 30, 2020	30,665	$3	28,509	$3	158	$1	$37,614	$—	$—	$(23,335)	$(5,795)	$(15,285)	$(6,794)

									Controlling		Accumulated
							Additional		interest		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2018	—	$—	—	$—	—	$—	$—	$113,274	$(13,371)	$—	$—	$2,865	$102,768
Issuance of members' interest, net of offering costs of $837	—	—	—	—	—	—	—	19,163	—	—	—	—	19,163
Redemption of members' interest	—	—	—	—	—	—	—	(2,112)	(1,601)	—	—	—	(3,713)
Equity-based compensation	—	—	—	—	—	—	—	5,223	—	—	—	—	5,223
Distributions to members	—	—	—	—	—	—	—	—	(250,000)	—	—	—	(250,000)
Net income (loss)	—	—	—	—	—	—	—	—	(5,801)	—	—	348	(5,453)
Balance, March 31, 2019	—	$—	—	$—	—	$—	$—	$135,548	$(270,773)	$—	$—	$3,213	$(132,012)
Equity-based compensation	—	—	—	—	—	—	—	183	—	—	—	—	183
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,338)	(1,338)
Net income (loss)	—	—	—	—	—	—	—	—	(2,083)	—	—	361	(1,722)
Balance, June 30, 2019	—	$—	—	$—	—	$—	$—	$135,731	$(272,856)	$—	$—	$2,236	$(134,889)

See accompanying notes to consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$7,435	$(7,175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, including patient equipment depreciation	35,114	28,206
Equity-based compensation	5,467	5,406
Deferred income tax	1,128	2,874
Change in fair value of interest rate swaps, net of reclassification adjustment	(1,415)	9,437
Change in fair value of contingent consideration	(2,900)	—
Payment of contingent consideration	(1,000)	—
Amortization of deferred financing costs	783	588
Write-off of deferred financing costs	—	2,121
Gain on sale of investment	(591)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20,506)	(12,986)
Inventory	(6,792)	(2,245)
Prepaid and other assets	3,603	(2,558)
Accounts payable and accrued expenses and other current liabilities	90,682	2,368
Net cash provided by operating activities	111,008	26,036
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(107,463)	(27,969)
Payments for investments in cost method companies	(1,000)	—
Purchases of equipment and other fixed assets	(10,915)	(10,741)
Proceeds from sale of investment	2,046	—
Net cash used in investing activities	(117,332)	(38,710)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	70,000	319,500
Repayments on long-term debt and lines of credit	(21,641)	(153,826)
Payments on capital leases	(19,409)	(19,111)
Proceeds from exercise of warrants	11,883	—
Distributions to noncontrolling interests	(800)	(1,338)
Proceeds from issuance of promissory note payable	—	100,000
Proceeds from issuance of members' interests	—	20,000
Payments for equity issuance costs	—	(837)
Payments of deferred financing costs	—	(9,028)
Distributions to members	—	(250,000)
Payment of contingent consideration	—	(12,000)
Payments for redemption of members' interests	—	(3,713)
Net cash provided by (used in) financing activities	40,033	(10,353)
Net increase (decrease) in cash and cash equivalents	33,709	(23,027)
Cash and cash equivalents at beginning of period	76,878	25,186
Cash and cash equivalents at end of period	$110,587	$2,159
Supplemental disclosures:
Cash paid for interest	$15,488	$7,351
Cash paid for income taxes	2,155	438
Noncash investing and financing activities:
Equipment acquired under capital lease obligations	$20,632	$18,038
Unpaid equipment and other fixed asset purchases at end of period	6,990	8,427
Equity consideration issued in connection with an acquisition	6,248	—
Contingent purchase price in connection with an acquisition	—	1,500
Seller note issued in connection with an acquisition	—	2,000

See accompanying notes to consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(1)          General Information

AdaptHealth Corp. and subsidiaries (AdaptHealth or the Company), f/k/a DFB Healthcare Acquisitions Corp. (DFB) is a leading provider of home healthcare equipment, medical supplies to the home and related services in the United States. AdaptHealth focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi-PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) home medical equipment (HME) to patients discharged from acute care and other facilities, (iii) oxygen and related chronic therapy services in the home, and (iv) other HME medical devices and supplies on behalf of chronically ill patients with diabetes care, wound care, urological, ostomy and nutritional supply needs. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (ASC Topic 350): Simplifying the Test for Goodwill Impairment, which will eliminate the requirement to calculate the implied fair value of goodwill, commonly referred to as “Step 2” in the current goodwill impairment test. An entity will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this standard on January 1, 2020, which did not have any impact on the Company’s consolidated financial statements.

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

The composition of net revenue by payor type for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Insurance	$148,165	$68,909	$262,616	$136,626
Government	60,513	40,578	111,758	78,679
Patient pay	23,438	14,667	49,181	28,347
Net revenue	$232,116	$124,154	$423,555	$243,652

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

The composition of net revenue by core service lines for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales revenue:
Sleep	$84,421	$50,433	$153,315	$97,560
Supplies to the home	34,240	1,915	67,579	3,944
HME	12,727	10,236	24,306	20,725
Respiratory	18,114	1,445	20,882	2,724
Other	11,463	8,967	23,856	16,999
Total net sales revenue	$160,965	$72,996	$289,938	$141,952

Net revenue from fixed monthly equipment reimbursements:
Sleep	$22,644	$18,944	$45,313	$37,001
HME	13,262	10,202	25,439	20,445
Respiratory	30,856	20,009	55,863	40,438
Other	4,389	2,003	7,002	3,816
Total net revenue from fixed monthly equipment reimbursements	$71,151	$51,158	$133,617	$101,700

Total net revenue:
Sleep	$107,065	$69,377	$198,628	$134,561
Supplies to the home	34,240	1,915	67,579	3,944
HME	25,989	20,438	49,745	41,170
Respiratory	48,970	21,454	76,745	43,162
Other	15,852	10,970	30,858	20,815
Total net revenue	$232,116	$124,154	$423,555	$243,652

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, the Company increased its cash liquidity by, among other things, seeking recoupable advance payments of approximately $45.8 million made available by the Centers for Medicare & Medicaid Services(CMS) under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) legislation, which was received in April 2020. The recoupment of such amount by CMS is expected to begin in the third quarter of 2020 and will be applied to services provided and revenue recognized during the period in which the recoupment occurs. In addition, in April 2020, the Company received distributions of the CARES Act provider relief funds of approximately $17.2 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. The Company is currently in the process of determining how much of the CARES Act provider relief funds it will be entitled to based on the terms and conditions of the program. The total of the recoupable advance payments and the CARES Act provider relief funds of approximately $63 million is included in other current liabilities in the consolidated balance sheets as of June 30, 2020.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

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

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. The Company recorded unbilled revenue of $16.8 million and $8.6 million as of June 30, 2020 and December 31, 2019, respectively.

(3)          Significant Transactions

Acquisitions

During the six months ended June 30, 2020 and 2019, the Company made several acquisitions to strengthen its current market share in existing markets or to expand into new markets. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the overall Company strategy and is expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized.

Six Months Ended June 30, 2020

On January 2, 2020, the Company purchased 100% of the equity interests of the Patient Care Solutions business (PCS), a subsidiary of McKesson Corporation. PCS is a home medical equipment supplies business. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a preliminary basis, including $16.3 million to accounts receivable, $0.5 million to equipment and other fixed assets, $1.4 million to goodwill, and $3.2 million of net liabilities to other working capital accounts. In addition, on March 2, 2020, the Company purchased certain assets of the durable medical equipment business of Advanced Home Care, Inc. (Advanced). The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a preliminary basis, including $18.4 million to equipment and other fixed assets, $2.7 million to inventory, $39.6 million to goodwill, and $2.2 million of net liabilities to other working capital accounts. The acquisition of Advanced also includes a potential contingent payment of up to $9.0 million based on certain conditions after closing. The Company is in the process of determining the fair value of such contingent payment, and as such an estimated fair value was not included in the consideration paid as part of the Company’s preliminary acquisition accounting. The valuation of such contingent consideration will be completed during the second half of 2020. In addition, during the period, the Company completed acquisitions of certain individually immaterial businesses, the results of which were immaterial to the Company’s results for the six months ended June 30, 2020.

The following table summarizes the consideration paid for the acquisitions during the six months ended June 30, 2020 (in thousands):

Cash consideration	$108,199
Equity consideration	6,248
Deferred payments	33
Total	$114,480

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. The Company is still evaluating the fair value of certain assets and liabilities for which provisional

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

amounts were recorded and expects to finalize such evaluation during the remainder of 2020. Based upon management’s evaluation, which is preliminary and subject to completion of working capital and other adjustments, the consideration paid was allocated as follows during the six months ended June 30, 2020 (in thousands):

Cash	$736
Accounts receivable	20,118
Inventory	4,413
Prepaid and other current assets	1,334
Equipment and other fixed assets	25,264
Goodwill	76,060
Accounts payable and accrued expenses	(6,493)
Contract liabilities	(3,906)
Unfavorable lease liability	(1,419)
Capital lease obligations	(1,627)
Net assets acquired	$114,480

Six Months Ended June 30, 2019

On January 2, 2019, the Company purchased 100% of the equity of Gould’s Discount Medical, LLC (Goulds). Goulds is a home medical equipment and supplies business. During the six months ended June 30, 2019, the Company allocated the consideration paid to the estimated fair values of the net assets acquired on a preliminary basis, including $3.7 million to accounts receivable, $2.4 million to inventory, $1.7 million to equipment and other fixed assets, $19.1 million to goodwill, and $2.6 million of net liabilities to other working capital accounts. In addition, during the period, the Company completed acquisitions of certain individually immaterial businesses, the results of which were immaterial to the Company’s results for the six months ended June 30, 2019.

The following table summarizes the consideration paid for the acquisitions during the six months ended June 30, 2019 (in thousands):

Cash consideration	$27,768
Seller note	2,000
Estimated contingent consideration	1,500
Total	$31,268

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid was allocated as follows during the six months ended June 30, 2019 (in thousands):

Cash	$117
Accounts receivable	3,691
Inventory	3,610
Prepaid and other current assets	12
Equipment and other fixed assets	5,229
Other assets	110
Goodwill	21,951
Contract liabilities	(1,186)
Accounts payable and accrued expenses	(2,266)
Net assets acquired	$31,268

The Company finalized the valuation of the fair value of the net assets acquired for these acquisitions during the remainder of 2019. During the six months ended June 30, 2019, the Company paid net cash of $318,000 relating to

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

working capital adjustments associated with businesses that were acquired during 2018 which was recorded as an increase to goodwill during the period.

Pro-Forma Information

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$245,297	$184,190	$436,736	$365,914
Operating income	$16,242	$5,719	$25,553	$972

The lower pro-forma operating income for the three and six months ended June 30, 2019 is primarily due to operating losses related to PCS.

Results of Businesses Acquired

The following table presents the amount of net revenue and operating income (loss) since the respective acquisition dates for the significant acquisitions described above that is included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$53,002	$8,969	$93,727	$17,595
Operating income (loss)	$(2,061)	$1,981	$(7,621)	$3,413

The operating loss for the three and six months ended June 30, 2020 is primarily due to operating losses related to PCS.

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

Following the Closing of the Business Combination, the holders of Class A Common Stock owned an approximate 56% direct controlling interest, with the remaining 44% direct noncontrolling interest owned by the former owners of AdaptHealth Holdings in the form of common units representing limited liability company interests in AdaptHealth Holdings from and after the Closing (New AdaptHealth Units), which is presented as noncontrolling interest in the consolidated financial statements. These members hold common unit interests of AdaptHealth Holdings and a corresponding number of shares of non-economic Class B Common Stock, which enables the holder to one vote per share. The New AdaptHealth Units and a corresponding number of shares of Class B Common Stock are

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

exchangeable on a one-to-one basis for shares of Class A Common Stock. The holders of New AdaptHealth Units owned an approximate 38% direct noncontrolling economic interest in AdaptHealth Holdings at June 30, 2020. This direct noncontrolling interest will continue to decrease as New AdaptHealth Units and a corresponding number of shares of Class B Common Stock are exchanged for shares of Class A Common Stock.

Other investments

During the six months ended June 30, 2020, the Company paid an aggregate $1.0 million to acquire equity ownership and debt interests in certain companies. These investments are accounted for under the cost method of accounting.

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Patient medical equipment	$132,311	$112,071
Vehicles	7,112	4,461
Other	19,198	15,474
	158,621	132,006
Less accumulated depreciation	(75,405)	(68,447)
	$83,216	$63,559

(5)          Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2020 was as follows (in thousands):

Balance at December 31, 2019	$266,791
Acquired goodwill during the period	76,060
Balance at June 30, 2020	$342,851

The Company did not record any goodwill impairment charges during the three and six months ended June 30, 2020 and 2019.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

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

The following table presents the valuation of the Company’s financial assets and liabilities as of June 30, 2020 and December 31, 2019 measured at fair value on a recurring basis. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2020
Assets
Money market accounts	$68,183	$—	$—	$68,183
Total assets measured at fair value	$68,183	$—	$—	$68,183

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$3,975	$3,975
Acquisition-related contingent consideration-long term	—	—	6,850	6,850
Interest rate swap agreements-short term	—	5,872	—	5,872
Interest rate swap agreements-long term	—	13,535	—	13,535
Total liabilities measured at fair value	$—	$19,407	$10,825	$30,232

(in thousands)	Level 1	Level 2	Level 3	Fair Value
December 31, 2019
Assets
Money market accounts	$54,015	$—	$—	$54,015
Total assets measured at fair value	$54,015	$—	$—	$54,015

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$4,825	$4,825
Acquisition-related contingent consideration-long term	—	—	9,900	9,900
Interest rate swap agreements-short term	—	2,157	—	2,157
Interest rate swap agreements-long term	—	6,182	—	6,182
Total liabilities measured at fair value	$—	$8,339	$14,725	$23,064

Interest Rate Swaps

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company’s interest rate swaps held as of June 30, 2020 and December 31, 2019 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. At June 30, 2020, contingent consideration liabilities of $4.0 million and $6.8 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2019, contingent consideration liabilities of $4.8 million and $9.9 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the six months ended June 30, 2020 and 2019 is as follows (in thousands):

Six Months Ended June 30, 2020	Beginning Balance	Additions	Payments	Change in Fair Value	Ending Balance
Contingent consideration - Level 3 liabilities	$14,725	$—	$(1,000)	$(2,900)	$10,825

Six Months Ended June 30, 2019	Beginning Balance	Additions	Payments	Change in Fair Value	Ending Balance
Contingent consideration - Level 3 liabilities	$15,250	$1,500	$(12,000)	$—	$4,750

(7)          Derivative Instruments and Hedging Activities

The Company records all derivatives on its consolidated balance sheet at fair value. As of June 30, 2020 and December 31, 2019, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional associated with the swap agreements was $250 million as of June 30, 2020 and December 31, 2019 and have maturity dates at certain dates through March 2024. Prior to August 22, 2019, the interest rate swap agreements were not designated as cash flow hedging instruments for accounting purposes and accordingly changes in fair value of the interest rate swap agreements were recorded in earnings. On August 22, 2019, the Company designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, subsequent to August 22, 2019, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The table below presents the fair value of the Company’s derivatives designated as hedging instruments as well as their classification in the consolidated balance sheets at June 30, 2020 and December 31, 2019 (in thousands):

		June 30, 2020	December 31, 2019

	Balance Sheet Location	Asset (Liability)
Interest rate swap agreements	Other current liabilities	$(5,872)	$(2,157)
Interest rate swap agreements	Other long-term liabilities	(13,535)	(6,182)
Total		$(19,407)	$(8,339)

During the three and six months ended June 30, 2020, as a result of the effect of cash flow hedge accounting, the Company recognized a loss of $0.4 million and $11.1 million, respectively, in other comprehensive income (loss). In addition, during the three and six months ended June 30, 2020, $0.7 million and $1.4 million, respectively, was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2019, as a result of the effect of the Company’s derivative financial instruments that were not designated as hedging instruments, the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Company recognized $6.7 million and $9.4 million, respectively, in interest expense, net in the accompanying consolidated statements of operations.

(8)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accounts payable	$103,590	$79,237
Employee related accruals	17,595	12,320
Accrued interest	4,752	4,022
Other	16,564	7,149
Total	$142,501	$102,728

(9)          Debt

The following is a summary of long term-debt as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Secured term loans	$295,625	$246,250
Revolving credit facility	12,000	12,000
Note payable	143,500	143,500
Other	709	1,725
Unamortized deferred financing fees	(6,002)	(6,642)
	445,832	396,833
Current portion	(2,584)	(1,721)
Long-term portion	$443,248	$395,112

In March 2019, the Company entered into several agreements, amendments and new credit facilities (herein after referred to as the March 2019 Recapitalization Transactions). The March 2019 Recapitalization Transactions included $425 million in new credit facilities, which consisted of a $300 million Initial Term Loan (Credit Facility Term Loan), $50 million Delayed Draw Term Loan (Delayed Draw), and $75 million Revolving Credit Facility (New Revolver), all with maturities in March 2024. In November 2019, the Company amended its credit agreement primarily to (i) increase the amount available under the Delayed Draw to $100 million, and (ii) revise the Consolidated Total Leverage Ratio thresholds and lower the applicable margin to determine the variable quarterly interest rate under the credit agreement. Amounts borrowed under the Credit Facility Term Loan and Delayed Draw bore interest quarterly at variable rates based upon the sum of (a) the LIBOR Rate for such interest period, plus (b) an applicable margin based upon the Company’s Consolidated Total Leverage Ratio. The Delayed Draw carried 0.5% of unused fee per annum, and the New Revolver carried 0.5% of unused line fee per annum. Under the credit facility, the Company was subject to various agreements that contained a number of restrictive covenants that, among other things, imposed operating and financial restrictions on the Company. Financial covenants included a Consolidated Total Leverage Ratio and a Fixed Charges Coverage Ratio, as defined in the agreement.

The proceeds from the March 2019 Recapitalization Transactions were used to (1) repay existing amounts outstanding under the Company’s credit facility of $151.9 million, (2) pay transaction costs, fees and expenses related to the consummation of the transactions contemplated under the agreement (see Note and Unit Purchase Agreement discussed below), (3) pay a $250 million distribution to AdaptHealth Holdings’ members, and (4) redeem certain

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

members’ interests, including the cumulative preferred dividends, for $3.7 million. In addition, the Company paid deferred financing costs of $9.0 million; amortization of such costs is included in interest expense, net in the accompanying consolidated statements of operations. Further, the Company wrote off deferred financing costs of $2.1 million, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the six months ended June 30, 2019.

Secured Term Loans

The Credit Facility Term Loan required quarterly principal repayments beginning June 30, 2019 through December 31, 2023, and the unpaid principal balance was due at maturity in March 2024. In November 2019, the Company repaid $50 million under the Credit Facility Term Loan; such repayment satisfied the required principal repayments through September 2023. At June 30, 2020, there was $246.3 million outstanding under the Credit Facility Term Loan. The interest rate under the Credit Facility Term Loan was 2.67% at June 30, 2020.

The Delayed Draw had an availability period from the first business day immediately following the closing date (March 2019) to the earliest of (a) the Credit Facility Term Loan maturity date, (b) twenty-four months following the closing date, or (c) the date of the termination of the commitment. During the six months ended June 30, 2020, the Company borrowed $50 million under the Delayed Draw. The borrowing under the Delayed Draw required quarterly principal repayments of $0.3 million beginning March 31, 2020 through December 31, 2020, quarterly principal repayments of $0.6 million beginning March 31, 2021 through December 31, 2023, and the unpaid principal balance was due at maturity in March 2024. At June 30, 2020, there was $49.4 million outstanding under the Delayed Draw. The interest rate under the Delayed Draw was 2.67% at June 30, 2020.

Revolving Credit Facility

In March 2020, the Company borrowed $20 million under the New Revolver; such amount was repaid in April 2020. At June 30, 2020, there was $12 million outstanding under the New Revolver. The interest rate under the New Revolver was 2.67% at June 30, 2020. After consideration of stand-by letters of credit outstanding of $2.5 million, the remaining maximum borrowings available pursuant to the New Revolver were $60.5 million at June 30, 2020.

Debt Refinancing

On July 29, 2020, the Company refinanced its debt borrowings and repaid all amounts outstanding under its existing credit facility, including the outstanding balances due under the Credit Facility Term Loan, the Delayed Draw and the New Revolver. In connection with the debt refinancing the Company entered into a new credit agreement. Refer to Note 16, Subsequent Events, for additional disclosures related to such debt refinancing.

Note Payable

In connection with the March 2019 Recapitalization Transactions, the Company signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, the Company signed a promissory note agreement with a principal amount of $100 million (the Promissory Note) and the Company also received proceeds of $20 million for the purchase of members’ interests. In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. The outstanding principal balance under the New Promissory Note is due on the tenth anniversary of the closing date of the Business Combination and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum. Under the New Promissory Note, the Company had the option to pay 6% of the interest in cash and 6% Payment in Kind (PIK), and the Company elected to pay the PIK interest

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

in cash during all periods through June 30, 2020. If the Company elects to prepay the New Promissory Note prior to the third anniversary of the Closing of the Business Combination, then such prepayment of the outstanding principal and accrued interest will be subject to a make-whole premium equal to 10% of the total amount of outstanding principal and accrued interest through the date of such prepayment. If the Company elects to prepay the New Promissory Note prior to the fourth anniversary but after the third anniversary of the Closing of the Business Combination, then such prepayment of outstanding principal and accrued interest will be subject to a make-whole premium equal to 5% of the total amount of outstanding principal and accrued interest through the date of such prepayment.

In connection with the Business Combination, the investor generated taxable income and a current federal and state income tax liability of $5.9 million on the exchange of its members’ interests. Under the terms of the Merger Agreement, all investors indemnified the Company for all taxes attributable to periods prior to or on the closing date of the Business Combination. Accordingly, the Company recorded an indemnification asset of such amount, included in Prepaid and other current assets, and a corresponding current liability included in Other liabilities, in the accompanying consolidated balance sheets as of and December 31, 2019. This amount is no longer outstanding as of June 30, 2020.

In May 2020, the Company and the investor entered into a Put/Call Option and Consent Agreement (the Put/Call Agreement), pursuant to which certain put and call rights were granted to the parties with respect to shares of Class A Common Stock, shares of Class B Common Stock, and common units of AdaptHealth Holdings (each such common unit, together with one share of Class B Common Stock, a Consideration Unit) held by the investor. Pursuant to the Put/Call Agreement, during the period from the closing of the Company’s acquisition of Solara Medical Supplies LLC, which occurred on July 1, 2020 (the Solara Acquisition), until October 31, 2020 (the Option Period), the investor may require the Company to purchase up to 1,898,967 shares of Class A Common Stock and/or Consideration Units held by the investor (such shares of Class A Common Stock and Consideration Units, collectively, Interests) at a price per share of Class A Common Stock or per Consideration Unit equal to the greater of (x) $14.50 and (y) 85% of the 30-day volume-weighted average price per share of the Company’s Class A Common Stock on the date the exercise notice is delivered. During the Option Period, the Company may also require the investor to sell up to 1,898,967 of the Interests held by the investor to the Company at a price per share of Class A Common Stock or per Consideration Unit of $15.76. In addition, under the Put/Call Agreement, the investor waived certain consent rights under New Promissory Note, and the Company irrevocably agreed to pay all PIK interest payable under the New Promissory Note following the closing of the Solara Acquisition in cash rather than through an increase in the principal amount of the notes.

(10)        Stockholders' Equity

The Closing of the Business Combination occurred on November 8, 2019, refer to Note 3, Significant Transactions, for additional details regarding the Business Combination.

Warrants

At the Closing of the Business Combination, the Company had 12.7 million warrants outstanding. Each warrant is exercisable into one share of common stock at a price of $11.50 per share. The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. During the six months ended June 30, 2020, 3.9 million warrants were exercised in cashless transactions resulting in the issuance of 1.1 million shares of Class A Common Stock. In addition, during the six months ended June 30, 2020, 1.0 million warrants were exercised for cash proceeds of $11.9 million resulting in the issuance of 1.0 million shares of Class A Common Stock. As of June 30, 2020, the Company had 7.7 million warrants outstanding.

Contingent Consideration Shares

Pursuant to the Merger Agreement, the former owners of AdaptHealth Holdings who received Class B Common Stock in connection with the Business Combination are entitled to receive an equity classified earn-out

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

consideration to be paid in the form of New AdaptHealth Units (and a corresponding number of shares of Class B Common Stock) and the former owners of AdaptHealth Holdings who received Class A Common Stock in connection with the Business Combination are entitled to receive earn-out consideration to be paid in the form of Class A Common Stock, if the average price of the Company’s Class A Common Stock for the month of December prior to each measurement date equals or exceeds certain hurdles set forth in the Merger Agreement. The former owners of AdaptHealth Holdings can potentially receive up to an additional 1.0 million shares at December 31, 2020, 2021 and 2022 (each a measurement date) and such average stock price hurdles are $15, $18 and $22 at each measurement date, respectively, for a total of 3.0 million shares, as a part of the earn-out consideration.

Preferred Stock

In June 2020, the Company entered into an exchange agreement (the Exchange Agreement) with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105 shares of a new series of non-voting convertible preferred stock of the Company designated as “Series B-1 Convertible Preferred Stock,” par value $0.0001 per share (Series B-1 Preferred Stock). The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Class A Common Stock in all cash dividends paid on the Class A Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Class A Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that, following such conversion, the number of shares of Class A Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Class A Common Stock of the Company.

Equity-based Compensation

On November 7, 2019, the stockholders of the Company approved the AdaptHealth Corp. 2019 Stock Incentive Plan (the 2019 Plan), effective upon closing of the Business Combination. In connection with the 2019 Plan, the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and directors. The 2019 Plan permits the grant of up to 8.0 million shares of Class A Common Stock, subject to certain adjustments and limitations.

During the three months ended June 30, 2020, the Company recorded equity-based compensation expense of $3.3 million, of which $1.6 and $1.7 million was included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statement of operations. During the six months ended June 30, 2020, the Company recorded equity-based compensation expense of $5.5 million, of which $3.3 and $2.2 million was included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statement of operations. During the three and six months ended June 30, 2019, the Company recorded equity-based compensation expense of $0.2 million and $5.4 million, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The expense during the six months ended June 30, 2019 included $4.9 million in connection with the acceleration of vesting of certain of the 2018 Incentive Units and the modification of such awards discussed below. At June 30, 2020, there was $19.2 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average term of 2.7 years. At June 30, 2020, 2.9 million shares of the Company’s Class A Common Stock are available for issuance under the 2019 Plan.

In May 2020, the Company granted a total of 11,625 shares of Class A Common Stock to certain newly hired employees. The fair value of these immediately vested shares was $0.2 million and was recognized as compensation cost during the six months ended June 30, 2020. In addition, in May 2020, the Company granted 15,891 shares of Class A Common Stock to certain frontline patient-facing employees in connection with a Covid-19 retention bonus program. The fair value of these immediately vested shares was $0.2 million and was recognized as compensation cost during the six months ended June 30, 2020

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Stock Options

In November 2019, the Company granted 3,416,666 options to purchase shares of common stock of the Company to certain executive officers that have an exercise price of $11.50 per share. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $7.2 million and is being recognized as expense on a straight-line basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. In April 2020, the Company granted 47,335 options to purchase shares of common stock of the Company to an employee that have an exercise price of $16.25 per share. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $0.3 million and is being recognized as expense on a straight-line basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. A portion of all options outstanding are eligible to vest on December 31, 2020, 2021 and 2022 based on defined performance conditions, subject to the employees’ continuous employment through the applicable vesting date. The Company has no other options outstanding as of June 30, 2020.

The assumptions used to determine the grant-date fair value of the stock options granted during the six months ended June 30, 2020 were as follows:

Expected volatility	40.7%
Risk-free interest rate	0.4%
Expected term	6.0	years
Dividend yield	N/A

Restricted Stock

During the three months ended June 30, 2020, the Company granted 78,536 shares of restricted stock to certain employees, which vest over the four year period following the grant date, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of the awards was $1.3 million and is being recognized as expense on a straight-line basis over the employees’ requisite service period.

In April 2020, the Company granted 20,656 shares of restricted stock to an employee. On each of December 31, 2020, 2021 and 2022, one-third of the shares are eligible to vest based on the cumulative annual growth rate of the Company’s stock during the ten trading days preceding the vesting date (which is considered a market condition), subject to the employee’s continuous employment with the Company through such vesting date. The grant-date fair value of the awards, using a Monte Carlo simulation analysis, was $0.3 million and is being recognized as expense on a straight-line basis over the employee’s requisite service period.

In March 2020, the Company granted 300,000 shares of restricted stock to an employee in conjunction with an acquisition. Of the total shares granted, 250,000 are eligible to vest based on certain performance conditions, subject to the employee's continuous employment through the applicable vesting date. The remaining 50,000 shares will vest 25% annually on December 31, 2020 through 2023, subject to the employee's continuous employment through the applicable vesting date. The total grant-date fair value of the award was $4.9 million and is being recognized as expense on a straight-line basis over the employee’s requisite service period subject to management’s estimation of the probability of vesting of such awards (as it relates to the performance-based awards).

In March 2020, the Company granted 341,123 shares of restricted stock to various employees. Of the total shares granted, 15,417 shares vested on the grant date, and the remaining shares will vest 25% on each anniversary of the Vesting Commencement Dates (as defined in the agreements), subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of the awards was $5.6 million, of which $0.3 million was recognized as expense on the grant date and $5.3 million is being recognized as expense on a straight-line basis over the employees’ requisite service period.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Activity related to the Company’s non-vested restricted stock grants for the six months ended June 30, 2020 is presented below (in thousands, except per share data):

	Number of Shares of	Weighted-Average Grant Date
	Restricted Stock	Fair Value per Share
Non-vested balance at January 1, 2020	901	$5.83
Granted	740	$16.22
Vested	(20)	$14.33
Forfeited	(20)	$8.11
Non-vested balance at June 30, 2020	1,601	$10.49

Incentive Units

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) and in April 2018 (the 2018 Incentive Units) to certain members of management. With respect to the 2019 Incentive Units, 50% of the awards vest in equal annual installments on each of the first, second, third and fourth anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The remaining 50% had vesting terms based upon a performance condition. In connection with the Business Combination, the vesting conditions for this portion of the 2019 Incentive Units was changed to vest quarterly during the one-year period subsequent to the Closing of the Business Combination. The grant date fair value of the 2019 Incentive Units, as calculated under an Option Pricing Method, was $4.5 million, and is being recognized as expense over the employees’ requisite service period based on the vesting conditions described above. In conjunction with the March 2019 Recapitalization Transactions, the vesting of certain of the 2018 Incentive Units was accelerated and all holders of the 2018 Incentive Units received an advance for future distribution, which were treated as a modification of the awards for accounting purposes. In conjunction with the Business Combination, the vesting of a majority of the unvested 2018 Incentive Units was accelerated.

(11)        Net Income (Loss) Per Common Share

The Business Combination was accounted for as a reverse recapitalization by which AdaptHealth Holdings issued stock for the net assets of the Company accompanied by a recapitalization. Earnings per share (EPS) has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

Basic EPS was computed by dividing net income (loss) attributable to AdaptHealth Corp. by the weighted-average number of outstanding shares of Class A Common Stock for the period. Diluted EPS is computed by dividing net income (loss) attributable to AdaptHealth Corp. by the weighted-average number of outstanding shares of Class A Common Stock after giving effect to all potential dilutive common stock.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator - Basic and Diluted EPS:
Net income (loss)	$7,169	$(1,722)	$7,435	$(7,175)
Less: Income attributable to noncontrolling interests	3,136	361	3,560	709
Net income (loss) attributable to AdaptHealth Corp.	$4,033	$(2,083)	$3,875	$(7,884)

Denominator - Basic EPS:
Weighted-average common shares outstanding for basic net income (loss) per common share	44,508	21,721	43,242	17,814

Basic net income (loss) per common share attributable to AdaptHealth Corp.	$0.09	$(0.10)	$0.09	$(0.44)

Denominator - Diluted EPS:
Weighted-average common shares outstanding	44,508	21,721	43,242	17,814
Plus: Contingent Consideration Shares (See Note 10)	350	—	350	—
Plus: Warrants (See Note 10)	2,400	—	1,960	—
Plus: Unvested restricted stock	576	—	548	—
Adjusted weighted-average common shares outstanding for diluted net income (loss) per common share	47,834	21,721	46,100	17,814

Diluted net income (loss) per common share attributable to AdaptHealth Corp.	$0.08	$(0.10)	$0.08	$(0.44)

(12)        Leases

Capital Leases

The Company has acquired patient medical equipment and supplies, and office equipment through multiple capital leases. The capital lease obligations represent the present value of minimum lease payments under the respective agreement, payable monthly at various interest rates. Interest expense related to capital leases was less than $0.1 million for each of the three and six months ended June 30, 2020, and was less than $0.1 million for each of the three and six months ended June 30, 2019. As of June 30, 2020, future annual minimum payments required under lease obligations are as follows (in thousands):

Twelve months ending June 30,
2021	$22,246
2022	714
Total	22,960
Less amount representing interest	(128)
22,832
Current portion	(22,198)
Long-term portion	$634

At June 30, 2020 and December 31, 2019, equipment under capital leases consisted of patient equipment with a cost basis of $42.1 million and $39.1 million, respectively, and accumulated depreciation of approximately $12.6 million

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

and $11.7 million, respectively. Depreciation expense for equipment purchased under capital leases is primarily included in cost of net revenue in the accompanying consolidated statements of operations.

Operating Leases

The Company leases its office facilities and office equipment under noncancelable lease agreements which expire at various dates through March 2033. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain patient medical equipment with such leases set to expire at various dates through November 2021. The Company also leases certain office facilities on a month to month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent. Accordingly, the Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and the amount payable under the lease as deferred rent. The deferred rent recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets at June 30, 2020 and December 31, 2019 was $1.3 million and $1.1 million, respectively. The Company recorded rent expense of $3.8 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $7.3 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively. These amounts are primarily included in cost of net revenue in the accompanying consolidated statements of operations.

The minimum annual lease commitments under noncancelable leases with initial or remaining terms in excess of one year as of June 30, 2020 are as follows (in thousands):

Twelve months ending June 30,
2021	$15,489
2022	11,711
2023	10,147
2024	8,874
2025	6,548
Thereafter	17,053
Total minimum payments required (a)	$69,822
(a)	Minimum payments have not been reduced by minimum sublease rentals of $2.4 million due in the future under noncancelable subleases.

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

For the three months ended June 30, 2020 and 2019, the Company recorded income tax expense of $1.8 million and $2.0 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded income tax expense of $2.9 million and $4.4 million, respectively.

As of June 30, 2020 and December 31, 2019, the Company had no uncertain tax positions that would require recognition or disclosure in the consolidated interim financial statements.

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

During the six months ended June 30, 2020, the Company increased its TRA liability through an aggregate $11.2 million reduction in additional-paid-in capital resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the six months ended June 30, 2020, the Company increased its deferred tax asset by $15.9 million through an increase in additional-paid-in-capital resulting from these exchanges and additional increases of AdaptHealth Corp.’s ownership interest in AdaptHealth Holdings.

At June 30, 2020 and December 31, 2019, the Company had a liability recorded relating to the TRA of approximately $22.0 million and $10.8 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

(15)        Related Party Transactions

The Company has an outstanding note payable with a principal balance of $143.5 million with an investor who also has equity ownership in the Company.

The Company and two of its executive officers and shareholders own an equity interest in a vendor of the Company that provides automated order intake software. Each individual’s equity ownership is less than 1%. The expense related to this vendor was $0.6 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and was $1.1 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(16)        Subsequent Events

Financing Transactions

On July 1, 2020, the Company received gross proceeds of $190.0 million in connection with a private placement of 10.9 million shares of Class A Common Stock and 39,706 shares of Series A Preferred Stock. In addition, on July 1, 2020, the Company received gross proceeds of $35.0 million in connection with the issuance and sale of 35,000 shares of Series B-2 Preferred Stock.

On July 1, 2020, the Company amended its then existing credit agreement. In connection with the amendment, the Company borrowed $216.3 million as a term loan (the Incremental Term Loan).

On July 6, 2020, the Company completed an underwritten public offering of 9.2 million shares of its Class A Common Stock at a price of $15.50 per share. In connection with the offering, the Company received proceeds of $134.0 million which were net of the underwriting discount.

Acquisitions

On July 1, 2020, the Company acquired all of the issued and outstanding equity interests of Solara Medical Supplies, LLC (Solara). The Company believes Solara is the largest independent distributor of continuous glucose monitors (“CGM”) in the United States and offers a comprehensive suite of direct-to-patient diabetes management supplies to patients throughout the country, including CGMs, insulin pumps and other diabetic supplies. The total consideration consisted of a cash payment of $380.7 million at closing and 3.9 million shares of the Company’s Class A Common Stock valued at $16 per share. The cash paid at closing included approximately $10.0 million withheld in escrow to fund certain potential indemnification matters.

On July 1, 2020, the Company acquired all of the issued and outstanding equity interests of ActivStyle, Inc. (ActivStyle). ActivStyle is a leading direct-to-consumer supply company that provides incontinence and urology products to patients throughout the United States. The total consideration consisted of a cash payment of $65.5 million at closing.

As of the date the consolidated interim financial statements were available to be issued, the Company was in the process of determining the allocation of the purchase price to the fair value of the net assets acquired for the Solara and ActivSyle acquisitions.

Senior Unsecured Note Offering

On July 29, 2020, the Company completed an offering of $350.0 million aggregate principal amount of senior unsecured notes due 2028 (the Notes). The interest rate under the Notes is 6.125% per annum and the Notes will mature on August 1, 2028. Interest on the Notes will be payable on February 1st and August 1st of each year, beginning on February 1, 2021. The net proceeds from the issuance of the Notes were used to repay a portion of the outstanding term loan borrowings under the Company’s existing credit agreement and to pay related fees and expenses. The Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the Notes upon the sale of certain assets or upon specific kinds of changes of control.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Debt Refinancing

On July 29, 2020, the Company refinanced its debt borrowings under its existing credit agreement and entered into a new credit agreement (the Credit Agreement). The Credit Agreement consists of a $250 million term loan (the Term Loan) and $200 million in commitments for revolving credit loans with a $15 million letter of credit sublimit (the Revolver), both with maturities in July 2025. The borrowing under the Term Loan requires quarterly principal repayments of $1.6 million beginning September 30, 2020 through June 30, 2022, increasing to $3.1 million beginning September 30, 2022 through June 30, 2025, and the unpaid principal balance is due at maturity in July 2025. No amounts were borrowed under the Revolver. Borrowings under the Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the Credit Agreement. Borrowings under the Term Loan were used to repay certain indebtedness under the Company’s existing credit agreement and to pay related fees and expenses. Amounts borrowed under the Term Loan bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined). The Revolver carries a commitment fee during the term of the Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the Revolver based on the Consolidated Total Leverage Ratio.

Under the Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Fixed Charge Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, and non-compliance with healthcare laws. Any borrowing under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid may be reborrowed. Mandatory prepayments are required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met.

The Company used a portion of the net proceeds received from the Notes and the amounts borrowed under the Term Loan to fully repay the outstanding principal balances, accrued interest and related fees under its existing credit facility, including the amounts under the Credit Facility Term Loan, the Delayed Draw, the New Revolver and the Incremental Term Loan.

Redemption of Public Warrants

On August 4, 2020, the Company announced that it will redeem all of its outstanding public warrants (the Public Warrants) to purchase shares of the Company’s Class A Common Stock (the Common Stock), that were issued under the Warrant Agreement, dated February 15, 2018 (the Warrant Agreement), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the Warrant Agent), as part of the units sold in the Company’s initial public offering (the IPO), for a redemption price of $0.01 per Public Warrant (the Redemption Price), that remain outstanding on September 2, 2020 (the Redemption Date). Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the IPO and still held by the initial holders thereof or their permitted transferees are not subject to this redemption.

Under the terms of the Warrant Agreement, the Company is entitled to redeem all of the outstanding Public Warrants if the last sales price of the Common Stock is at least $18.00 per share on each of twenty trading days within any thirty-day trading period ending on the third trading day prior to the date on which a notice of redemption is given. At the direction of the Company, the Warrant Agent has delivered a notice of redemption to each of the registered holders of the outstanding Public Warrants.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

In addition, in accordance with the Warrant Agreement, the Company has elected to require that, upon delivery of the notice of redemption, all Public Warrants are to be exercised only on a “cashless basis.” Accordingly, holders may no longer exercise Public Warrants and receive Common Stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant will be deemed to pay the $11.50 per warrant exercise price by the surrender of 0.6144 of a share of Common Stock (such fraction determined as described below) that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders will receive 0.3856 of a share of Common Stock for each Public Warrant surrendered for exercise. Any Public Warrants that remain unexercised on the Redemption Date will be void and no longer exercisable, and the holders will have no rights with respect to those Public Warrants, except to receive the Redemption Price.

The number of shares of Common Stock that each exercising warrant holder will receive by virtue of the cashless exercise (instead of paying the $11.50 per Public Warrant cash exercise price) was calculated in accordance with the terms of the Warrant Agreement and is equal to the quotient obtained by dividing (x) the product of the number of shares underlying the Public Warrants held by such warrant holder, multiplied by the difference between $18.7175, the average last sale price of the Common Stock for the ten trading days ending on July 29, 2020, the third trading day prior to the date of the redemption notice (the Fair Market Value) and $11.50, by (y) the Fair Market Value. If any holder of Public Warrants would, after taking into account all of such holder’s Public Warrants exercised at one time, be entitled to receive a fractional interest in a share of Common Stock, the number of shares the holder will be entitled to receive will be rounded down to the nearest whole number of shares.

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

AdaptHealth Corp. Overview

AdaptHealth is a leading provider of home healthcare equipment, medical supplies to the home and related services in the United States. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi-PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) home medical equipment (HME) to patients discharged from acute care and other facilities, (iii) oxygen and related chronic therapy services in the home and (iv) other HME medical devices and supplies on behalf of chronically ill patients with diabetes care, wound care, urological, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of June 30, 2020, AdaptHealth serviced over approximately 1.6 million patients annually in all 50 states through its network of 220 locations in 38 states. Following the acquisitions (the “Acquisitions”) of Solara Medical Supplies, LLC and ActivStyle, Inc. (“ActivStyle”) in July 2020, AdaptHealth now services over approximately 1.7 million patients annually in all 50 states through its network of 251 locations in 40 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

Trends and Factors Affecting AdaptHealth’s Future Performance

Significant trends and factors that AdaptHealth believes may affect its future performance include:

●	Home Medical Equipment Growth. According to CMS, the HME industry has grown from $40 billion in 2010 to $56 billion in 2018 (representing a 4.3% CAGR), of which AdaptHealth’s total addressable market for its sleep therapy, oxygen services, mobility products and hospice HME business lines comprised approximately $12 billion to $15 billion in 2018. During that time Medicaid data shows a continued shift of long-term services and supports spending into the home, with 57% of that spending going to home and community-based services in 2016. According to CMS, the HME market is projected to continue to grow at a 6.1% CAGR over the next nine years. As a result of the acquisition of the diabetic, wound care, ostomy and urological supplies business of PCS in January 2020, the Company believes it has more than doubled its addressable market to more than $25 billion.
●	Aging U.S. Population. The population of adults aged 65 and older in the U.S., a significant group of end users of AdaptHealth’s products and services, is expected to continue to grow and thus grow AdaptHealth’s market opportunity. According to CMS, in the U.S., the population of adults between the ages of 65 and 84 is expected to grow at a 2.5% CAGR through 2030, while the population of adults over 85 is projected to grow at a 2.9% CAGR during that same time period. Not only is the elderly population expected to grow, but they are also expected to make up a larger percentage of the total U.S. population. According to the U.S. Census Bureau, the U.S. geriatric population was approximately 15% of the total population in 2014 and is expected to grow to approximately 24% of the total population by 2060.
●	Increasing Prevalence of Chronic Conditions. HME is necessary to help treat significant health issues affecting millions of Americans, such as chronic obstructive pulmonary disease, congestive heart failure, obstructive sleep apnea and diabetes. AdaptHealth believes that CGM and diabetes represent a $16 billion market segment.
●	Increasing Prevalence of and Preference for In-Home Treatments. The number of conditions that can be treated in the home continues to grow, with recent additions including chronic wound care, sleep testing, dialysis and chemotherapy. In-home care is also increasingly becoming the preferred method of treatment, particularly for the elderly population. According to the AARP Public Policy Institute, 90% of patients over age 55 have indicated a preference to receive care in the home rather than in an institutional setting. AdaptHealth believes that medical supplies to the home represents a $10 billion market segment.
●	Home Care is the Lowest Cost Setting. Not only is in-home care typically just as effective as care delivered in an inpatient setting, but it has also proven to be more cost effective. This is especially important within the context of government pressures to lower the cost of care, pushing clinicians to seek care settings that are less costly than hospitals and inpatient facilities. On a daily basis, home healthcare has been estimated by Cain Brothers & Company, LLC to be approximately seven times less expensive than care provided in skilled nursing facilities, the closest acuity site of care. In-home care offers a significant cost reduction opportunity relative to facility based care without sacrificing quality.

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

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, AdaptHealth activated certain business interruption protocols, including acquisition and distribution of personal protective equipment (PPE) to its patient-facing employees, accelerated capital expenditures of certain products and relocation of significant portions of its workforce to “work-from-home” status. AdaptHealth also increased its cash liquidity by, among other things, seeking recoupable advance payments of approximately $47 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in April 2020, AdaptHealth received distributions of the CARES Act provider relief funds of approximately $17 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a result of these actions, and the lack of disruption to date of its vendors’ ability to supply product despite the COVID-19 pandemic, AdaptHealth has been able to substantially maintain its operations. The U.S. Department of Health and Human Services (HHS) has indicated that the CARES Act provider relief funds are subject to ongoing reporting and changes to the terms and conditions. To the extent that reporting requirements and terms and conditions are modified, it may affect AdaptHealth’s ability to comply and may require the return of funds. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS.

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material impact on AdaptHealth’s consolidated operating results for the three months ended March 31, 2020, AdaptHealth began to experience declines in net revenues in certain services associated with elective medical procedures (such as commencement of new CPAP services and medical equipment and orthopedic supply related to facility discharges) and such declines may continue during the duration of the COVID-19 pandemic. In response to these declines, as well as certain over staffing related to recent acquisitions, AdaptHealth conducted a workforce assessment and implemented a reduction in force in April 2020 resulting in the elimination of approximately 6% of its workforce. In connection with the workforce reductions, AdaptHealth incurred a one-time charge for severance and related expenses of approximately $1.6 million.

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

Cost of Net Revenue. Cost of net revenue primarily includes the cost of non-capitalized medical equipment and supplies, distribution expenses, labor costs, facilities rental costs, third-party revenue cycle management costs and depreciation for capitalized patient equipment. Distribution expenses represent the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries, benefits and other costs related to drivers and dispatch personnel; and amounts paid to couriers.

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

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with FASB ASC Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. The most significant of these acquisitions impacting the comparability of AdaptHealth’s operating results for the three and six months ended June 30, 2020 compared to the comparable prior year periods were SleepMed Therapies, Inc. (“SleepMed”) acquired in July 2019, Choice Medical Healthcare, Inc. (“Choice”) acquired in October 2019, the Patient Care Solutions business (“PCS”) acquired from McKesson Corporation in January 2020, Healthline Medical Equipment, LLC (“Healthline”) acquired in February 2020, and Advanced Home Care, Inc. (“Advanced”) acquired in March 2020. Refer to Note 3, Significant Transactions, included in our consolidated interim financial statements for the three and six months ended June 30, 2020 included in this report for additional information regarding AdaptHealth’s acquisitions.

Debt and Recapitalization

In March 2019, AdaptHealth restructured its then existing debt borrowings which consisted of $425 million in credit facilities, including a $300 million Initial Term Loan, $50 million Delayed Draw Term Loan, and $75 million Revolving Credit Facility. In addition, in March 2019, AdaptHealth entered into a Note and Unit Purchase Agreement with an investor. In connection with the agreement, membership interests in AdaptHealth Holdings were purchased for $20 million, and AdaptHealth also signed a promissory note agreement with a principal amount of $100 million (the Promissory Note). The transactions consummated with respect to the March 2019 debt restructuring and the Note and Unit Purchase Agreement are hereinafter referred to as the “2019 Recapitalization.” In November 2019, the Company repaid $50 million under the Initial Term Loan.

In connection with the closing of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100.0 million. In addition, the investor converted certain of its members’ equity interests to a $43.5 million promissory note. The new $100.0 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. The outstanding principal balance under the New Promissory Note is due on November 8, 2029, and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum.

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

	Three Months Ended June 30,
	2020		2019
Net Revenue		Revenue		Revenue
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue:
Sleep	$84,421	36.4%	$50,433	40.6%
Supplies to the home	34,240	14.7%	1,915	1.6%
HME	12,727	5.5%	10,236	8.2%
Respiratory	18,114	7.8%	1,445	1.2%
Other	11,463	4.9%	8,967	7.2%
Total net sales revenue	$160,965	69.3%	$72,996	58.8%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$22,644	9.8%	$18,944	15.3%
HME	13,262	5.7%	10,202	8.2%
Respiratory	30,856	13.3%	20,009	16.1%
Other	4,389	1.9%	2,003	1.6%
Total net revenue from fixed monthly equipment reimbursements	$71,151	30.7%	$51,158	41.2%

Total net revenue:
Sleep	$107,065	46.2%	$69,377	55.9%
Supplies to the home	34,240	14.7%	1,915	1.6%
HME	25,989	11.2%	20,438	16.4%
Respiratory	48,970	21.1%	21,454	17.3%
Other	15,852	6.8%	10,970	8.8%
Total net revenue	$232,116	100.0%	$124,154	100.0%

	Six Months Ended June 30,
	2020		2019
Net Revenue		Revenue		Revenue
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue:
Sleep	$153,315	36.2%	$97,560	40.0%
Supplies to the home	67,579	16.0%	3,944	1.6%
HME	24,306	5.7%	20,725	8.5%
Respiratory	20,882	4.9%	2,724	1.1%
Other	23,856	5.6%	16,999	7.0%
Total net sales revenue	$289,938	68.4%	$141,952	58.2%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$45,313	10.7%	$37,001	15.2%
HME	25,439	6.0%	20,445	8.4%
Respiratory	55,863	13.2%	40,438	16.6%
Other	7,002	1.7%	3,816	1.6%
Total net revenue from fixed monthly equipment reimbursements	$133,617	31.6%	$101,700	41.8%

Total net revenue:
Sleep	$198,628	46.9%	$134,561	55.2%
Supplies to the home	67,579	16.0%	3,944	1.6%
HME	49,745	11.7%	41,170	16.9%
Respiratory	76,745	18.1%	43,162	17.7%
Other	30,858	7.3%	20,815	8.6%
Total net revenue	$423,555	100.0%	$243,652	100.0%

Results of Operations

Comparison of Three Months Ended June 30, 2020 and Three Months Ended June 30, 2019.

The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$232,116	100.0%	$124,154	100.0%	$107,962	87.0%
Costs and expenses:
Cost of net revenue	197,517	85.1%	102,150	82.3%	95,367	93.4%
General and administrative expenses	17,092	7.4%	6,335	5.1%	10,757	169.8%
Depreciation, excluding patient equipment depreciation	1,037	0.4%	758	0.6%	279	36.8%
Total costs and expenses	215,646	92.9%	109,243	88.0%	106,403	97.4%
Operating income	16,470	7.1%	14,911	12.0%	1,559	10.5%
Interest expense, net	7,482	3.2%	14,635	11.8%	(7,153)	(48.9)%
Income (loss) before income taxes	8,988	3.9%	276	0.2%	8,712	3,156.5%
Income tax expense (benefit)	1,819	0.8%	1,998	1.6%	(179)	NM
Net income (loss)	7,169	3.1%	(1,722)	(1.4)%	8,891	(516.3)%
Income attributable to noncontrolling interests	3,136	1.4%	361	0.3%	2,775	768.7%
Net income (loss) attributable to AdaptHealth Corp.	$4,033	1.7%	$(2,083)	(1.7)%	$6,116	(293.6)%

Net Revenue. Net revenue for the three months ended June 30, 2020 was $232.1 million compared to $124.1 million for the three months ended June 30, 2019, an increase of $108.0 million or 87.0%. The increase in net revenue was driven primarily by (i) acquisitions, which increased net revenue by $77.0 million (including $33.0 million generated by PCS), (ii) organic growth resulting from stronger CPAP resupply sales and demographic growth in core markets, and (iii) net revenue of approximately $28.4 million from referral partners and healthcare facilities in support of their urgent needs for ventilation and oxygen equipment for COVID-19 patients. These increases were partially offset by a decrease in net revenue from reduced demand for certain products that are related to elective medical services which is attributable to the coronavirus pandemic, such as CPAP new starts, orthotics, and certain other HME products, and this trend is expected to remain while the coronavirus crisis continues. However, the Company’s CPAP resupply and other supplies business remains healthy, as most patients for that business are in their homes and can be easily contacted to refresh their supplies. Additionally, the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators. Net revenue, excluding PCS, was $199.1 million for the three months ended June 30, 2020.

For the three months ended June 30, 2020, sales revenue (recognized at a point in time) comprised 69% of total net revenue, compared to 59% of total net revenue for the three months ended June 30, 2019. The increase in sales revenue was driven primarily by the PCS acquisition, which is a supplies business, as well as the SleepMed and Choice acquisitions which are primarily CPAP resupply businesses. For the three months ended June 30, 2020, revenue from fixed monthly equipment reimbursements comprised 31% of total net revenue, compared to 41% of total net revenue for the three months ended June 30, 2019. For the three months ended June 30, 2020, excluding PCS, sales revenue and revenue from fixed monthly equipment reimbursements comprised 64% and 36% of net revenue, respectively.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$94,103	40.5%	$35,781	28.8%	$58,322	163.0%
Salaries, labor and benefits	58,465	25.2%	36,691	29.6%	21,774	59.3%
Patient equipment depreciation	17,338	7.5%	12,476	10.0%	4,862	39.0%
Rent and occupancy	5,119	2.2%	3,222	2.6%	1,897	58.9%
Other operating expenses	19,840	8.6%	13,100	10.6%	6,740	51.5%
Transaction costs	228	0.1%	—	—%	228	NM %
Equity-based compensation	1,652	0.7%	—	—%	1,652	NM %
Severance	1,672	0.7%	486	0.4%	1,186	244.0%
Other non-recurring (income) expenses	(900)	(0.4)%	394	0.3%	(1,294)	NM %
Total cost of net revenue	$197,517	85.1%	$102,150	82.3%	$95,367	93.4%

Cost of net revenue for the three months ended June 30, 2020 was $197.5 million compared to $102.1 million for the three months ended June 30, 2019, an increase of $95.4 million or 93.4%, which is primarily related to acquisition growth (including $36.2 million incurred by PCS). Costs of products and supplies increased by $58.3 million primarily as a result of acquisition growth (including $25.7 million incurred by PCS), increased CPAP resupply sales, and expenses associated with the coronavirus pandemic, including increased personal protective equipment purchases. Salaries, labor and benefits increased by $21.8 million primarily related to acquisition growth (including $6.7 million incurred by PCS) and increased headcount. The increase in rent and occupancy, other operating expenses, transaction costs and equity-based compensation is related to acquisition growth, primarily from PCS.

Cost of net revenue was 85.1% of net revenue for the three months ended June 30, 2020. Excluding PCS, cost of net revenue was $161.3 million, or 81.0% of net revenue, during the three months ended June 30, 2020, compared to 82.3% for the three months ended June 30, 2019. This decrease is primarily due to lower patient equipment depreciation as a percentage of net revenue as a result of a change in product mix as sales revenue was higher in the three months ended June 30, 2020 compared to the comparable period in 2019. Cost of net revenue as a percentage of net revenue for PCS during the three months ended June 30, 2020 was 109.5%, which is primarily due to anticipated restructuring and operating losses incurred during the period as PCS is fully integrated into the Company’s technology platform.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2020 were $17.1 million compared to $6.3 million for the three months ended June 30, 2019, an increase of $10.8 million or 169.8%. This increase is primarily due to higher labor costs associated with increased headcount, higher professional fees and other transaction costs related to acquisition growth, higher equity-based compensation expense and incremental costs associated with operating as a public company. General and administrative expenses as a percentage of net revenue was 7.4% for the three months ended June 30, 2020, compared to 5.1% for the three months ended June 30, 2019. General and administrative expenses during the three months ended June 30, 2020 included $1.6 million in equity-based compensation expense, $3.3 million in transaction costs, and $0.2 million in severance expenses. General and administrative expenses for the three months ended June 30, 2019 included $0.3 million in equity-based compensation expense and $0.2 million in transaction costs. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 5.1% and 4.7% for the three months ended June 30, 2020 and 2019, respectively.

Interest Expense. Interest expense for the three months ended June 30, 2020 was $7.5 million compared to $14.6 million for the three months ended June 30, 2019. Interest expense on long-term debt was higher in the 2020 period as a result of higher long-term debt obligations outstanding during that period. The overall higher interest expense in the 2019 period is primarily related to non-cash interest expense representing the change in fair value of the Company’s interest rate swap agreements of $6.7 million recorded during the three months ended June 30, 2019; such amount would only be paid out if the interest rate swap agreements were terminated. On August 22, 2019, the Company designated its swaps as effective cash flow hedges. Accordingly, subsequent to August 22, 2019, changes in the fair value of its interest rate swaps are recorded as a component of other comprehensive income (loss) in equity rather than interest expense. As such, there was no non-cash interest expense related to the change in fair value of the Company’s interest rate swap agreements during the three months ended June 30, 2020.

Income Tax Expense. Income tax expense for the three months ended June 30, 2020 was $1.8 million compared to income tax expense of $2.0 million for the three months ended June 30, 2019. The slight decrease in income tax expense was primarily related to decreased pre-tax income associated with the tax paying entities.

Comparison of Six Months Ended June 30, 2020 and Six Months Ended June 30, 2019.

The following table summarizes AdaptHealth’s consolidated results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$423,555	100.0%	$243,652	100.0%	$179,903	73.8%
Costs and expenses:
Cost of net revenue	364,057	86.0%	202,377	83.1%	161,680	79.9%
General and administrative expenses	31,439	7.4%	19,418	8.0%	12,021	61.9%
Depreciation, excluding patient equipment depreciation	2,278	0.5%	1,599	0.7%	679	42.5%
Total costs and expenses	397,774	93.9%	223,394	91.8%	174,380	78.1%
Operating income	25,781	6.1%	20,258	8.2%	5,523	27.3%
Interest expense, net	15,420	3.6%	20,895	8.6%	(5,475)	(26.2)%
Loss on extinguishment of debt	—	—%	2,121	0.9%	(2,121)	NM %
Income (loss) before income taxes	10,361	2.5%	(2,758)	(1.3)%	13,119	(475.7)%
Income tax expense (benefit)	2,926	0.7%	4,417	1.8%	(1,491)	NM
Net income (loss)	7,435	1.8%	(7,175)	(3.1)%	14,610	(203.6)%
Income attributable to noncontrolling interests	3,560	0.8%	709	0.3%	2,851	402.1%
Net income (loss) attributable to AdaptHealth Corp.	$3,875	1.0%	$(7,884)	(3.4)%	$11,759	(149.2)%

Net Revenue. Net revenue for the six months ended June 30, 2020 was $423.6 million compared to $243.7 million for the six months ended June 30, 2019, an increase of $179.9 million or 73.8%. The increase in net revenue was driven primarily by (i) acquisitions, which increased net revenue by $134.8 million (including $66.9 million generated by PCS), (ii) organic growth resulting from stronger CPAP resupply sales and demographic growth in core markets, and (iii) net revenue of approximately $29.6 million from referral partners and healthcare facilities in support of their urgent needs for ventilation and oxygen equipment for COVID-19 patients. These increases were partially offset by a decrease in net revenue from reduced demand for certain products that are related to elective medical services which is attributable to the coronavirus pandemic, such as CPAP new starts, orthotics, and certain other HME products, and this trend is expected to remain while the coronavirus crisis continues. However, the Company’s CPAP resupply and other supplies business remains healthy, as most patients for that business are in their homes and can be easily contacted to refresh their supplies. Additionally, the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators. Net revenue, excluding PCS, was $356.7 million for the six months ended June 30, 2020.

For the six months ended June 30, 2020, sales revenue (recognized at a point in time) comprised 68% of total net revenue, compared to 58% of total net revenue for the six months ended June 30, 2019. The increase in sales revenue was driven primarily by the PCS acquisition, which is a supplies business, as well as the SleepMed and Choice acquisitions which are primarily CPAP resupply businesses. For the six months ended June 30, 2020, revenue from fixed monthly equipment reimbursements comprised 32% of total net revenue, compared to 42% of total net revenue for the six months ended June 30, 2019. For the six months ended June 30, 2020, excluding PCS, sales revenue and revenue from fixed monthly equipment reimbursements comprised 63% and 37% of net revenue, respectively.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$166,106	39.2%	$70,381	28.9%	$95,725	136.0%
Salaries, labor and benefits	113,116	26.7%	72,309	29.7%	40,807	56.4%
Patient equipment depreciation	32,836	7.8%	26,607	10.9%	6,229	23.4%
Rent and occupancy	9,719	2.3%	6,448	2.6%	3,271	50.7%
Other operating expenses	39,176	9.3%	25,594	10.5%	13,582	53.1%
Transaction costs	855	0.2%	—	—%	855	NM %
Equity-based compensation	2,203	0.5%	—	—%	2,203	NM %
Severance	2,037	0.5%	627	0.3%	1,410	224.9%
Other non-recurring (income) expenses	(1,991)	(0.5)%	411	0.2%	(2,402)	NM %
Total cost of net revenue	$364,057	86.0%	$202,377	83.1%	$161,680	79.9%

Cost of net revenue for the six months ended June 30, 2020 was $364.1 million compared to $202.4 million for the six months ended June 30, 2019, an increase of $161.7 million or 79.9%, which is primarily related to acquisition growth (including $75.3 million incurred by PCS). Costs of products and supplies increased by $95.7 million primarily as a result of acquisition growth (including $51.6 million incurred by PCS), increased CPAP resupply sales, and expenses associated with the coronavirus pandemic, including increased personal protective equipment purchases. Salaries, labor and benefits increased by $40.8 million primarily related to acquisition growth (including $14.4 million incurred by PCS) and increased headcount. The increase in rent and occupancy, other operating expenses, transaction costs and equity-based compensation is related to acquisition growth, primarily from PCS. Cost of net revenue during the six months ended June 30, 2020 included a reduction to expense of $2.0 million, consisting of $2.9 million of reductions in the fair value of earnout liabilities, a gain of $0.6 million related to the sale of an investment, offset by a $1.5 million expense related to the PCS Transition Services Agreement.

Cost of net revenue was 86.0% of net revenue for the six months ended June 30, 2020. Excluding PCS, cost of net revenue was $288.8 million, or 81.0% of net revenue, during the six months ended June 30, 2020, compared to 83.1% for the six months ended June 30, 2019. This decrease is primarily due to lower patient equipment depreciation as a percentage of net revenue as a result of a change in product mix as sales revenue was higher in the six months ended June 30, 2020 compared to the comparable period in 2019. Cost of net revenue as a percentage of net revenue for PCS during the six months ended June 30, 2020 was 112.5%, which is primarily due to anticipated restructuring and operating losses incurred during the period as PCS is fully integrated into the Company’s technology platform.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2020 were $31.4 million compared to $19.4 million for the six months ended June 30, 2019, an increase of $12.0 million or 61.9%. This increase is primarily due to higher labor costs associated with increased headcount, higher professional fees and other transaction costs related to acquisition growth and incremental costs associated with operating as a public company, which were offset by a $2.1 million decrease in equity-based compensation expense. The expense recorded during the six months ended June 30, 2019 included $4.9 million in connection with the acceleration of vesting and modification of certain equity-based awards. General and administrative expenses as a percentage of net revenue was 7.4% for the six months ended June 30, 2020, compared to 8.0% for the six months ended June 30, 2019. General and administrative expenses during the six months ended June 30, 2020 included $3.3 million in equity-based compensation expense, $5.5 million in transaction costs, and $0.3 million in severance expenses. General and administrative expenses for the six months ended June 30, 2019 included $5.5 million in equity-based compensation expense and $2.7 million in transaction costs. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 5.3% and 4.6% for the six months ended June 30, 2020 and 2019, respectively.

Interest Expense. Interest expense for the six months ended June 30, 2020 was $15.4 million compared to $20.9 million for the six months ended June 30 2019. Interest expense on long-term debt was higher in the 2020 period as a result of higher long-term debt obligations outstanding during that period. The overall higher interest expense in the 2019 period is primarily related to non-cash interest expense representing the change in fair value of the Company’s interest rate swap agreements of $9.4 million recorded during the six months ended June 30, 2019; such amount would only be paid out if the interest rate swap agreements were terminated. On August 22, 2019, AdaptHealth designated its swaps as effective cash flow hedges. Accordingly, subsequent to August 22, 2019, changes in the fair value of its interest rate swaps are recorded as a component of other comprehensive income (loss) in equity rather than interest expense. As such, there was no non-cash interest expense related to changes in the fair value of the Company’s interest rate swap agreements during the six months ended June 30, 2020.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the six months ended June 30, 2019 was $2.1 million which was a result of the write-off of deferred financing costs related to the 2019 Recapitalization. There were no such amounts during the six months ended June 30, 2020.

Income Tax Expense. Income tax expense for the six months ended June 30, 2020 was $2.9 million compared to income tax expense of $4.4 million for the six months ended June 30, 2019. The decrease in income tax expense was primarily related to decreased pre-tax income associated with the tax paying entities.

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex

Adjusted EBITDA was $42.6 million for the three months ended June 30, 2020 compared to $29.5 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, Adjusted EBITDA for PCS was a loss of $3.6 million, and excluding PCS, Adjusted EBITDA was $46.2 million.

Adjusted EBITDA less Patient Equipment Capex was $30.6 million for the three months ended June 30, 2020 compared to $18.1 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, Adjusted EBITDA less Patient Equipment Capex for PCS was a loss of $3.6 million, and excluding PCS, Adjusted EBITDA less Patient Equipment Capex was $34.2 million.

Adjusted EBITDA was $73.1 million for the six months ended June 30, 2020 compared to $57.7 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, Adjusted EBITDA for PCS was a loss of $8.1 million, and excluding PCS, Adjusted EBITDA was $81.2 million.

Adjusted EBITDA less Patient Equipment Capex was $48.1 million for the six months ended June 30, 2020 compared to $35.0 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, Adjusted EBITDA less Patient Equipment Capex for PCS was a loss of $8.1 million, and excluding PCS, Adjusted EBITDA less Patient Equipment Capex was $56.2 million.

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

The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

			(Unaudited)
Net income (loss) attributable to AdaptHealth Corp.	$4,033	$(2,083)	$3,875	$(7,884)
Income attributable to noncontrolling interests	3,136	361	3,560	709
Interest expense excluding change in fair value of interest rate swaps	7,482	7,901	15,420	11,458
Interest expense - change in fair value of interest rate swaps	—	6,734	—	9,437
Income tax expense	1,819	1,998	2,926	4,417
Depreciation, including patient equipment depreciation	18,374	13,234	35,114	28,206
EBITDA	34,844	28,145	60,895	46,343
Loss on extinguishment of debt (a)	—	—	—	2,121
Equity-based compensation expense (b)	3,244	183	5,467	5,406
Transaction costs (c)	3,541	434	6,399	2,950
Severance (d)	1,905	547	2,324	688
Other non-recurring (income) expense (e)	(900)	171	(1,991)	188
Adjusted EBITDA	42,634	29,480	73,094	57,696
Less: Patient equipment capex (f)	(12,068)	(11,405)	(25,035)	(22,648)
Adjusted EBITDA less Patient Equipment Capex	$30,566	$18,075	$48,059	$35,048

(a)	Represents write offs of deferred financing costs related to refinancing of debt.

(b)	Represents amortization of equity-based compensation to employees, including expense resulting from accelerated vesting and modification of certain awards incurred in 2019.
(c)	Represents transaction costs related to acquisitions and the 2019 Recapitalization.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	The three months ended June 30, 2020 consists of a $0.9 million reduction in the fair value of an earnout liability. The six months ended June 30, 2020 includes $2.9 million of reductions in the fair value of earnout liabilities, a $0.6 million gain in connection with the sale of a cost method investment, offset by a $1.5 million expense associated with the PCS Transition Services Agreement.
(f)	Represents the value of the patient equipment obtained during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

Liquidity and Capital Resources

AdaptHealth’s principal sources of liquidity are its operating cash flows, borrowings under its credit agreements and other debt arrangements, and proceeds from equity issuances. AdaptHealth has used these funds to meet its capital requirements, which consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, acquisitions and debt service. AdaptHealth’s future capital expenditure requirements will depend on many factors, including its patient volume and revenue growth rates.

AdaptHealth’s capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up.

AdaptHealth may be required to seek additional equity or debt financing in connection with its business growth. In addition, the COVID-19 pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive. In the event that additional financing is required from outside sources, AdaptHealth may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, AdaptHealth’s business, results of operations, and financial condition would be materially and adversely affected.

AdaptHealth believes that its expected operating cash flows, together with its existing cash, cash equivalents, and amounts available under its credit agreement, will continue to be sufficient to fund its operations and growth strategies for at least the next 12 months.

As of June 30, 2020, AdaptHealth had $110.6 million of cash and cash equivalents. To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of approximately $47 million which were made available by CMS under the CARES Act. In addition, in April 2020, AdaptHealth received distributions of the CARES Act provider relief funds of approximately $17 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. In March 2020, AdaptHealth borrowed $20.0 million under its then existing credit facility as a precaution in light of the COVID-19 pandemic and such amount was repaid in April 2020. Also, as permitted under the CARES Act, AdaptHealth has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. The amount deferred at June 30, 2020 was $2.9 million.

At June 30, 2020, AdaptHealth had $307.7 million outstanding under its then existing credit facility, and on July 1, 2020, AdaptHealth amended its credit agreement and borrowed an additional $216.3 million as a term loan. Under the credit facility, AdaptHealth was subject to various agreements that contained a number of restrictive covenants that, among other things, imposed operating and financial restrictions on AdaptHealth. Financial covenants included a Consolidated Total Leverage Ratio and a Fixed Charges Coverage Ratio, as defined in the agreement. AdaptHealth was in compliance with all debt covenants as of June 30, 2020.

On July 6, 2020, AdaptHealth completed an underwritten public offering of 9.2 million shares of its Class A Common Stock at a price of $15.50 per share. In connection with the offering, AdaptHealth received proceeds of $134.0 million which were net of the underwriting discount.

On July 29, 2020, AdaptHealth completed an offering of $350.0 million aggregate principal amount of senior unsecured notes due 2028 (the Notes). The interest rate under the Notes is 6.125% per annum and the Notes will mature on August 1, 2028. Interest on the Notes will be payable on February 1st and August 1st of each year, beginning on February 1, 2021. The Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the Notes upon the sale of certain assets or upon specific kinds of changes of control.

On July 29, 2020, AdaptHealth refinanced its debt borrowings under its existing credit agreement and entered into a new credit agreement (the Credit Agreement). The Credit Agreement consists of a $250 million term loan (the Term Loan) and $200 million in commitments for revolving credit loans with a $15 million letter of credit sublimit (the Revolver), both with maturities in July 2025. The borrowing under the Term Loan requires quarterly principal repayments of $1.6 million beginning September 30, 2020 through June 30, 2022, increasing to $3.1 million beginning September 30, 2022 through June 30, 2025, and the unpaid principal balance is due at maturity in July 2025. No amounts were borrowed under the Revolver. Borrowings under the Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the Credit Agreement. Amounts borrowed under the Term Loan bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined). The Revolver carries a commitment fee during the term of the Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the Revolver based on the Consolidated Total Leverage Ratio.

Under the Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Fixed Charge Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, and non-compliance with healthcare laws. Any borrowing under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid may be reborrowed. Mandatory prepayments are required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met.

In March 2019, AdaptHealth signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, AdaptHealth signed a promissory note agreement with a principal amount of $100.0 million (the “Promissory Note”). In November 2019, in connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100.0 million, and the investor converted certain of its members’ equity interests to a $43.5 million promissory note. The new $100.0 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. The outstanding principal balance under the New Promissory Note is due on the tenth anniversary of the closing date of the Business Combination and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum. Under the New Promissory Note, AdaptHealth had the option to pay 6% of the interest in cash and 6% Payment in Kind (PIK), and AdaptHealth elected to pay the PIK interest in cash during all periods through June 30, 2020. If AdaptHealth elects to prepay the New Promissory Note prior to the third anniversary of the Closing of the Business Combination, then such prepayment of the outstanding principal and accrued interest will be subject to a make-whole premium equal to 10% of the total amount of outstanding principal and accrued interest through the date of such prepayment. If AdaptHealth elects to prepay the New Promissory Note prior to the fourth anniversary but after the third anniversary of the Closing of the Business Combination, then such prepayment of outstanding principal and accrued interest will be subject to a make-whole premium equal to 5% of the total amount of outstanding principal and accrued interest through the date of such prepayment. In May 2020, AdaptHealth and the investor entered into a Put/Call Option and Consent Agreement (the Put/Call Agreement), pursuant to which certain put and call rights were granted to the parties with respect to shares of Class A Common Stock, shares of Class B Common Stock, and common units of AdaptHealth Holdings (each such common unit, together with one share of Class B Common Stock, a Consideration Unit) held by the investor. Pursuant to the Put/Call Agreement, during the period from the closing of AdaptHealth’s acquisition of Solara Medical Supplies LLC, which occurred on July 1, 2020 (the Solara Acquisition), until October 31, 2020 (the Option Period), the investor may require AdaptHealth to purchase up to 1,898,967 shares of Class A Common Stock and/or Consideration Units held by the investor (such shares of Class A Common Stock and Consideration Units, collectively, Interests) at a price per share of Class A Common Stock or per Consideration Unit equal to the greater of (x) $14.50 and (y) 85% of the 30-day volume-weighted average price per share of AdaptHealth’s Class A Common Stock on the date the exercise notice is delivered. During the Option Period, AdaptHealth may also require the investor to sell up to 1,898,967 of the Interests held by the investor to AdaptHealth at a price per share of Class A Common Stock or per Consideration Unit of $15.76. In addition, under the Put/Call Agreement, the investor waived certain consent rights under New Promissory Note, and AdaptHealth irrevocably agreed to pay all PIK interest payable under the New Promissory Note following the closing of the Solara Acquisition in cash rather than through an increase in the principal amount of the notes.

At June 30, 2020 and December 31, 2019, AdaptHealth had working capital of $6.5 million and $30.5 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the equipment and the services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statement of cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019

	(unaudited)
Net cash provided by operating activities	$111,008	$26,036
Net cash used in investing activities	(117,332)	(38,710)
Net cash provided by (used in) financing activities	40,033	(10,353)
Net increase (decrease) in cash and cash equivalents	33,709	(23,027)
Cash at beginning of period	76,878	25,186
Cash at end of period	$110,587	$2,159

Net cash provided by operating activities for the six months ended June 30, 2020 was $111.0 million compared to $26.0 million for the six months ended June 30, 2019, an increase of $85.0 million. The increase was the result of a $14.6 million improvement in net income (loss), a net decrease of $11.1 million in non-cash charges primarily from depreciation, non-cash interest expense relating to the Company’s interest rate swaps, equity-based compensation expense, write-off of deferred financing costs, and change in fair value of contingent consideration, a $1.0 million payment of contingent consideration, receipt of $46.0 million of recoupable advanced payments from CMS in connection with the CARES Act, receipt of $17.2 million pursuant to the CARES Act provider relief funds, and a net $19.3 million increase in cash resulting from the change in operating assets and liabilities, primarily resulting from the change in accounts receivable and accounts payable and accrued expenses for the period.

Net cash used in investing activities for the six months ended June 30, 2020 was $117.3 million compared to $38.7 million for the six months ended June 30, 2019. The use of funds in the six months ended June 30, 2020 consisted of $107.4 million for business acquisitions, primarily from the PCS, Healthline and Advanced acquisitions, $10.9 million for equipment and other fixed asset purchases, $1.0 million for the purchase of cost-method investments, offset by $2.0 million of cash proceeds from the sale of an investment. The use of funds in the six months ended June 30, 2019 consisted of $28.0 million for acquisitions, primarily from the Gould’s acquisition, and $10.7 million for equipment and other fixed asset purchases.

Net cash provided by financing activities for the six months ended June 30, 2020 was $40.0 million compared to net cash used in financing activities of $10.3 million for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2020 consisted of $70.0 million of borrowings from long-term debt and lines of credit, proceeds of $11.9 million from the exercise of warrants, offset by total repayments of $41.1 million on long-term debt and capital lease obligations, and payments to noncontrolling interests of $0.8 million. For the six months ended June 30, 2019, net cash used in financing activities was primarily related to the 2019 Recapitalization, and consisted of $319.5 million of borrowings from long-term debt and lines of credit, $20.0 million of proceeds from the sale of members’ interests, and proceeds of $100.0 million from the issuance of a note payable, offset by total repayments of $173.0 million on long-term debt, lines of credit and capital lease obligations, payments of $9.0 million for debt financing costs, payments of $0.8 million for equity issuance costs, payment of $3.7 million for the redemption of members’ interests, payment of $12.0 million for contingent consideration in connection with an acquisition, distributions to members of $250.0 million and payments to noncontrolling interests of $1.3 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to two material weaknesses in internal control over financial reporting relating to (1) the timeliness of our review controls over non-routine transactions that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Annual Report”) (the “Non-routine Transaction Material Weakness”) and (2) the design and maintenance of certain information technology (“IT”) general controls for certain information systems and applications that are relevant to the preparation of the financial statements (the “IT Material Weakness”). Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Material Weakness Remediation

With respect to the Non-routine Transaction Material Weakness, management continues to be actively engaged to take steps to remediate such material weakness, including (1) implementing processes to improve overall efficiency and accuracy of accounting and (2) hiring dedicated and experienced technical resources (including engaging a third-party consultant to assist management) to strengthen its corporate oversight over financial reporting and controls associated with complex accounting matters. While we have made significant progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

With respect to the IT Material Weakness, specifically, we did not maintain user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel. As a result, process-level controls that are dependent upon information derived from these IT applications, programs, and data are also determined to be ineffective. We have commenced the remediation of this material weakness, by modifying system access rights to re-assign privileged access rights to non-

business user IT personnel and limit the use of generic ID’s, particularly in instances where those ID’s possess privileged access rights, and implementing routine reviews of user system access and user re-certifications.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Risks Related to Our Business and Industry

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

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous other evolving factors that we may not be able to accurately predict, including:

●	the duration and scope of the pandemic;
●	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
●	the availability and cost to access the capital markets;
●	our ability to pursue, diligence, finance and integrate acquisitions,
●	our ability to comply with financial and operating covenants in our debt and operating lease agreements;
●	potential for goodwill impairment charges;
●	our ability to comply with the requirements necessary to retain the CARES Act provider relief funds we received;
●	the effect on our patients, physician and facility referral sources and demand for and ability to pay for medical services;
●	disruptions or restrictions on our employees’ ability to travel and to work, including as a result of their health and wellbeing;
●	availability of third-party providers to whom we outsource portions of our internal business functions, including billing and administrative functions relating to revenue cycle management; and
●	increased cybersecurity risks as a result of remote working condition.

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

AdaptHealth’s revenue could be impacted by federal and state changes to reimbursement and other Medicaid and Medicare policies.

AdaptHealth derived 32% of its revenue for the year ended December 31, 2019, and 26% of its revenue for each of the three and six months ended June 30, 2020, from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. For example, the Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. AdaptHealth may also be subject to pre-payment review of certain service lines or equipment segments as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.

As a result of the Public Health Emergency Declaration, National Emergency Declaration, and pursuant to the provisions of the CARES Act, among other things, CMS has issued regulatory guidance indicating enforcement discretion and flexibility regarding the provisions of items and services by Durable Medical Equipment, Prosthetics, Orthotics, & Supplies (“DMEPOS”) suppliers like AdaptHealth. These provisions have been announced through blanket waivers under Section 1135 of the Social Security Act, two Interim Final Rules with Requests for Comment on April 6, 2020 and May 8, 2020, respectively, and through numerous forms of subregulatory guidance. These provisions include modifications of various requirements under CMS regulations and Medicare and Medicaid program rules that aim to expand the capacity of healthcare providers and suppliers to deliver healthcare services while minimizing the risk of viral exposure. However, many of the provisions regarding documentation, coverage and flexibilities remain subject to further guidance and interpretation by CMS and Medicare Administrative Contractors (“MACs”), among others. Due to the speed with which this guidance was issued, neither CMS nor the MACs have fully addressed the impact of this guidance on medical review of claims or audits. CMS and MACs continue to update guidance regarding coverage criteria, documentation requirements, and in-person encounter requirements for Durable Medical Equipment (“DME”) through their websites and other media. CMS’s changes include the exercise of enforcement discretion with respect to the clinical conditions and face-to-face encounter requirements required under certain national and local coverage determinations applicable to certain items and supplies AdaptHealth offers. However, because these waivers and flexibilities may not fully describe the precise scope of the waiver or enforcement discretion, CMS, MACs and other Medicare or Medicaid auditors may challenge documentation for individual claims in pre-payment or post-payment audits. Further, the CMS or MACs may continue to modify or clarify this guidance during the COVID-19 pandemic in a way that affects AdaptHealth’s operations or cash flows. Because the guidance issued changes frequently, AdaptHealth may be required to modify its compliance process and operations to remain in compliance with such guidance.

The CARES Act also provides for a temporary suspension of reduced rates for items and services provided by AdaptHealth. Under existing regulations, CMS applies a blended payment rate for DME furnished in rural or noncontiguous non-competitive bidding areas. Pursuant to provisions of the CARES Act, through December 31, 2020 or the end of the public health emergency, whichever occurs later, that blended rate will be based on 50% of the adjusted fee schedule amount (adjusted based on competitively bid prices) and 50% of the unadjusted DMEPOS fee schedule amount. Under prior law, DME furnished in non-rural or contiguous areas would not have been eligible for this blended rate, and instead many DMEPOS suppliers would likely have experienced reduced payments reflecting competitively bid prices. The CARES Act introduces a new blended rate for DME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. For non-rural or contiguous non-competitive bidding areas, the blended rate will revert to 100% of the Medicare fee schedule at the end of the public health emergency, if the emergency ends before December 31, 2020. While these rate changes may provide temporary financial relief to AdaptHealth, this policy is only in effect temporarily.

The CARES Act temporarily suspends the 2% payment adjustment currently applied to all Medicare fee-for-service claims due to sequestration. The suspension is effective for claims with dates of service from May 1, 2020 through December 31, 2020. However, CMS and MACs may issue guidance or interpret the law in a manner that limits the scope of this provision in the CARES Act, which may adversely affect AdaptHealth. Additionally, the impact of the temporary suspension of sequestration for Medicare Advantage may depend on specific AdaptHealth individual contracts with Medicare Advantage Organizations.

AdaptHealth’s business may be adversely impacted by healthcare reform efforts, including repeal of or significant modifications to the ACA.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a number of laws that are intended to result in significant changes to the healthcare industry. However, there is significant uncertainty regarding the future of the Patient Protection and Affordable Care Act (“ACA”), the most prominent of these reform efforts. The law has been subject to legislative and regulatory changes and court challenges, and the current presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the ACA, its implementation or its interpretation. In 2017, the Tax Cuts and Jobs Acts was enacted, which, effective January 1, 2019, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire ACA was unconstitutional. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals upheld the lower court’s finding that the individual mandate is unconstitutional and remanded the case back to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it remains unclear when and how the Supreme Court will rule. These and other efforts to challenge, repeal or replace the ACA may result in reduced funding for state Medicaid programs, lower numbers of insured individuals, and reduced coverage for insured individuals. There is uncertainty regarding whether, when, and how the ACA will be further changed, what alternative provisions, if any, will be enacted, and the impact of alternative provisions on providers and other healthcare industry participants. Government efforts to repeal or change the ACA or to implement alternative reform measures could cause AdaptHealth’s revenues to decrease to the extent such legislation reduces Medicaid and/or Medicare reimbursement rates.

AdaptHealth is affected by continuing efforts by private third-party payors to control their costs. If AdaptHealth agrees to lower its reimbursement rates due to pricing pressures from private third-party payors, AdaptHealth’s financial condition and results of operations would likely deteriorate.

AdaptHealth derived approximately 57% of its revenue for the year ended December 31, 2019, and approximately 64% and 62% of its revenue for the three and six months ended June 30, 2020, respectively, from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and AdaptHealth may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.

Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.

AdaptHealth generated approximately 42% of its revenue for the year ended December 31, 2019, and approximately 36% of its revenue for each of the three and six months ended June 30, 2020, respectively, through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth generates a significant portion of its revenue from the provision of sleep therapy equipment and supplies to patients, and AdaptHealth’s success is therefore highly dependent its ability to furnish these items.

Approximately 58% of AdaptHealth’s revenue for the year ended December 31, 2019, and approximately 46% and 47% of AdaptHealth’s revenue for the three and six months ended June 30, 2020, respectively, was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies to treat their patients suffering from OSA. There can be no assurance that AdaptHealth will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand or to maintain meaningful market acceptance will harm its business and future prospects.

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

The majority of AdaptHealth’s payor contracts are subject to unilateral termination by either party on between 30 and 90 days’ prior written notice. Such contracts are routinely amended (sometimes by unilateral action by payors regarding payment policy), renegotiated, subjected to a bidding process with AdaptHealth’s competitors, or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed or a payor may enlarge its provider network or otherwise change the way it conducts its business in a way that adversely impacts AdaptHealth’s revenue. In other cases, a payor may reduce its provider network in exchange for lower payment rates. AdaptHealth’s revenue from a payor may also be adversely affected if the payor alters its utilization management expectations and/or administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third-party administrator, network manager or other intermediary. Any reduction in AdaptHealth’s projected home respiratory therapy/home medical equipment revenues as a result of these or other factors could lead to a reduction in AdaptHealth’s revenues. There can be no assurance that AdaptHealth’s payor contracts will not be terminated or altered in ways that are unfavorable to AdaptHealth as a result of renegotiation or such administrative changes. Payors may decide to refer business to their owned provider subsidiaries, such as specialty pharmaceuticals and/or HME networks owned by such payors or by third-party management companies. These activities could materially reduce AdaptHealth’s revenue from these payors.

If AdaptHealth fails to manage the complex and lengthy reimbursement process, its revenue, financial condition and results of operations could suffer.

Because AdaptHealth depends upon reimbursement from Medicare, Medicaid and third-party payors for a significant majority of its revenues, AdaptHealth’s revenue, financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that services are rendered and the time that the reimbursement amounts are settled. Depending on the payor, AdaptHealth may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and will not pay claims submitted after such deadlines. AdaptHealth cannot ensure that it will be able to effectively manage the reimbursement process and collect payments for its equipment and services promptly.

If CMS requires prior authorization or implements changes in documentation necessary for AdaptHealth’s products, AdaptHealth’s revenue, financial condition and results of operations could be negatively impacted.

CMS has established and maintains a Master List of Items Frequently Subject to Unnecessary Utilization of certain DMEPOS items identified as being subject to unnecessary utilization. This list identifies items that CMS has determined could potentially be subject to Prior Authorization as a condition of Medicare payment. Since 2012, CMS has also maintained a list of categories of DMEPOS items that require face-to-face encounters with practitioners and written orders before the DMEPOS supplier may furnish the items to beneficiaries. In a final rule issued in 2019, CMS combined and harmonized the two lists to create a single unified list (the “Master List”). CMS also reduced the financial threshold for inclusion on the Master List. With certain exceptions for reductions in Payment Threshold, items remain on the Master List for ten years from the date the item was added to the Master List. The presence of an item on the Master List does not automatically mean that prior authorization is required. Under the 2019 final rule, CMS selects items from the Master List for inclusion on the “Required Prior Authorization List.” The expanded Master List would increase the number of DMEPOS items potentially eligible to be selected for prior authorization, face-to-face encounter and written order prior to delivery requirements as a condition of payment. CMS has added certain items that are part of AdaptHealth’s product lines to the Master List and CMS may include the Company’s products on the Required Prior Authorization List. If CMS adds additional products to the Master List, expands the list of items subject to prior authorization, or expands face-to-face encounter requirements or provisions requiring a written order prior to deliver, these changes may adversely impact AdaptHealth’s revenue, financial condition and results from operations.

Reimbursement claims are subject to audits by various governmental and private payor entities from time to time and such audits may negatively affect AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth receives a substantial portion of its revenues from the Medicare program. Medicare reimbursement claims made by healthcare providers, including HME providers, are subject to audit from time to time by governmental payors and their agents, such as MACs that, among other things, process and pay Medicare claims, auditors contracted by CMS, and insurance carriers, as well as the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”), CMS and state Medicaid programs. These include specific requirements imposed by the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) Supplier Manuals, Medicare DMEPOS enrollment requirements and Medicare DMEPOS Supplier Standards. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors, including MACs, Recovery Audit Contractors (“RACs”), Unified Program Integrity Contractors (“UPICs”) and Zone Program Integrity Contractors (“ZPICs”), often conduct audits and request customer records and other documents to support our claims submitted for payment of services rendered and compliance with government program claim submission requirements. Some contractors are paid a percentage of the overpayments recovered. Negative audit findings or allegations of fraud or abuse may subject AdaptHealth or its individual subsidiaries to liability, such as overpayment liability, refunds or recoupments of previously paid claims, payment suspension, or the revocation of billing or payment privileges in governmental healthcare programs. If CMS or a state Medicaid agency determines that certain actions of the Company or an affiliated subsidiary present an undue risk of fraud, waste, or abuse, they may suspend the billing or payment privileges of the entity, deny the entity’s enrollment or revalidation for Medicare or Medicaid participation, and potentially deny the re-enrollments of other commonly owned entities. Such actions, if imposed on the Company or its subsidiaries, could materially and adversely impact the Company’s revenue, financial condition and results of operations.

In many instances, there are only limited publicly-available guidelines and methodologies for determining errors with certain audits. As a result, there can be a significant lack of clarity regarding required documentation and audit methodology. The clarity and completeness of each patient medical file, some of which is the work product of physicians not employed by AdaptHealth, is essential to successfully challenging any payment denials. For example, certain provisions under CMS guidance manuals, local coverage determinations, and the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and other government contractors have taken the position, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. If treating physicians do not adequately document, among other things, their diagnoses and plans of care, the risks that the Company will be subject to audits and payment denials are likely to increase. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual supplier and industry-wide perceived error rates. High error rates could lead to further audit activity and regulatory burdens, and could result in AdaptHealth making significant refunds and other payments to Medicare and other government programs. Accordingly, AdaptHealth’s future revenues and cash flows from government healthcare programs may be reduced. Private payors also may conduct audits and may take legal action to recover alleged overpayments. AdaptHealth could be adversely affected in some of the markets in which it operates if the auditing payor alleges substantial overpayments were made to AdaptHealth due to coding errors or lack of documentation to support medical necessity determinations. AdaptHealth cannot currently predict the adverse impact these measures might have on its financial condition and results of operations, but such impact could be material.

Moreover, provisions of the ACA implemented by CMS require that overpayments be reported and returned within 60 days of the date on which the overpayment is “identified.” Any overpayment retained after this deadline may be considered an “obligation” for purposes of the False Claims Act, liability for which can result in the imposition of substantial fines and penalties. CMS currently requires a six-year “lookback period,” for reporting and returning overpayments.

On June 26, 2020, a subsidiary of AdaptHealth (acquired in November 2019) received a notice of suspension of Medicare payment privileges from the CMS UPIC for the western jurisdiction. The notice stated that the suspension was based upon a determination that such subsidiary, a single supplier entity, billed for services which were not rendered and/or were medically unnecessary, and improperly solicited beneficiaries. The Company plans to submit a rebuttal to this determination; however there can be no assurance that it will be successful in reinstating such payment privileges. The subsidiary will not be paid for items provided to Medicare beneficiaries until the suspension is lifted. The supplier entity represents less than two percent (2%) of the Company’s annual revenue. The Company does not believe that this suspension will have a material adverse effect on the Company.

AdaptHealth cannot currently predict the adverse impact, if any, that these audits, determinations, methodologies and interpretations might have on its financial condition and results of operations.

Significant reimbursement reductions and/or exclusion from markets or product lines could adversely affect AdaptHealth.

All Medicare DMEPOS Competitive Bidding Program contracts expired on December 31, 2018, and, as a result, there is a temporary gap in the entire DMEPOS Competitive Bidding Program that CMS has stated will last until December 31, 2020.

On March 7, 2019, CMS announced plans to consolidate the competitive bidding areas (“CBAs”) included in the Round 1 2017 and Round 2 Recompete DMEPOS Competitive Bidding Programs into a single round of competition named “Round 2021.” Round 2021 contracts are scheduled to become effective on January 1, 2021, and extend through December 31, 2023. The bid window for the Round 2021 DMEPOS Competitive Bidding Program closed on September 18, 2019.

On April 10, 2020, CMS announced that due to the novel COVID-19 pandemic, it removed the non-invasive ventilators (“NIV”) product category from the Round 2021 DMEPOS Competitive Bidding Program. A NIV is a ventilator used with a non-invasive interface (e.g., mask) in contrast to an invasive interface (e.g., tracheostomy tube). By removing NIVs from Round 2021 of the DMEPOS Competitive Bidding Program, any Medicare-enrolled DMEPOS supplier can furnish any of the types of ventilators covered under the Medicare program. CMS announced it was removing NIVs from Round 2021 of the DMEPOS Competitive Bidding Program due to the novel COVID-19 pandemic, the President’s exercise of the Defense Production Act, public concern regarding access to ventilators, and the NIV product category being new to the DMEPOS Competitive Bidding Program.

For each CBA, providers will submit bids to CMS offering to supply certain covered items of DME in the CBA at certain prices. A number of products in AdaptHealth’s product lines are included on the list of products subject to Round 2021. For the year ended December 31, 2019 and the six months ended June 30, 2020, AdaptHealth estimates that approximately $145.0 million and $75.0 million, respectively, of revenue was generated with respect to covered items in competitive bidding areas subject to Round 2021. These estimates exclude amounts generated in non-rural and rural non-bid areas, as well as products not currently part of the DMEPOS Competitive Bidding Program. As part of the competitive bidding process, single payment amounts (“SPAs”) replace the current Medicare durable medical equipment fee schedule payment amounts for selected items in certain areas of the country. The SPAs are determined by using bids submitted by DME suppliers. CMS will select winning bidders based upon the CMS-determined demand in each CBA, and the price assigned to the winning bidders shall be the price submitted by the final bidder accepted to meet such CBA’s volume demand. Successful bidders are expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the respective acquisition area (there are, however, regulations in place that allow non-contracted suppliers to continue to provide equipment and services to their existing customers at the new prices determined through the bidding process). Competitive bidding contracts are expected to be re-bid at least every three years. CMS is required to award contracts to multiple entities submitting bids in each area for an item or service, but has the authority to limit the number of contractors in a competitive acquisition area to the number it determines to be necessary to meet projected demand. AdaptHealth’s exclusion from certain markets or product lines could materially adversely affect its financial condition and results of operations.

The competitive bidding process has historically put pressure on the amount AdaptHealth is reimbursed in the markets in which it exists, as well as in areas that are not subject to the DMEPOS Competitive Bidding Program. The rates required to win future competitive bids could continue to depress reimbursement rates. AdaptHealth will continue to monitor developments regarding the DMEPOS Competitive Bidding Program. While AdaptHealth cannot predict the outcome of the DMEPOS Competitive Bidding Program on its business in the future nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, the program may materially adversely affect its financial condition and results of operations.

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

AdaptHealth’s success depends in large part on referrals from acute care hospitals, sleep laboratories, pulmonologist offices, skilled nursing facilities, hospice operators and other patient referral sources in the communities served by AdaptHealth. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. In addition, AdaptHealth’s relationships with referral sources are subject to federal and state healthcare laws such as the federal Anti-Kickback Statute and the Stark Law to the extent these services provide a financial benefit to or relieve a financial burden for a potential referral source, or are subsequently found not to be for fair market value. See “Risk Factors — Risks Related to Our Business and Industry — AdaptHealth is subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and AdaptHealth may become subject to such litigation. If AdaptHealth is unable to or has not fully complied with such laws, it could face substantial penalties.” However, there can be no assurance that other market participants will not attempt to steer patients to competing post-acute providers or otherwise limit AdaptHealth’s access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute care hospitals, and other post-acute providers may hinder patient referrals to AdaptHealth. AdaptHealth’s growth and profitability depend on its ability to establish and maintain close working relationships with patient referral sources and to increase awareness and acceptance of the benefits of inpatient rehabilitation, home health, and hospice care by its referral sources and their patients. There can be no assurance that AdaptHealth will be able to maintain its existing referral source relationships or that it will be able to develop and maintain new relationships in existing or new markets. AdaptHealth’s loss of, or failure to maintain, existing relationships or its failure to develop new relationships could adversely affect its ability to grow its business and operate profitably.

Failure by AdaptHealth to successfully design, modify and implement technology-based and other process changes to maximize productivity and ensure compliance could ultimately have a significant negative impact on AdaptHealth’s financial condition, reputation and results of operations.

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

AdaptHealth’s business depends on its information systems, including software licensed from third parties, and any failure or significant disruptions of these systems, security breaches or loss of data could materially affect our business, results of operations and financial condition.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, AdaptHealth may face increased cybersecurity risks due to its reliance on internet technology and the number of its employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. AdaptHealth can provide no assurance that its current information technology systems, or those of the third parties upon which it relies, are fully protected against cybersecurity threats. It is possible that AdaptHealth or its third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. If AdaptHealth experiences a reduction in the performance, reliability, or availability of its information systems, its operations and ability to process transactions and produce timely and accurate reports could be adversely affected. If AdaptHealth experiences difficulties with the transition and integration of information systems or is unable to implement, maintain, or expand its systems properly, AdaptHealth could suffer from, among other things, operational disruptions, delays, cessation of service, regulatory problems, increases in administrative expenses and other harm to its business and competitive position.

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

For example, on June 28, 2019, Solara determined that an unauthorized third-party gained access to a limited number of employee Microsoft Office accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Investigations by applicable regulators are ongoing, and Solara is defending a class action regarding the incident in federal court. At this time, we cannot predict the outcome of any such investigation or litigation, although responding to these matters or any unfavorable outcome in connection therewith could have an adverse impact on AdaptHealth’s financial condition and results of operations following consummation of the Solara Acquisition.

Any successful cyber security attack or other unauthorized attempt to access AdaptHealth’s or its acquisition targets’ systems or facilities also could result in negative publicity which could damage its reputation or brand with its patients, referral sources, payors or other third parties and could subject AdaptHealth to substantial penalties under HIPAA and other federal and state data protection laws, in addition to private litigation with those affected. Failure to maintain the security and functionality of AdaptHealth’s information systems and related software, or a failure to defend a cyber security attack or other attempt to gain unauthorized access to AdaptHealth’s or its acquisition targets’ systems, facilities or patient health information, could expose AdaptHealth to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in AdaptHealth’s operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the Office of Inspector General or state attorneys general), private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which could adversely impact AdaptHealth’s financial condition and results of operations.

AdaptHealth experiences competition from numerous other home respiratory and mobility equipment providers, and this competition could adversely affect its revenues and its business.

The home respiratory and mobility equipment markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. The primary competitive factors are quality considerations such as responsiveness, access to payor contracts, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of AdaptHealth’s competitors may now or in the future have greater financial or marketing resources than AdaptHealth. In addition, in certain markets, competitors may have more effective sales and marketing activities. AdaptHealth’s largest national home respiratory/home medical equipment provider competitors include AeroCare Holdings, Inc., Apria Healthcare Group Inc., Lincare Holdings Inc. and Rotech Healthcare Inc. The rest of the homecare market in the United States consists of regional providers and product-specific providers, as well as numerous local organizations. Hospitals and health systems are routinely looking to provide coverage and better control of post-acute healthcare services, including homecare services of the types AdaptHealth provides. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value-based purchasing and other payment systems.

There are relatively few barriers to entry in local home healthcare markets, and new entrants to the home respiratory/home medical equipment markets could have a material adverse effect on AdaptHealth’s business, results of operations and financial condition. A number of manufacturers of home respiratory equipment currently provide equipment directly to patients on a limited basis. Such manufacturers have the ability to provide their equipment at prices below those charged by AdaptHealth, and there can be no assurance that such direct-to-patient sales efforts will not increase in the future or that such manufacturers will not seek reimbursement contracts directly with AdaptHealth’s third-party payors, who could seek to provide equipment directly to patients from the manufacturer. In addition, pharmacy benefit managers, including CVS Health Corporation and the OptumRx business of UnitedHealth Group Incorporated, could enter the HME market and compete with AdaptHealth. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and have publicly stated an interest in entering the healthcare market. In the event such companies enter the HME market, AdaptHealth may experience a loss of referrals or revenue.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal Ethics in Patient Referrals Act of 1989, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and, as applicable under state law, Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. The False Claims Act defines “knowingly” to include actual knowledge, acting in deliberate ignorance of the truth or falsity of information, or acting in deliberate disregard of the truth or falsity of information. False Claims Act liability includes liability for reverse false claims for avoiding or decreasing an obligation to pay or transmit money to the government. This includes False Claims liability for failing to report an return overpayments within 60 days of the date on which the overpayment is “identified.” Penalties under the False Claims Act can include exclusion from the Medicare program. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Suits filed under the False Claims Act, known as qui tam actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical and healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

HIPAA, and its implementing regulations, also created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

From time to time, AdaptHealth has been and is involved in various governmental audits, investigations and reviews related to its operations. Reviews and investigations can lead to government actions, resulting in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way AdaptHealth conducts business, loss of licensure or exclusion from participation in Medicare, Medicaid or other government programs. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement, or Corporate Integrity Agreement (“CIA”). If AdaptHealth fails to comply with applicable laws, regulations and rules, its financial condition and results of operations could be adversely affected. Furthermore, becoming subject to these governmental investigations, audits and reviews may result in substantial costs and divert management’s attention from the business as AdaptHealth cooperates with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues.

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

Actual or perceived failures to comply with applicable data protection, privacy and security, and consumer protection laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.

Numerous federal and state laws and regulations addressing patient privacy and consumer privacy, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. Such laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. As a result, AdaptHealth’s practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by AdaptHealth or any of its third-party partners or service providers to comply with privacy policies or federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which they may be subject, or other legal obligations relating to privacy or consumer protection, could adversely affect AdaptHealth’s reputation, brand and business, and may result in claims, proceedings or actions against AdaptHealth by governmental entities, consumers, users, suppliers or others. These proceedings may result in financial liabilities or may require AdaptHealth to change its operations, including ceasing the use or sharing of certain data sets.

HIPAA and the HITECH Act, and their implementing regulations, require AdaptHealth to comply with standards for the use and disclosure of health information within AdaptHealth and with third parties. HIPAA and the HITECH Act also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility, payment information, and privacy and security of individually identifiable health information.

HIPAA requires healthcare providers, including AdaptHealth, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed. The HITECH Act included notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations. HIPAA also provides for criminal penalties.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for protected health information and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase AdaptHealth’s compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require AdaptHealth to publish statements that describe how it handles personal information and choices individuals may have about the way AdaptHealth handles their personal information. If such information that AdaptHealth publishes is considered untrue, it may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act.

Under the Federal CAN-SPAM Act, the Telephone Consumer Protection Act of 1991 (“TCPA”) and the Telemarketing Sales Rule and Medicare regulations, AdaptHealth is limited in the ways in which it can market and service its products and services by use of email, text or telephone marketing. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the TCPA, a federal statute that protects consumers from unwanted telephone calls, faxes and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Additionally, state regulators may determine that telephone calls to patients of AdaptHealth are subject to state telemarketing regulations. If AdaptHealth does not comply with existing or new laws and regulations related to telephone contacts or patient health information, it could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which AdaptHealth handles healthcare-related data and communicates with payors, and the cost of complying with these standards could be significant. The scope and interpretation of the laws that are or may be applicable to the delivery of consumer phone calls, emails and text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity and our business, financial condition and results of operations could be adversely affected. Even an unsuccessful challenge of our phone, email or SMS text practices by our consumers, regulatory authorities or other third parties could result in negative publicity and could require a costly response from and defense by us.

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

Specific integration risks relating to the acquisition of other companies by AdaptHealth may include:

●	difficulties related to combining previously separate businesses into a single unit, including patient transitions, product and service offerings, distribution and operational capabilities and business cultures;
●	availability of financing to the extent needed to fund acquisitions;

●	customer loss and other general business disruption;
●	managing the integration process while completing other independent acquisitions or dispositions;
●	diversion of management’s attention from day-to-day operations;
●	assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;
●	failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements;
●	potentially substantial costs and expenses associated with acquisitions and dispositions;
●	failure to retain and motivate key employees;
●	coordinating research and development activities to enhance the introduction of new products and services;
●	difficulties in establishing and applying AdaptHealth’s internal control over financial reporting and disclosure controls and procedures to an acquired business;
●	obtaining necessary regulatory licenses and payor-specific approvals, which may impact the timing of when AdaptHealth is to bill and collect for services rendered;
●	AdaptHealth’s ability to transition patients in a timely manner may impact AdaptHealth’s ability to collect amounts for services rendered;
●	AdaptHealth’s estimates for revenue accruals during the integration of acquisitions may require adjustments in future periods as the transition of patient information is finalized; and
●	delays in obtaining new government and commercial payor identification numbers for acquired branches, resulting in a slowdown and/or loss of associated revenue.

In addition, AdaptHealth faces competition for acquisition candidates, which may limit the number of acquisition opportunities available to AdaptHealth or lead to the payment of higher prices for its acquisitions. There can be no assurance that AdaptHealth will be able to identify suitable acquisition opportunities in the future or that any such opportunities, if identified, will be consummated on favorable terms, if at all. Without successful acquisitions, AdaptHealth’s future growth rate could decline.

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

Goodwill represents a significant portion of AdaptHealth’s assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, we are required to write down all or a significant part of AdaptHealth’s goodwill, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. AdaptHealth had $342.9 million and $266.8 million of goodwill recorded on its Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, respectively. It is not possible at this time to determine if there will be any future impairment charge, or if there is, whether such charges would be material.

AdaptHealth may not be able to generate sufficient cash flow to cover required payments or meet operating covenants under its long-term debt and long-term operating leases.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under AdaptHealth’s long-term debt and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt or operating lease arrangements, which could harm its operating subsidiaries. AdaptHealth may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, AdaptHealth’s outstanding credit facility contains restrictive covenants and requires AdaptHealth to maintain or satisfy specified coverage tests. These restrictions and operating covenants include, among other things, requirements with respect to total leverage ratios and fixed charge coverage ratios. These restrictions, together with the restrictive covenants included in the BM Notes, may interfere with AdaptHealth’s ability to obtain additional advances under its existing credit facility or to obtain new financing or to engage in other business activities, which may inhibit AdaptHealth’s ability to grow its business and increase revenue. In addition, failure by AdaptHealth to comply with these restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of its debt.

AdaptHealth may need additional capital to fund its operating subsidiaries and finance its growth, and AdaptHealth may not be able to obtain it on acceptable terms, or at all, which may limit its ability to grow.

AdaptHealth’s ability to maintain and enhance its operating subsidiaries and equipment to meet regulatory standards, operate efficiently and remain competitive in its markets requires AdaptHealth to commit substantial resources to continued investment in its affiliated facilities and equipment. Additionally, the continued expansion of its business through the acquisition of existing facilities, expansion of existing facilities and construction of new facilities may require additional capital, particularly if AdaptHealth were to accelerate its acquisition and expansion plans. Financing may not be available or may be available only on terms that are not favorable. In addition, some of AdaptHealth’s outstanding indebtedness restricts, among other things, its ability to incur additional debt. If AdaptHealth is unable to raise additional funds or obtain additional funds on acceptable terms, it may have to delay or abandon some or all of its growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of the Common Stock.

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

Political and economic conditions, including significant global or regional developments such as economic and political events, international conflicts, natural disasters and public health crises that are out of AdaptHealth’s control, could adversely affect its revenue, financial condition and results of operations.

AdaptHealth’s business can be affected by a number of factors that are beyond its control, such as general geopolitical, economic and business conditions, financial services market conditions, and general political and economic developments, including slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven economic recovery, government actions impacting trade agreements including the imposition of trade restrictions such as tariffs and retaliatory counter measures, government deficit reduction, natural and other disasters and public health crises affecting the operations of AdaptHealth or its customers or suppliers. The COVID-19 pandemic may exacerbate many of these conditions. Any Medicare, Medicaid or third-party payor reimbursement reductions as a result of such factors could adversely impact AdaptHealth’s business, financial condition, results of operations, cash flow, capital resources and liquidity. Turmoil in the financial markets, including in the capital and credit markets, and any uncertainty over its breadth, depth and duration may put pressure on the global economy and could have a negative effect on AdaptHealth’s business. Further, historical worldwide financial and credit turmoil could reduce the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could cause an economic recession in the United States or worldwide. If financial markets in the United States, Europe and Asia experience extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, governments may take unprecedented actions intended to address extreme market conditions that may include severely restricted credit and declines in real estate values. If conditions in the global economy, U.S. economy or other key vertical or geographic markets are weak or uncertain, AdaptHealth could experience material adverse impacts on its revenue, financial condition and results of operations.

If AdaptHealth’s subsidiary fails to comply with the terms of its Corporate Integrity Agreement, it could be subjected to substantial monetary penalties or suspension or termination from participation in the Medicare and Medicaid programs.

Braden Partners, L.P. (“BP”), d/b/a Pacific Pulmonary Services (“PPS”), which was acquired by AdaptHealth in May 2018, entered into a five-year CIA with the OIG-HHS, effective March 31, 2017, concurrent with the execution of a settlement agreement with the United States, acting through the DOJ and on behalf of the OIG-HHS. The CIA imposes certain compliance, auditing (including by an independent review organization), self-reporting and training requirements with which BP must comply. If BP fails to comply with the terms of its CIA, it could be subjected to substantial monetary penalties and/or suspension or exclusion from participation in federal healthcare programs. Any such suspension, exclusion or termination would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on the results of BP’s operations. The imposition of monetary penalties and/or termination of contracts with respect to BP could adversely affect AdaptHealth’s profitability and financial condition. The CIA has a five-year term which is expected to expire by April 1, 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG-HSS confirmed that the CIA’s risk adjustment requirements and independent claims review would only apply to the operations of BP and therefore no operations of AdaptHealth or any other affiliate are subject to these CIA requirements following the acquisition.

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

We have no direct operations and no significant assets other than the ownership of a majority of the economic and voting interests in AdaptHealth Holdings. We depend on AdaptHealth Holdings and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations or to pay any dividends with respect to our Class A Common Stock. Legal and contractual restrictions in agreements governing the indebtedness of AdaptHealth Holdings and its subsidiaries may limit our ability to obtain cash from AdaptHealth Holdings. The earnings from, or other available assets of, AdaptHealth Holdings and its subsidiaries may not be sufficient to enable us to satisfy our financial obligations or pay any dividends on our Class A Common Stock. AdaptHealth Holdings is classified as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of AdaptHealth Units, including us. As a result, we generally will incur taxes on our allocable share of any net taxable income generated by AdaptHealth Holdings. Under the terms of the

A&R AdaptHealth Holdings LLC Agreement, AdaptHealth Holdings is obligated to make tax distributions to holders of AdaptHealth Units, including us, except to the extent such distributions would render AdaptHealth Holdings insolvent or are otherwise prohibited by law or the terms of AdaptHealth’s credit facility. In addition to our tax obligations, we also incur expenses related to our operations and our interests in AdaptHealth Holdings, including costs and expenses of being a publicly-traded company, all of which could be significant. To the extent that we require funds and AdaptHealth Holdings or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment.

As an active market for our Class A Common Stock continues to develop, the trading price of our Class A Common Stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our Class A Common Stock and our Class A Common Stock may trade at prices significantly below the price you paid for it. In such circumstances, the trading price of our Class A Common Stock may not recover and may experience a further decline.

Factors affecting the trading price of our Class A Common Stock may include:

●	the COVID-19 pandemic;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning AdaptHealth or the home medical equipment industry in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Class A Common Stock available for public sale;
●	any major change in our board of directors or management;
●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our Class A Common Stock, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our Class A Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

Certain of our principal stockholders have significant influence over us.

As of July 13, 2020, Everest Trust beneficially owns approximately 19.8% of our Class A Common Stock, assuming (i) the exchange of 27,978,020 AdaptHealth Units together with the same number of shares of Class B Common Stock for shares of Class A Common Stock and (ii) the exercise of 665,628 private placement warrants held by Clifton Bay Offshore Investments L.P. and 41,473 private placement warrants held by Quadrant Management, Inc. As of July 13, 2020, the OEP Purchaser beneficially owns approximately 23.6% of our Class A Common Stock, assuming the conversion of 39,706 shares of Series A Preferred Stock for shares of Class A Common Stock. As long as Everest Trust and/or the OEP Purchaser own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

The interests of Everest Trust and/or the OEP Purchaser may not align with the interests of our other stockholders. Each of Everest Trust and the OEP Purchaser is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Each of Everest Trust and the OEP Purchaser may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our second amended and restated certificate of incorporation provides that our stockholders and our directors, including any who were designated by any of our stockholders, other than any such persons who are employees of us or any of our subsidiaries, do not have any obligation to offer to us any corporate opportunity of which he or she may become aware prior to offering such opportunities to other entities with which they may be affiliated, subject to certain limited exceptions.

We will continue to incur significant increased expenses and administrative burdens as a result of being a public company, which could have a material adverse effect on our business, financial condition and results of operations.

We will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that AdaptHealth Holdings did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities AdaptHealth had not prior to the Business Combination. In addition, additional expenses associated with SEC reporting requirements will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Our ability to successfully operate our business is largely dependent upon the efforts of certain key personnel of AdaptHealth, including the key personnel of AdaptHealth who have stayed with us following the Business Combination. The loss of such key personnel could negatively impact our operations and financial results.

Our ability to successfully operate our business is dependent upon the efforts of certain key personnel of AdaptHealth. It is possible that AdaptHealth will lose some key personnel, the loss of which could negatively impact our operations and profitability. Furthermore, certain of the key personnel of AdaptHealth may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Because we have no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Class A Common Stock unless you sell our Class A Common Stock for a price greater than that which you paid for it.

We are required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.

The Tax Receivable Agreement, which we entered into at the Closing with the Blocker Sellers and the owners of units of AdaptHealth Holdings prior to the Closing other than the Blocker Companies (collectively, the “TRA Holders”), generally provides for the payment by us to the Blocker Sellers of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Access Point Medical, Inc. existing prior to the Business Combination; (ii) certain increases in tax basis resulting from exchanges of AdaptHealth Units; (iii) imputed interest deemed to be paid by us as a result of payments we make under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant and is dependent upon significant future events and assumptions, including the timing of the exchanges of AdaptHealth Units, the price of our Class A Common Stock at the time of each exchange, the extent to which such exchanges are taxable transactions and the amount of the exchanging TRA Holder’s tax basis in its AdaptHealth Units at the time of the relevant exchange. The amount of such cash payments is also based on assumptions as to the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. We are dependent on distributions from AdaptHealth Holdings to make payments under the Tax Receivable Agreement, and we cannot guarantee that such distributions will be made in sufficient amounts or at the times needed to enable us to make our required payments under the Tax Receivable Agreement, or at all. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement, and therefore, may accelerate payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the TRA Holders maintaining a continued ownership interest in AdaptHealth Holdings or us.

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

The TRA Holders may receive payments from us under the Tax Receivable Agreement upon any redemption or exchange of their AdaptHealth Units, including the issuance of shares of our Class A Common Stock upon any such redemption or exchange. As a result, the interests of the TRA Holders may conflict with the interests of holders of our Class A Common Stock. For example, the TRA Holders may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of TRA Holders even in situations where no similar considerations are relevant to us.

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

In addition, if we failed to meet Nasdaq’s listing requirements with respect to our Class A Common Stock, in addition to reduced liquidity, we and our stockholders could face significant material consequences including:

●	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock. As of July 13, 2020:

●	22,316,100 shares of Class A Common Stock which were either issued or may be issued upon the exchange of AdaptHealth Units are subject to restrictions on transfer under the terms of the 2019 Lock-Up Agreements, which will expire on August 8, 2020; and
●	Deerfield Private Design Fund IV and Richard Barasch collectively own 12,500,000 shares of Class A Common Stock, including a portion of the shares issuable upon conversion of the Series B-1 Preferred Stock held by Deerfield Private Design Fund IV, that are subject to restrictions on transfer under the terms of the Deerfield Subscription Agreement.

Pursuant to the Exchange Agreement, holders of AdaptHealth Units have the right to elect to exchange such AdaptHealth Units and their Class B Common Stock into shares of Class A Common Stock on a one-for-one basis, subject to the terms of the Exchange Agreement. Specifically, holders of AdaptHealth Units other than us will, at any time and from time to time, be able to exchange all or any portion of their AdaptHealth Units and Class B Common Stock for shares of Class A Common Stock by delivering a written notice to both us and AdaptHealth Holdings and surrendering such AdaptHealth Units and Class B Common Stock. We may, in our sole and absolute discretion, in lieu of delivering shares of Class A Common Stock for any AdaptHealth Units and Class B Common Stock surrendered for exchange, pay an amount in cash as set forth in the Exchange Agreement. Since the Closing of the Business Combination and as of July 13, 2020, the Company has issued 4,135,779 shares of Class A Common Stock to certain holders of AdaptHealth Units in exchange for an equal number of shares of Class B Common Stock and AdaptHealth Units pursuant to the Exchange Agreement.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we plan to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in the IPO, which would be December 31, 2023. AdaptHealth had net revenues for the year ended December 31, 2019 of approximately $529.6 million and its net revenues for the six months ended June 30, 2020 were $423.6 million. If we continue to expand our business through acquisitions and/or continue to grow revenues organically, we may cease to be an emerging growth company prior to December 31, 2023. For instance, we may exceed $1.07 billion in revenue for the year ended December 31, 2020 as a result of the acquisitions of Solara, ActivStyle and other potential acquisitions, meaning we would no longer be an emerging growth company as of December 31, 2020.

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

Our second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, other than any claim to enforce a duty or liability created by the Exchange Act or other claim for which federal courts have exclusive jurisdiction, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of the State of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. Our second amended and restated certificate of incorporation further provides that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These provisions may have the effect of discouraging lawsuits against our directors and officers. If a court were to find either exclusive forum provision in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. Although the Delaware Supreme Court recently held that exclusive forum provisions of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act are facially valid, courts in other jurisdictions may find such provisions to be unenforceable.

Risks Related to the Acquisitions

We may experience difficulties in integrating the operations of Solara and ActivStyle into our business and in realizing the expected benefits of the Acquisitions.

The success of the Acquisitions will depend in part on our ability to realize the anticipated business opportunities from combining the operations of Solara and ActivStyle with its business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect AdaptHealth’s ability to maintain relationships with customers, employees or other third parties, or its ability to achieve the anticipated benefits of the Acquisitions, and could harm its financial performance. If we are unable to successfully or timely integrate the operations of Solara and ActivStyle with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Acquisitions, and our business, results of operations and financial condition could be materially and adversely affected.

We have incurred significant costs in connection with the Solara Acquisition. The substantial majority of these costs are non-recurring expenses related to the Solara Acquisition. We may incur additional costs in the integration of ActivStyle and Solara’s businesses, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Acquisitions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as follows, we had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K.

Unit Exchanges

Since the Closing of the Business Combination and as of June 30, 2020, the Company has issued 3,605,049 shares of Class A Common Stock to certain holders of AdaptHealth Units in exchange for an equal number of shares of Class B Common Stock and AdaptHealth Units pursuant to the Exchange Agreement. The shares of Class A Common Stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Plan-Related Issuances

Since the Closing of the Business Combination, the Company has approved the grant to certain of its officers and directors of 504,186 restricted shares of Class A Common Stock. The shares of Class A Common Stock were issued pursuant to the exemption from registration contained in Regulation D under Section 3(b) of the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Merger Agreement, dated as of July 8, 2019, by and among the Company, DFB Merger Sub LLC, AdaptHealth Holdings, the Blocker Companies, AH Representative LLC and, solely for the purposes specified therein, the Blocker Sellers (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

2.2

Amendment No. 1 to Merger Agreement, dated as of October 15, 2019, by and among the Company, DFB Merger Sub LLC, AdaptHealth Holdings, the Blocker Companies, AH Representative LLC and, solely for the purposes specified therein, the Blocker Sellers (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019)

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

3.4

Certificate of Designations of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

3.5

Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).

3.6

Certificate of Designations of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).

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

4.5

Amendment to Registration Rights Agreement, dated as of June 24, 2020, by and among the Company, Deerfield Private Design Fund IV, L.P. and the other persons listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

4.6

Amended and Restated Registration Rights Agreement, dated as of July 1, 2020, by and among the Company, OEP AHCO Investment Holdings, LLC, Deerfield Partners, L.P., Deerfield Private Design Fund IV, L.P. and the other persons listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).

4.7

Indenture, dated as of July 29, 2020, by and among AdaptHealth LLC, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).

10.1

Exchange Agreement, dated November 8, 2019, by and among AdaptHealth Holdings, the Company and the other persons listed therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.2

Tax Receivable Agreement, dated November 8, 2019, by and among AdaptHealth Holdings, the Company and the other persons listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

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

10.19+

Securities Purchase Agreement, dated as of November 21, 2019, by and among AdaptHealth LLC, McKesson Medical-Surgical, Inc., NRE Holding Corporation and McKesson Patient Care Solutions, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2020).

10.20

Investment Agreement, dated as of May 25, 2020, by and among the Company, OEP AHCO Investment Holdings, LLC and, solely for purposes of Section 3.10, One Equity Partners VII, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.21

Put/Call Option and Consent Agreement, dated as of May 25, 2020, by and among the Company, AdaptHealth Holdings LLC, BlueMountain Foinaven Master Fund L.P., BMSB L.P., BlueMountain Fursan Fund L.P. and BlueMountain Summit Opportunities Fund II (US) L.P (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.22+

Stock Purchase Agreement and Plan of Merger, dated May 25, 2020, by and among AdaptHealth Corp., AdaptHealth LLC, Eleanor Merger Sub, LLC, Solara Holdings, LLC and LCP Solara Blocker, LLC, in its capacity as Blocker Seller and the Representative (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 29, 2020).

10.23

Amendment No. 1 to Stock Purchase Agreement and Agreement and Plan of Merger, dated as of June 24, 2020, by and among AdaptHealth LLC and LCP Solara Blocker Seller, LLC (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 29, 2020).

10.24

Exchange Agreement, dated as of June 24, 2020, by and between AdaptHealth Corp. and Deerfield Private Design Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.25

Investment Agreement, dated as of June 24, 2020, by and between AdaptHealth Corp. and Deerfield Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.26

Incremental Term Loan Amendment to the Third Amended and Restated Credit and Guaranty Agreement, dated as of July 1, 2020, by and among CIT Finance LLC as administrative agent, the lenders party thereto, AdaptHealth LLC and the guarantors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).

10.27

Credit Agreement, dated as of July 29, 2020, by and among AdaptHealth LLC, the guarantors party thereto and Regions Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).

10.28†

Employment Agreement, dated as of May 1, 2020, by and between the Company and Jason Clemens (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104 ***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

+ Portions of this exhibit (indicated by “[***]”) have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdaptHealth Corp.

August 6, 2020	By:	/s/ Luke McGee
Luke McGee
Chief Executive Officer and Director
(Principal Executive Officer)

August 6, 2020	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial and Accounting Officer)