Form 10-Q
period 2020-09-30
AdaptHealth Corp.
filed 2020-11-06
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, there were 63,882,204 shares of the Registrant’s Class A Common Stock issued and outstanding and 25,751,706 shares of the Registrant’s Class B Common Stock issued and outstanding.

ADAPTHEALTH CORP.

FORM 10-Q

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

“BM Blocker” means BM AH Holdings, LLC, a Delaware limited liability company;

“BM Notes” means, collectively, the Promissory Notes, dated as of November 8, 2019, and Amended and Restated Promissory Notes, dated as of March 20, 2019, issued by AdaptHealth Holdings in favor of affiliates of BlueMountain Capital Management, LLC, which amended and restated the Promissory Notes, dated as March 20, 2019, issued by AdaptHealth Holdings in favor of affiliates of BlueMountain Capital Management, LLC;

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

“OEP Purchaser” means OEP AHCO Investment Holdings, LLC, a Delaware limited liability company;

“Put/Call Agreement” means the Put/Call Option and Consent Agreement, dated as of May 25, 2020, by and among the Company, AdaptHealth Holdings, BlueMountain Foinaven Master Fund L.P., BMSB L.P., BlueMountain Fursan Fund L.P. and BlueMountain Summit Opportunities Fund II (US) L.P., as amended on October 16, 2020;

“Registration Rights Agreement” means the Registration Rights Agreement, dated as of November 8, 2019, by and among AdaptHealth, AdaptHealth Holdings, and certain investors party thereto, as amended on June 24, 2020;

“Series A Preferred Stock” means the series of preferred stock of the Company designated as “Series A Convertible Preferred Stock,” par value $0.0001 per share;

“Series B-1 Preferred Stock” means the series of preferred stock of the Company designated as “Series B-1 Convertible Preferred Stock,” par value $0.0001 per share;

“Series B-2 Preferred Stock” means the series of preferred stock of the Company designated as “Series B-2 Convertible Preferred Stock,” par value $0.0001 per share;

“Solara” means Solara Holdings, LLC, a Delaware limited liability company;

“Sponsor” means Deerfield/RAB Ventures LLC;

“Tax Receivable Agreement” means the Tax Receivable Agreement, dated as of November 8, 2019, by and among AdaptHealth, AdaptHealth Holdings, and holders of AdaptHealth Units; and

“Warrants” means, collectively, the warrants that were issued in our initial public offering (our “IPO”) pursuant to the registration statement declared effective on February 15, 2018 and which were redeemed on September 2, 2020 (the “public warrants”) and the warrants initially issued to our Sponsor in a private placement that occurred simultaneously with our IPO (the “private placement warrants”), which private placement warrants have been distributed from the Sponsor to its members.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$272,318	$76,878
Accounts receivable	147,335	78,619
Inventory	46,477	13,239
Prepaid and other current assets	18,255	12,679
Total current assets	484,385	181,415
Equipment and other fixed assets, net	101,656	63,559
Goodwill	810,480	266,791
Identifiable intangible assets, net	94,725	—
Other assets	6,466	6,851
Deferred tax assets	51,114	27,505
Total Assets	$1,548,826	$546,121
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$192,337	$102,728
Current portion of capital lease obligations	19,699	19,750
Current portion of long-term debt	8,479	1,721
Contract liabilities	13,231	9,556
Other liabilities	81,059	17,139
Total current liabilities	314,805	150,894
Long-term debt, less current portion	722,730	395,112
Other long-term liabilities	71,576	29,364
Total Liabilities	1,109,111	575,370
Commitments and contingencies (note 14)
Stockholders’ Equity (Deficit)
Class A Common Stock, par value of $0.0001 per share, 210,000,000 shares authorized; 62,680,967 and 40,816,292 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6	4
Class B Common Stock, par value of $0.0001 per share, 35,000,000 shares authorized; 25,874,704 and 31,563,799 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3	3
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 183,560 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	—
Additional paid-in capital	476,861	11,252
Accumulated deficit	(23,130)	(27,210)
Accumulated other comprehensive (loss) income	(5,111)	1,431
Total stockholders' equity (deficit) attributable to AdaptHealth Corp.	448,630	(14,520)
Noncontrolling interests in subsidiaries	(8,915)	(14,729)
Total stockholders' equity (deficit)	439,715	(29,249)
Total Liabilities and Stockholders' Equity (Deficit)	$1,548,826	$546,121

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$284,405	$136,451	$707,960	$380,103
Costs and expenses:
Cost of net revenue	240,720	114,797	604,777	317,174
General and administrative expenses	26,306	12,090	57,745	31,508
Depreciation and amortization, excluding patient equipment depreciation	4,120	840	6,398	2,439
Total costs and expenses	271,146	127,727	668,920	351,121
Operating income	13,259	8,724	39,040	28,982
Interest expense, net	12,406	10,756	27,826	31,651
Loss on extinguishment of debt	5,316	—	5,316	2,121
Income (loss) before income taxes	(4,463)	(2,032)	5,898	(4,790)
Income tax expense (benefit)	(636)	1,027	2,290	5,444
Net income (loss)	(3,827)	(3,059)	3,608	(10,234)
Income (loss) attributable to noncontrolling interests	(1,338)	627	2,222	1,336
Net income (loss) attributable to AdaptHealth Corp.	$(2,489)	$(3,686)	$1,386	$(11,570)

Weighted average common shares outstanding - basic	57,372	21,721	47,986	19,130
Weighted average common shares outstanding - diluted	57,372	21,721	50,848	19,130

Basic earnings (loss) per share (1)	$(0.04)	$(0.17)	$0.03	$(0.60)
Diluted earnings (loss) per share (1)	$(0.04)	$(0.17)	$0.02	$(0.60)

(1)	The Company's preferred stock are considered participating securities and are therefore excluded from the earnings per share calculation under the two-class method (see Note 11 to the unaudited consolidated interim financial statements).

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(3,827)	$(3,059)	$3,608	$(10,234)
Other comprehensive loss:
Interest rate swap agreements, inclusive of reclassification adjustment	925	850	(11,558)	850
Comprehensive income (loss)	(2,902)	(2,209)	(7,950)	(9,384)

Income (loss) attributable to noncontrolling interests	(1,338)	627	2,222	1,336
Comprehensive income (loss) attributable to AdaptHealth Corp.	$(1,564)	$(2,836)	$(10,172)	$(10,720)

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED)

									Controlling		Accumulated
							Additional		interest		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2019	40,816	$4	31,564	$3	—	$—	$11,252	$—	$—	$(27,210)	$1,431	$(14,729)	$(29,249)
Issuance of Class A Common Stock for an acquisition	387	—	—	—	—	—	6,248	—	—	—	—	—	6,248
Exchange of Class B Common Stock for Class A Common Stock	1,000	—	(1,000)	—	—	—	(361)	—	—	—	—	361	—
Exercise of warrants	1,092	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	59	—	—	—	—	—	2,223	—	—	—	—	—	2,223
Net income (loss)	—	—	—	—	—	—	—	—	—	(158)	—	424	266
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	2,482	—	—	—	—	—	2,482
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(6,570)	(4,847)	(11,417)
Balance, March 31, 2020	43,354	$4	30,564	$3	—	$—	$21,844	$—	$—	$(27,368)	$(5,139)	$(18,791)	$(29,447)
Exchange of Class B Common Stock for Class A Common Stock	2,055	—	(2,055)	—	—	—	(1,580)	—	—	—	—	1,580	—
Exercise of warrants	1,034	1	—	—	—	—	11,882	—	—	—	—	—	11,883
Equity-based compensation	32	—	—	—	—	—	3,244	—	—	—	—	—	3,244
Exchange of Class A Common Stock for Series B-1 Preferred Stock	(15,810)	(2)	—	—	158	1	1	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(800)	(800)
Net income	—	—	—	—	—	—	—	—	—	4,033	—	3,136	7,169
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	2,223	—	—	—	—	—	2,223
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(656)	(410)	(1,066)
Balance, June 30, 2020	30,665	$3	28,509	$3	158	$1	$37,614	$—	$—	$(23,335)	$(5,795)	$(15,285)	$(6,794)
Issuance of Class A Common Stock for acquisitions	4,344	1	—	—	—	—	83,280	—	—	—	—	—	83,281
Sale of Class A Common Stock and Series A Preferred Stock, net of offering costs of $1,639	10,930	1	—	—	75	—	223,360	—	—	—	—	—	223,361
Issuance of Class A Common Stock, net of offering costs of $9,558	9,200	1	—	—	—	—	133,041	—	—	—	—	—	133,042
Exchange of Class B Common Stock for Class A Common Stock	2,634	—	(2,634)	—	—	—	(7,467)	—	—	—	—	7,467	—
Exercise of warrants	1,979	—	—	—	—	—	12,612	—	—	—	—	—	12,612
Equity-based compensation	35	—	—	—	—	—	5,502	—	—	—	—	—	5,502
Conversion of Series B-2 Preferred Stock to Series B-1 Preferred Stock	—	—	—	—	(9)	—	—	—	—	—	—	—	—
Conversion of Series A Preferred Stock to Class A Common Stock	2,888	—	—	—	(40)	—	—	—	—	—	—	—	—
Class A Common Stock issued in connection with Employee Stock Purchase Plan	6	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,489)	—	(1,338)	(3,827)
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	2,236	—	—	—	—	—	2,236
Equity activity resulting from the impact of other changes in ownership and deferred taxes	—	—	—	—	—	—	(10,623)	—	—	—	—	—	(10,623)
Equity activity resulting from the Put/Call Agreement	—	—	—	—	—	—	(2,694)	—	—	2,694	—	—	—
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	684	241	925
Balance, September 30, 2020	62,681	$6	25,875	$3	184	$1	$476,861	$—	$—	$(23,130)	$(5,111)	$(8,915)	$439,715

									Controlling		Accumulated
							Additional		interest		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2018	—	$—	—	$—	—	$—	$—	$113,274	$(13,371)	$—	$—	$2,865	$102,768
Issuance of members' interest, net of offering costs of $837	—	—	—	—	—	—	—	19,163	—	—	—	—	19,163
Redemption of members' interest	—	—	—	—	—	—	—	(2,112)	(1,601)	—	—	—	(3,713)
Equity-based compensation	—	—	—	—	—	—	—	5,223	—	—	—	—	5,223
Distributions to members	—	—	—	—	—	—	—	—	(250,000)	—	—	—	(250,000)
Net income (loss)	—	—	—	—	—	—	—	—	(5,801)	—	—	348	(5,453)
Balance, March 31, 2019	—	$—	—	$—	—	$—	$—	$135,548	$(270,773)	$—	$—	$3,213	$(132,012)
Equity-based compensation	—	—	—	—	—	—	—	183	—	—	—	—	183
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,338)	(1,338)
Net income (loss)	—	—	—	—	—	—	—	—	(2,083)	—	—	361	(1,722)
Balance, June 30, 2019	—	$—	—	$—	—	$—	$—	$135,731	$(272,856)	$—	$—	$2,236	$(134,889)
Equity-based compensation	—	—	—	—	—	—	—	400	—	—	—	—	400
Net income (loss)	—	—	—	—	—	—	—	—	(3,686)	—	—	627	(3,059)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	850	—	850
Balance, September 30, 2019	—	$—	—	$—	—	$—	$—	$136,131	$(276,542)	$—	$850	$2,863	$(136,698)

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$3,608	$(10,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	55,186	45,077
Equity-based compensation	10,969	5,806
Deferred income tax (benefit) expense	(564)	2,115
Change in fair value of interest rate swaps, net of reclassification adjustment	(2,130)	12,141
Change in fair value of contingent consideration	(2,900)	—
Payment of contingent consideration in connection with an acquisition	(1,000)	—
Amortization of intangible assets	2,675	—
Amortization of deferred financing costs	1,189	830
Amortization of bond discount	128	—
Imputed interest expense	46	—
Write-off of deferred financing costs	5,316	2,121
Gain on sale of investment	(591)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(19,251)	(17,250)
Inventory	(10,166)	(2,388)
Prepaid and other assets	(1,459)	(2,381)
Accounts payable and accrued expenses and other current liabilities	104,231	7,337
Net cash provided by operating activities	145,287	43,174
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(605,309)	(47,946)
Purchases of equipment and other fixed assets	(22,834)	(14,453)
Payments for investments in cost method companies	(1,000)	—
Proceeds from sale of investment	2,046	—
Net cash used in investing activities	(627,097)	(62,399)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	536,275	345,500
Repayments on long-term debt and lines of credit	(545,584)	(156,062)
Proceeds from the sale of Class A Common Stock and Series A Preferred Stock	225,000	—
Proceeds from the issuance of Class A Common Stock	142,600	—
Proceeds from the issuance of senior unsecured notes, net of related discount	343,875	—
Proceeds from exercise of warrants	24,495	—
Payments on capital leases	(29,710)	(28,660)
Payments for equity issuance costs	(11,197)	(837)
Payments of deferred financing costs	(6,754)	(9,028)
Distributions to noncontrolling interests	(800)	(1,338)
Payment of contingent consideration in connection with acquisitions	(200)	(13,000)
Payment of deferred purchase price in connection with an acquisition	(750)	—
Proceeds from issuance of promissory note payable	—	100,000
Proceeds from issuance of members' interests	—	20,000
Distributions to members	—	(250,000)
Payments for redemption of members' interests	—	(3,713)
Net cash provided by financing activities	677,250	2,862
Net increase (decrease) in cash and cash equivalents	195,440	(16,363)
Cash and cash equivalents at beginning of period	76,878	25,186
Cash and cash equivalents at end of period	$272,318	$8,823
Supplemental disclosures:
Cash paid for interest	$22,788	$15,769
Cash paid for income taxes	3,062	492
Noncash investing and financing activities:
Equipment acquired under capital lease obligations	$28,888	$29,565
Unpaid equipment and other fixed asset purchases at end of period	8,452	8,483
Equity consideration issued in connection with acquisitions	89,529	—
Contingent purchase price in connection with acquisitions	6,464	6,425
Seller note issued in connection with an acquisition	—	2,000
Deferred purchase price in connection with acquisitions	33	1,500

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(1)          General Information

AdaptHealth Corp. and subsidiaries (AdaptHealth or the Company), f/k/a DFB Healthcare Acquisitions Corp. (DFB), is a leading provider of home healthcare equipment, medical supplies to the home and related services in the United States. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment (HME) to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME medical devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

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

(e)          Valuation of Goodwill and Intangible Assets

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made in recent years. Goodwill is not amortized and is tested for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment review of goodwill during the fourth quarter of each year. The impairment testing can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform quantitative goodwill impairment testing. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any.

Definite-lived intangible assets consist of payor contracts, developed technology and tradenames. These assets are amortized using the straight-line method over their estimated useful lives, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. These assets are tested for impairment consistent with the Company’s long-lived assets. The following table summarizes the useful lives of the intangible assets acquired:

Payor contracts	10	years
Developed technology	5	years
Tradenames	5 to 10	years

(f)          Business Segment

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(g)        Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company is required to adopt the new standard for the annual reporting period beginning January 1, 2022, and interim reporting periods beginning January 1, 2023. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is still evaluating the impact on its results of operations and does not expect the adoption of this standard to have an impact on liquidity.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. This guidance aims to simplify accounting for income taxes, changes the accounting for certain income tax transactions, and makes minor improvements to the codification. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years, with early adoption permitted. Specific amendments in the guidance should be applied on retrospective or modified retrospective basis while other amendments should be applied on a prospective basis. The Company has elected to early adopt this guidance in the third quarter of 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. The standard is effective for fiscal years beginning after December 15, 2022, for smaller reporting companies, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

..

(2)         Revenue Recognition and Accounts Receivable

Revenue Recognition

The Company generates revenues for services and related products that the Company provides to patients for home medical equipment, related supplies, and other items. The Company’s revenues are recognized in the period in

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

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

The composition of net revenue by payor type for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Insurance	$175,418	$77,136	$438,034	$213,762
Government	81,967	43,679	193,725	122,358
Patient pay	27,020	15,636	76,201	43,983
Net revenue	$284,405	$136,451	$707,960	$380,103

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

The composition of net revenue by core service lines for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales revenue:
Sleep	$74,655	$59,117	$227,970	$156,677
Diabetes	52,887	—	64,566	—
Supplies to the home	44,579	1,966	100,479	5,910
Respiratory	5,152	1,397	26,034	4,121
HME	14,998	10,873	39,304	31,598
Other	14,869	9,711	38,725	26,710
Total net sales revenue	$207,140	$83,064	$497,078	$225,016

Net revenue from fixed monthly equipment reimbursements:
Sleep	$24,971	$20,761	$70,284	$57,762
Diabetes	946	—	946	—
Respiratory	32,269	19,646	88,132	60,084
HME	14,256	11,088	39,695	31,533
Other	4,823	1,892	11,825	5,708
Total net revenue from fixed monthly equipment reimbursements	$77,265	$53,387	$210,882	$155,087

Total net revenue:
Sleep	$99,626	$79,878	$298,254	$214,439
Diabetes	53,833	—	65,512	—
Supplies to the home	44,579	1,966	100,479	5,910
Respiratory	37,421	21,043	114,166	64,205
HME	29,254	21,961	78,999	63,131
Other	19,692	11,603	50,550	32,418
Total net revenue	$284,405	$136,451	$707,960	$380,103

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, the Company increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by the Centers for Medicare & Medicaid Services (CMS) under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) legislation, which was received in April 2020. The recoupment of such amount by CMS is expected to begin during 2021 and will be applied to services provided and revenue recognized during the period in which the recoupment occurs. In addition, in April 2020, the Company received distributions from the CARES Act provider relief funds of $17.2 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. The Company is currently in the process of determining how much of the CARES Act provider relief funds it will be entitled to based on the terms and conditions of the program, including recent guidance issued by the U.S. Department of Health and Human Services in October 2020. The total of the recoupable advance payments and the CARES Act provider relief funds of $63.0 million is included in other current liabilities in the consolidated balance sheets as of September 30, 2020.

Accounts Receivable

Due to the continuing changes in the healthcare industry and third-party reimbursement environment, certain estimates are required to record accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. The complexity of third-party

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

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

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. The Company recorded unbilled revenue of $18.5 million and $8.6 million as of September 30, 2020 and December 31, 2019, respectively.

(3)          Significant Transactions

Acquisitions

During the nine months ended September 30, 2020 and 2019, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The majority of the goodwill recorded during the nine months ended September 30, 2020 is expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized.

Nine Months Ended September 30, 2020

On January 2, 2020, the Company purchased 100% of the equity interests of the Patient Care Solutions business (PCS), a subsidiary of McKesson Corporation. PCS is a home medical equipment supplies business. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $17.4 million to accounts receivable, $0.5 million to equipment and other fixed assets, $0.1 million to goodwill, and $4.0 million of net liabilities to other working capital accounts.

On March 2, 2020, the Company purchased certain assets of the durable medical equipment business of Advanced Home Care, Inc. (Advanced). The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $21.0 million to equipment and other fixed assets, $2.7 million to inventory, $0.6 million to identifiable intangible assets, $35.8 million to goodwill, and $1.6 million of net liabilities to other working capital accounts. The acquisition of Advanced also includes a potential contingent payment of up to $9.0 million based on certain conditions after closing. The Company is in the process of determining the fair value of such contingent payment, and as such an estimated fair value was not included in the consideration paid as part of the Company’s preliminary acquisition accounting. The valuation of such contingent consideration is expected to be completed during the fourth quarter of 2020.

On July 1, 2020, the Company acquired 100% of the equity interests of Solara Medical Supplies, LLC (Solara). Solara is an independent distributor of continuous glucose monitors (“CGM”) in the United States and offers a comprehensive suite of direct-to-patient diabetes management supplies to patients throughout the country, including CGMs, insulin pumps and other diabetic supplies. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $12.1 million to cash, $15.1 million to accounts receivable, $15.0 million to inventory, $4.4 million to equipment and other fixed assets, $85.7 million to identifiable intangible assets, $347.1 million to goodwill, $22.4 million to accounts payable and accrued expenses, and $3.0 million of net liabilities to other working capital accounts.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

On July 1, 2020, the Company acquired 100% of the equity interests of ActivStyle, Inc. (ActivStyle). ActivStyle is a leading direct-to-consumer supply company that provides incontinence and urology products to patients throughout the United States. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $5.0 million to cash, $4.1 million to accounts receivable, $0.5 million to inventory, $1.0 million to equipment and other fixed assets, $10.1 million to identifiable intangible assets, $51.2 million to goodwill, $7.3 million to accounts payable and accrued expenses, and $0.9 million of assets to other working capital accounts.

In addition, during the period, the Company completed acquisitions of certain individually immaterial businesses, the results of which were immaterial to the Company’s results for the three and nine months ended September 30, 2020.

The following table summarizes the consideration paid for all acquisitions during the nine months ended September 30, 2020 (in thousands):

Cash consideration	$623,107
Equity consideration	89,529
Contingent consideration	6,464
Deferred payments	33
Total	$719,133

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. The Company is still evaluating the fair value of certain assets and liabilities for which provisional amounts were recorded and expects to finalize such evaluation either during the remainder of 2020 or during the first half of 2021. Based upon management’s evaluation, which is preliminary and subject to completion of working capital and other adjustments, the consideration paid was allocated as follows during the nine months ended September 30, 2020 (in thousands):

Cash	$17,798
Accounts receivable	49,464
Inventory	23,073
Prepaid and other current assets	4,254
Equipment and other fixed assets	42,852
Goodwill	543,689
Intangible assets	97,400
Accounts payable and accrued expenses	(47,759)
Contract liabilities	(3,675)
Other current liabilities	(5,069)
Other long-term liabilities	(1,186)
Capital lease obligations	(1,708)
Net assets acquired	$719,133

Nine Months Ended September 30, 2019

On January 2, 2019, the Company purchased 100% of the equity of Gould’s Discount Medical, LLC (Goulds). Goulds is a home medical equipment and supplies business. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $3.7 million to accounts receivable, $2.4 million to inventory, $1.7 million to equipment and other fixed assets, $19.1 million to goodwill, and $2.6 million of net liabilities to other working capital accounts. The total consideration paid included potential contingent consideration payments in an aggregate amount of up to $1.5 million based on certain conditions after closing, which was determined to be the estimated fair value of such liability at the acquisition date.

On July 5, 2019, the Company purchased certain assets relating to the durable medical equipment business of SleepMed Therapies, Inc. (SleepMed). SleepMed provides positive airway pressure devices and related supplies to

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

customers in their homes or other alternative site care facilities. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $0.3 million to inventory, $1.3 million to equipment and other fixed assets, $14.1 million to goodwill, and $0.3 million of net liabilities to other working capital accounts. The total consideration paid included potential contingent consideration payments in an aggregate amount of up to $4.0 million based on certain conditions after closing, which was determined to be the estimated fair value of such liability at the acquisition date.

In addition, during the period, the Company completed acquisitions of certain individually immaterial businesses, the results of which were immaterial to the Company’s results for the three and nine months ended September 30, 2019.

The following table summarizes the consideration paid for all acquisitions during the nine months ended September 30, 2019 (in thousands):

Cash consideration	$47,763
Seller note	2,000
Contingent consideration	6,425
Deferred payments	1,500
Total	$57,688

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid was allocated as follows during the nine months ended September 30, 2019 (in thousands):

Total
Cash	$117
Accounts receivable	3,404
Inventory	4,173
Prepaid and other current assets	12
Equipment and other fixed assets	10,238
Goodwill	43,883
Contract liabilities	(1,512)
Accounts payable and accrued expenses	(2,627)
Net assets acquired	$57,688

The Company finalized the valuation of the fair value of the net assets acquired for these acquisitions during the remainder of 2019. During the nine months ended September 30, 2019, the Company paid net cash of $0.3 million relating to working capital adjustments associated with businesses that were acquired during 2018 which was recorded as an increase to goodwill during the period.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

that may occur after the acquisitions, such as the impact of cost savings or other synergies that may result from these acquisitions, and does not include interest expense associated with debt incurred to fund the acquisitions.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$284,405	$255,731	$835,177	$732,999
Operating income	$13,259	$12,785	$53,600	$33,921

The pro-forma results for the three months ended September 30, 2020 are the same as the actual results in that period due to the acquisition dates of the significant acquisitions described above that occurred in that period.

Results of Businesses Acquired

The following table presents the amount of net revenue and operating income (loss) since the respective acquisition dates for the significant acquisitions described above that is included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$115,077	$16,137	$208,803	$33,732
Operating income (loss)	$4,637	$1,872	$(2,984)	$5,285

The operating loss for the nine months ended September 30, 2020 is primarily due to operating losses related to PCS.

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

Following the Closing of the Business Combination, the holders of Class A Common Stock owned an approximate 56% direct controlling interest, with the remaining 44% direct noncontrolling interest owned by the former owners of AdaptHealth Holdings in the form of common units representing limited liability company interests in AdaptHealth Holdings from and after the Closing (New AdaptHealth Units), which is presented as noncontrolling interest in the consolidated financial statements. These members hold common unit interests of AdaptHealth Holdings and a corresponding number of shares of non-economic Class B Common Stock, which enables the holder to one vote per share. The New AdaptHealth Units and a corresponding number of shares of Class B Common Stock are exchangeable on a one-to-one basis for shares of Class A Common Stock. The holders of New AdaptHealth Units owned an approximate 24% direct noncontrolling economic interest in AdaptHealth Holdings at September 30, 2020. This direct noncontrolling interest will continue to decrease as New AdaptHealth Units and a corresponding number of shares of Class B Common Stock are exchanged for shares of Class A Common Stock.

Other investments

During the nine months ended September 30, 2020, the Company paid an aggregate $1.0 million to acquire equity ownership and debt interests in certain companies. These investments are accounted for under the cost method of accounting.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Patient medical equipment	$151,634	$112,071
Delivery vehicles	7,150	4,461
Other	25,023	15,474
	183,807	132,006
Less accumulated depreciation	(82,151)	(68,447)
	$101,656	$63,559

(5)          Goodwill and Identifiable Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the nine months ended September 30, 2020 was as follows (in thousands):

Balance at December 31, 2019	$266,791
Acquired goodwill during the period	543,689
Balance at September 30, 2020	$810,480

The Company did not record any goodwill impairment charges during the three and nine months ended September 30, 2020 and 2019.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. There were no identifiable intangible assets at December 31, 2019. Identifiable intangible assets consisted of the following at September 30, 2020 (in thousands):

		Weighted-Average
		Remaining Life (Years)
Payor contracts, net of accumulated amortization of $1,500	$58,500	9.8
Developed technology, net of accumulated amortization of $345	6,655	4.8
Tradenames, net of accumulated amortization of $830	29,570	9.5
Identifiable intangible assets, net	$94,725

Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $2.7 million for both the three and nine months ended September 30, 2020. There was no amortization expense related to identifiable intangible assets for the three and nine months ended September 30, 2019.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending September 30,
2021	$10,650
2022	10,596
2023	10,596
2024	10,596
2025	10,124
Thereafter	42,163
Total	$94,725

The Company recorded no impairment charges related to identifiable intangible assets during the three and nine months ended September 30, 2020 and 2019.

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

The following table presents the valuation of the Company’s financial assets and liabilities as of September 30, 2020 and December 31, 2019 measured at fair value on a recurring basis. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3	Fair Value
September 30, 2020
Assets
Money market accounts	$198,919	$—	$—	$198,919
Total assets measured at fair value	$198,919	$—	$—	$198,919

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$3,789	$3,789
Acquisition-related contingent consideration-long term	—	—	13,346	13,346
Interest rate swap agreements-short term	—	5,890	—	5,890
Interest rate swap agreements-long term	—	11,877	—	11,877
Total liabilities measured at fair value	$—	$17,767	$17,135	$34,902

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Fair Value
December 31, 2019
Assets
Money market accounts	$54,015	$—	$—	$54,015
Total assets measured at fair value	$54,015	$—	$—	$54,015

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$4,825	$4,825
Acquisition-related contingent consideration-long term	—	—	9,900	9,900
Interest rate swap agreements-short term	—	2,157	—	2,157
Interest rate swap agreements-long term	—	6,182	—	6,182
Total liabilities measured at fair value	$—	$8,339	$14,725	$23,064

Interest Rate Swaps

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company’s interest rate swaps held as of September 30, 2020 and December 31, 2019 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. At September 30, 2020, contingent consideration liabilities of $3.8 million and $13.3. million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2019, contingent consideration liabilities of $4.8 million and $9.9 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the nine months ended September 30, 2020 and 2019 is as follows (in thousands):

Nine Months Ended September 30, 2020	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$14,725	$6,464	$(1,200)	$(2,900)	$46	$17,135

Nine Months Ended September 30, 2019	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$15,250	$6,425	$(13,000)	$(625)	$—	$8,050

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

The following table presents the Company’s hierarchy for non-financial assets measured at fair value on a non-recurring basis (in thousands):

	September 30,	December 31,
	2020	2019
Assets:
Goodwill (Level 3)	$810,480	$266,791
Identifiable intangible assets, net (Level 3)	94,725	—

The fair value allocation related to the Company’s acquisitions are determined using a discounted cash flow approach, or a replacement cost approach, which are based on significant unobservable inputs (Level 3). The Company estimates the fair value using the income approach (which is a discounted cash flow technique) or the cost approach. These valuation methods required management to make various assumptions, including, but not limited to, future profitability, cash flows, replacement costs, and discount rates. The Company’s estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential.

Developing discounted future cash flows in applying the income approach requires the Company to evaluate its intermediate to longer-term strategies, including, but not limited to, estimates of revenue growth, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows requires the selection of risk premiums, which can materially impact the present value of future cash flows.

The Company estimated the fair value of acquired intangible assets using discounted cash flow techniques that included an estimate of future cash flows, consistent with overall cash flow projections used to determine the purchase price paid to acquire the business, discounted at a rate of return that reflects the relative risk of the cash flows. The Company estimated the fair value of certain acquired intangible assets based on the cost approach using estimated costs consistent with historical experience. The Company believes the estimates and assumptions used in the valuation methods are reasonable.

(7)          Derivative Instruments and Hedging Activities

The Company records all derivatives on its consolidated balance sheet at fair value. As of September 30, 2020 and December 31, 2019, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional amount associated with the swap agreements was $250 million as of September 30, 2020 and December 31, 2019 and have maturity dates at certain dates through March 2024. Prior to August 22, 2019, the interest rate swap agreements were not designated as cash flow hedging instruments for accounting purposes and accordingly changes in fair value of the interest rate swap agreements were recorded in earnings. On August 22, 2019, the Company designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, subsequent to August 22, 2019, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The table below presents the fair value of the Company’s derivatives designated as hedging instruments as well as their classification in the consolidated balance sheets at September 30, 2020 and December 31, 2019 (in thousands):

		September 30, 2020	December 31, 2019

	Balance Sheet Location	Asset (Liability)
Interest rate swap agreements	Other current liabilities	$(5,890)	$(2,157)
Interest rate swap agreements	Other long-term liabilities	(11,877)	(6,182)
Total		$(17,767)	$(8,339)

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

During the three and nine months ended September 30, 2020, as a result of the effect of cash flow hedge accounting, the Company recognized income of $1.6 million and a loss of $9.4 million, respectively, in other comprehensive income (loss). In addition, during the three and nine months ended September 30, 2020, $0.7 million and $2.1 million, respectively, was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During each of the three and nine months ended September 30, 2019, as a result of the effect of cash flow hedge accounting, the Company recognized income of $1.1 million in other comprehensive income (loss). In addition, during each of the three and nine months ended September 30, 2019, $0.2 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2019, as a result of the effect of the Company’s derivative financial instruments that were not designated as hedging instruments, the Company recognized $2.9 million and $12.4 million, respectively, in interest expense, net in the accompanying consolidated statements of operations.

(8)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accounts payable	$144,804	$79,237
Employee related accruals	17,550	12,320
Accrued interest	10,294	4,022
Other	19,689	7,149
Total	$192,337	$102,728

(9)          Debt

The following is a summary of long term-debt as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Secured term loans	$250,000	$246,250
Revolving credit facility	—	12,000
Senior unsecured notes	350,000	—
Note payable	143,500	143,500
Other	666	1,725
Unamortized discount on senior unsecured notes	(5,997)	—
Unamortized deferred financing fees	(6,960)	(6,642)
	731,209	396,833
Current portion	(8,479)	(1,721)
Long-term portion	$722,730	$395,112

In July 2020, the Company refinanced its debt borrowings and entered into a new credit agreement with a new bank group (the Credit Agreement). The Credit Agreement consists of a $250 million term loan (the Term Loan) and $200 million in commitments for revolving credit loans with a $15 million letter of credit sublimit (the Revolver), both with maturities in July 2025. The amount borrowed under the Term Loan bears interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined in the Credit Agreement) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement). The Revolver carries a commitment fee during the term of the Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the Revolver based on the Consolidated Total Leverage Ratio. In connection with the Credit

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Agreement, the Company paid deferred financing costs of $2.7 million; such costs are being amortized over the term of the related debt and is included in interest expense, net in the accompanying consolidated statements of operations.

Under the Credit Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Fixed Charge Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, and non-compliance with healthcare laws. Any borrowing under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid may be reborrowed. Mandatory prepayments are required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined in the Credit Agreement, if certain leverage tests are not met. The Company was in compliance with all debt covenants as of September 30, 2020.

In March 2019, the Company entered into several agreements, amendments and new credit facilities (herein after referred to as the March 2019 Recapitalization Transactions). The March 2019 Recapitalization Transactions included $425 million in new credit facilities, which consisted of a $300 million Initial Term Loan, $50 million Delayed Draw Term Loan, and $75 million Revolving Credit Facility, collectively referred to herein as the 2019 Credit Facility. Amounts borrowed under the 2019 Credit Facility bore interest quarterly at variable rates based upon the sum of (a) the LIBOR Rate for such interest period, plus (b) an applicable margin based upon the Company’s Consolidated Total Leverage Ratio (as defined in the Credit Agreement). In July 2020, the Company amended the 2019 Credit Facility and borrowed $216.3 million; such proceeds were used to partially fund an acquisition. In connection with this amendment, the Company paid deferred financing costs of $1.8 million. The Company used a portion of the net proceeds from the borrowings under the Term Loan and the issuance of the Senior Unsecured Notes (see discussion below) to fully repay the outstanding principal balances under the 2019 Credit Facility totaling $523.9 million, and to pay the related accrued interest, fees and expenses. Further, in connection with executing the Credit Agreement discussed above, the Company wrote off unamortized deferred financing costs of $5.3 million related to the 2019 Credit Facility, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2020.

The proceeds from the March 2019 Recapitalization Transactions were used to (1) repay existing amounts outstanding under the Company’s then existing credit facility of $151.9 million, (2) pay transaction costs, fees and expenses related to the consummation of the transactions contemplated under the agreement (see Note and Unit Purchase Agreement discussed below), (3) pay a $250 million distribution to AdaptHealth Holdings’ members, and (4) redeem certain members’ interests, including the cumulative preferred dividends, for $3.7 million. In addition, the Company paid deferred financing costs of $9.0 million; amortization of such costs is included in interest expense, net in the accompanying consolidated statements of operations. Further, the Company wrote off unamortized deferred financing costs of $2.1 million, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the nine months ended September 30, 2019.

Secured Term Loans

The borrowing under the Term Loan requires quarterly principal repayments of $1.6 million beginning September 30, 2020 through June 30, 2022, increasing to $3.1 million beginning September 30, 2022 through June 30, 2025, and the unpaid principal balance is due at maturity in July 2025. At September 30, 2020, there was $250.0 million outstanding under the Term Loan. The interest rate under the Term Loan was 3.69% at September 30, 2020.

Revolving Credit Facility

No amounts have been borrowed under the Revolver. Borrowings under the Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the Credit Agreement. After consideration of stand-by letters of credit outstanding of $4.0 million, the remaining maximum borrowings available pursuant to the Revolver were $196.0 million at September 30, 2020.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Senior Unsecured Notes

In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes due 2028 (the Notes) and received proceeds of $343.9 million. The discount on the Notes of $6.1 million is being amortized over the term of the related debt and is included in interest expense, net in the accompanying consolidated statements of operations. The Notes will mature on August 1, 2028. Interest on the Notes will be payable on February 1st and August 1st of each year, beginning on February 1, 2021. The Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the Notes upon the sale of certain assets or upon specific kinds of changes of control. In connection with the Notes, the Company paid deferred financing costs of $2.3 million; such costs are being amortized over the term of the related debt and is included in interest expense, net in the accompanying consolidated statements of operations.

Note Payable

In connection with the March 2019 Recapitalization Transactions, the Company signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, the Company issued a promissory note with a principal amount of $100 million (the Promissory Note) and the Company also received proceeds of $20 million for the purchase of members’ interests. In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. The outstanding principal balance under the New Promissory Note is due on the tenth anniversary of the closing date of the Business Combination and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum. Under the New Promissory Note, the Company had the option to pay 6% of the interest in cash and 6% Payment in Kind (PIK). The Company elected to pay the PIK interest in cash during all periods. At any time following September 20, 2021, the Company may prepay, in whole (but not in part), the outstanding principal amount, together with all accrued and unpaid interest thereon. If the Company elects to prepay the New Promissory Note prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from September 21, 2021 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%. In addition, if the Company desires to consummate any Qualified Acquisition (as defined in the New Promissory Note) without the consent of the investor, the Company may proceed with such acquisition if the New Promissory Note is prepaid at the closing of such acquisition. If such acquisition occurs prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from September 21, 2020 through September 20, 2021 is 15%, from September 21, 2021 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%. Further, if a Sale of the Company (as defined in the New Promissory Note) occurs prior to the maturity date, then, effective immediately prior to and contingent upon the consummation of such transaction, the outstanding principal, together with all accrued and unpaid interest, shall be due and payable. If such transaction occurs prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from November 8, 2019 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

In connection with the Business Combination, the investor generated taxable income and a current federal and state income tax liability of $5.9 million on the exchange of its members’ interests. Under the terms of the Merger Agreement, all investors indemnified the Company for all taxes attributable to periods prior to or on the closing date of the Business Combination. Accordingly, the Company recorded an indemnification asset of such amount, included in Prepaid and other current assets, and a corresponding current liability included in Other liabilities, in the accompanying consolidated balance sheets as of and December 31, 2019. This amount is no longer outstanding as of September 30, 2020.

In May 2020, the Company and the investor entered into a Put/Call Option and Consent Agreement (the Put/Call Agreement), pursuant to which certain put and call rights were granted to the parties with respect to shares of Class A Common Stock, shares of Class B Common Stock, and common units of AdaptHealth Holdings (each such common unit, together with one share of Class B Common Stock, a Consideration Unit) held by the investor. Pursuant to the Put/Call Agreement, during the period from the closing of the Company’s acquisition of Solara to October 31, 2020, which was subsequently extended to December 31, 2020 pursuant to an amendment to the Put/Call Agreement executed by the parties in October 2020 (the Option Period), the investor may require the Company to purchase up to 1,898,967 shares of Class A Common Stock and/or Consideration Units held by the investor (such shares of Class A Common Stock and Consideration Units, collectively, Interests) at a price per share of Class A Common Stock or per Consideration Unit equal to the greater of (x) $14.50 and (y) 85% of the 30-day volume-weighted average price per share of the Company’s Class A Common Stock on the date the exercise notice is delivered. During the Option Period, the Company may also require the investor to sell up to 1,898,967 of the Interests held by the investor to the Company at a price per share of Class A Common Stock or per Consideration Unit of $15.76. In addition, under the Put/Call Agreement, the investor waived certain consent rights under the New Promissory Note, and the Company irrevocably agreed to pay all PIK interest payable under the New Promissory Note following the closing of the acquisition of Solara in cash rather than through an increase in the principal amount of the notes. In connection with the Put/Call Agreement, the Company recorded a decrease to additional paid-in capital and accumulated deficit of $2.7 million, representing the estimated net fair value of the related call and put option.

(10)        Stockholders' Equity

The Closing of the Business Combination occurred on November 8, 2019, refer to Note 3, Significant Transactions, for additional details regarding the Business Combination.

In July 2020, the Company received gross proceeds of $190.0 million in connection with the sale of 10.9 million shares of Class A Common Stock and 39,706 shares of Series A Preferred Stock pursuant to a private placement transaction. In addition, in July 2020, the Company received gross proceeds of $35.0 million in connection with the sale of 35,000 shares of Series B-2 Preferred Stock pursuant to a private placement transaction. In connection with these transactions, the Company paid offering costs of $1.6 million. In September 2020, the 39,706 shares of Series A Preferred Stock were converted into 2.9 million shares of Class A Common Stock. In addition, in September 2020, the 35,000 shares of Series B-2 Preferred Stock were converted into 25,454.55 shares of Series B-1 Preferred Stock (see below for a discussion of the Company’s outstanding Series B-1 Preferred Stock).

In July 2020, the Company issued 9.2 million shares of Class A Common Stock at a price of $15.50 per share pursuant to an underwritten public offering and received gross proceeds of $142.6 million. In connection with this transaction, the Company paid offering costs, inclusive of the underwriting discount, of $9.6 million.

Preferred Stock

In June 2020, the Company entered into an exchange agreement (the Exchange Agreement) with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105.47 shares of Series B-1 Preferred Stock, par value $0.0001 per share. The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Class A Common Stock in all cash dividends paid on the Class A Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Class A Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that,

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

following such conversion, the number of shares of Class A Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Class A Common Stock of the Company.

Warrants

At the Closing of the Business Combination, the Company had 12.7 million warrants outstanding. Each warrant is exercisable into one share of Class A Common Stock at a price of $11.50 per share. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of common stock at a price below its exercise price. During the nine months ended September 30, 2020, 6.2 million warrants were exercised in cashless transactions resulting in the issuance of 2.0 million shares of Class A Common Stock, which included the redemption of Public Warrants (see below). In addition, during the nine months ended September 30, 2020, 2.1 million warrants were exercised for cash proceeds of $24.5 million, resulting in the issuance of 2.1 million shares of Class A Common Stock. As of September 30, 2020, the Company had 4.3 million warrants outstanding.

Redemption of Public Warrants

On August 4, 2020, the Company announced its intention to redeem all of its outstanding public warrants (the Public Warrants) to purchase shares of the Company’s Class A Common Stock, that were issued under the Warrant Agreement, dated February 15, 2018 (the Warrant Agreement), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the Warrant Agent), as part of the units sold in the Company’s initial public offering (the IPO), for a redemption price of $0.01 per Public Warrant (the Redemption Price), that remained outstanding on September 2, 2020 (the Redemption Date). Warrants to purchase common stock that were issued under the Warrant Agreement in a private placement simultaneously with the IPO and still held by the initial holders thereof or their permitted transferees were not subject to this redemption.

Under the terms of the Warrant Agreement, the Company was entitled to redeem all of the outstanding Public Warrants if the last sales price of the Company’s Class A Common Stock was at least $18.00 per share on each of twenty trading days within any thirty-day trading period ending on the third trading day prior to the date on which a notice of redemption is given. At the direction of the Company, the Warrant Agent delivered a notice of redemption to each of the registered holders of the outstanding Public Warrants.

In addition, in accordance with the Warrant Agreement, the Company elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, holders were no longer able to exercise Public Warrants and receive common stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant was deemed to pay the $11.50 per warrant exercise price by the surrender of 0.6144 of a share of common stock (such fraction determined as described below) that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders received 0.3856 of a share of common Stock for each Public Warrant surrendered for exercise. Any Public Warrants that remained unexercised on the Redemption Date were voided and no longer exercisable, and the holders will have no rights with respect to those Public Warrants, except to receive the Redemption Price.

The number of shares of Class A Common Stock that each exercising warrant holder received by virtue of the cashless exercise (instead of paying the $11.50 per Public Warrant cash exercise price) was calculated in accordance with the terms of the Warrant Agreement and was equal to the quotient obtained by dividing (x) the product of the number of shares underlying the Public Warrants held by such warrant holder, multiplied by the difference between $18.7175, the average last sale price of the Company’s Class A Common Stock for the ten trading days ending on July 29, 2020, the third trading day prior to the date of the redemption notice (the Fair Market Value) and $11.50, by (y) the Fair Market Value. If any holder of Public Warrants would, after taking into account all of such holder’s Public Warrants exercised at one time, be entitled to receive a fractional interest in a share of common stock, the number of shares the holder was entitled to receive was rounded down to the nearest whole number of shares. During the nine months ended

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

September 30, 2020, 2.3 million Public Warrants were redeemed resulting in the issuance of 0.9 million shares of Class A Common Stock. As a result of these transactions, there are no Public Warrants outstanding.

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

During the three months ended September 30, 2020, the Company recorded equity-based compensation expense of $5.5 million, of which $3.7 and $1.8 million was included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statement of operations. During the nine months ended September 30, 2020, the Company recorded equity-based compensation expense of $11.0 million, of which $7.0 and $4.0 million was included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statement of operations. During the three and nine months ended September 30, 2019, the Company recorded equity-based compensation expense of $0.4 million and $5.8 million, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The expense during the nine months ended September 30, 2019 included $4.9 million in connection with the acceleration of vesting of certain of the 2018 Incentive Units and the modification of such awards discussed below. At September 30, 2020, there was $32.8 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average term of 2.9 years. At September 30, 2020, 1.5 million shares of the Company’s Class A Common Stock are available for issuance under the 2019 Plan.

In August 2020, the Company granted 10,755 shares of Class A Common Stock to certain newly hired employees. The fair value of these immediately vested shares was $0.2 million and was recognized as compensation cost during the three and nine months ended September 30, 2020. In May 2020, the Company granted 11,625 shares of Class A Common Stock to certain newly hired employees. The fair value of these immediately vested shares was $0.2 million and was recognized as compensation cost during the nine months ended September 30, 2020. In addition, in May 2020, the Company granted 16,329 shares of Class A Common Stock to certain frontline patient-facing employees in connection with a Covid-19 retention bonus program. The fair value of these immediately vested shares was $0.2 million and was recognized as compensation cost during the nine months ended September 30, 2020.

Stock Options

In November 2019, the Company granted 3,416,666 options to purchase shares of Class A Common Stock of the Company to certain executive officers that have an exercise price of $11.50 per share. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $7.2 million and is being recognized as expense on a straight-line basis over the employees’ requisite service period subject to management’s estimation of the probability of

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

vesting of such awards. In April 2020, the Company granted 47,335 options to purchase shares of Class A Common Stock of the Company to an employee that have an exercise price of $16.25 per share. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $0.3 million and is being recognized as expense on a straight-line basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. A portion of all options outstanding are eligible to vest on December 31, 2020, 2021 and 2022 based on defined performance conditions, subject to the employees’ continuous employment through the applicable vesting date. The Company has no other options outstanding as of September 30, 2020.

The assumptions used to determine the grant-date fair value of the stock options granted during the nine months ended September 30, 2020 were as follows:

Expected volatility	40.7%
Risk-free interest rate	0.4%
Expected term	6.0	years
Dividend yield	N/A

Restricted Stock

During the three months ended September 30, 2020, the Company granted 450,369 shares of restricted stock to various employees, which primarily vest ratably over the three and four-year periods following the grant dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $9.0 million which is being recognized as expense on a straight-line basis over the employees’ requisite service period.

During the three months ended September 30, 2020, the Company granted 840,219 shares of restricted stock to various employees which vest based on certain performance conditions, subject to the employees’ continuous employment through the applicable vesting date. The total grant-date fair value of these awards was $16.1 million which is being recognized as expense on a straight-line basis over the employee’s requisite service period subject to management’s estimation of the probability of vesting of such awards.

During the three months ended September 30, 2020, the Company granted 37,198 shares of restricted stock to its non-employee directors, which vest immediately prior to the Company’s 2021 annual stockholders meeting. The grant-date fair value of these awards was $0.8 million which is being recognized as expense on a straight-line basis over the applicable vesting period

During the three months ended June 30, 2020, the Company granted 77,896 shares of restricted stock to certain employees, which vest over the four-year period following the grant date, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $1.2 million which is being recognized as expense on a straight-line basis over the employees’ requisite service period.

In April 2020, the Company granted 20,656 shares of restricted stock to an employee. On each of December 31, 2020, 2021 and 2022, one-third of the shares are eligible to vest based on the cumulative annual growth rate of the Company’s stock during the ten trading days preceding the vesting date (which is considered a market condition), subject to the employee’s continuous employment with the Company through such vesting date. The grant-date fair value of the awards, using a Monte Carlo simulation analysis, was $0.3 million which is being recognized as expense on a straight-line basis over the employee’s requisite service period.

In March 2020, the Company granted 300,000 shares of restricted stock to an employee in conjunction with an acquisition. Of the total shares granted, 250,000 are eligible to vest based on certain performance conditions, subject to the employee's continuous employment through the applicable vesting date. The remaining 50,000 shares vest 25% annually on December 31, 2020 through 2023, subject to the employee's continuous employment through the applicable vesting date. The total grant-date fair value of the award was $4.9 million which is being recognized as expense on a

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

straight-line basis over the employee’s requisite service period subject to management’s estimation of the probability of vesting of such awards (as it relates to the performance-based awards).

In March 2020, the Company granted 323,510 shares of restricted stock to various employees. Of the total shares granted, 15,417 shares vested on the grant date, and the remaining shares vest 25% on each anniversary of the grant dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of the awards was $5.3 million, of which $0.3 million was recognized as expense on the grant date and $5.0 million is being recognized as expense on a straight-line basis over the employees’ requisite service period.

Activity related to the Company’s non-vested restricted stock grants for the nine months ended September 30, 2020 is presented below (in thousands, except per share data):

	Number of Shares of	Weighted-Average Grant Date
	Restricted Stock	Fair Value per Share
Non-vested balance at January 1, 2020	901	$5.83
Granted	2,050	$18.32
Vested	(44)	$12.04
Forfeited	(39)	$10.85
Non-vested balance at September 30, 2020	2,868	$14.54

Incentive Units

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) and in April 2018 (the 2018 Incentive Units) to certain members of management. With respect to the 2019 Incentive Units, 50% of the awards vest in equal annual installments on each of the first four anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The remaining 50% had vesting terms based upon a performance condition. In connection with the Business Combination, the vesting condition for this portion of the 2019 Incentive Units was changed to vest quarterly during the one-year period subsequent to the Closing of the Business Combination. The grant date fair value of the 2019 Incentive Units, as calculated under an Option Pricing Method, was $4.5 million, which is being recognized as expense over the employees’ requisite service period based on the vesting condition described above. In conjunction with the March 2019 Recapitalization Transactions, the vesting of certain of the 2018 Incentive Units was accelerated and all holders of the 2018 Incentive Units received an advance for future distribution, which were treated as a modification of the awards for accounting purposes. In conjunction with the Business Combination, the vesting of a majority of the unvested 2018 Incentive Units was accelerated.

(11)        Earnings Per Share

The Business Combination was accounted for as a reverse recapitalization by which AdaptHealth Holdings issued stock for the net assets of the Company accompanied by a recapitalization. Earnings per share (EPS) has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company calculates diluted earnings per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive common stock.

The Company’s potentially dilutive securities include potential common shares related to outstanding warrants (Note 10), Contingent Consideration Shares (Note 10), unvested restricted stock and outstanding preferred stock (Note 10).

Diluted EPS considers the impact of potentially dilutive securities except when the potential common shares have an antidilutive effect. The Company’s outstanding preferred stock are considered participating securities, thus requiring the two-class method of computing EPS. Calculation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net income (loss) attributable to AdaptHealth Corp.	$(2,489)	$(3,686)	$1,386	$(11,570)
Less: Earnings allocated to participating securities (1) (2)	—	—	184	—
Basic and diluted earnings - Net income (loss) attributable to AdaptHealth Corp. after allocation to participating securities	$(2,489)	$(3,686)	$1,202	$(11,570)

Denominator (1)
Basic weighted-average common shares outstanding	57,372	21,721	47,986	19,130
Add: Warrants (See Note 10)	—	—	1,438	—
Add: Contingent Consideration Shares (See Note 10)	—	—	700	—
Add: Unvested restricted stock	—	—	724	—
Diluted weighted-average common shares outstanding (2)	57,372	21,721	50,848	19,130

Basic earnings (loss) per share	$(0.04)	$(0.17)	$0.03	$(0.60)
Diluted earnings (loss) per share	$(0.04)	$(0.17)	$0.02	$(0.60)

(1)	The Company's preferred stock are considered participating securities. Calculation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were participating securities outstanding for the three and nine months ended September 30, 2020. There were no participating securities outstanding for the three and nine months ended September 30, 2019.
(2)	There were no earnings allocated to the participating securities for the three months ended September 30, 2020 and the number of shares in the diluted loss per share calculation for the three months ended September 30, 2020 and the three and nine months ended September 30, 2019 are the same as the number of shares used in the basic loss per share calculation due to the net loss in those periods..

(12)        Leases

Capital Leases

The Company has acquired patient medical equipment and supplies, and office equipment through multiple capital leases. The capital lease obligations represent the present value of minimum lease payments under the respective agreement, payable monthly at various interest rates. Interest expense related to capital leases was less than $0.1 million for each of the three and nine months ended September 30, 2020, and was less than $0.1 million for each of the three and nine months ended September 30, 2019. As of September 30, 2020, future annual minimum payments required under lease obligations are as follows (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Twelve months ending September 30,
2021	$19,845
2022	1,241
Total	21,086
Less amount representing interest	(218)
20,868
Current portion	(19,699)
Long-term portion	$1,169

At September 30, 2020 and December 31, 2019, equipment under capital leases consisted of patient equipment with a cost basis of $38.6 million and $39.1 million, respectively, and accumulated depreciation of approximately $11.6 million and $11.7 million, respectively. Depreciation expense for equipment purchased under capital leases is primarily included in cost of net revenue in the accompanying consolidated statements of operations.

Operating Leases

The Company leases its office facilities and office equipment under noncancelable lease agreements which expire at various dates through March 2033. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain patient medical equipment with such leases set to expire at various dates through November 2021. The Company also leases certain office facilities on a month to month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent. Accordingly, the Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and the amount payable under the lease as deferred rent. The deferred rent recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets at September 30, 2020 and December 31, 2019 was $1.3 million and $1.1 million, respectively. The Company recorded rent expense of $4.6 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively, and $11.9 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts are primarily included in cost of net revenue in the accompanying consolidated statements of operations.

The minimum annual lease commitments under noncancelable leases with initial or remaining terms in excess of one year as of September 30, 2020 are as follows (in thousands):

Twelve months ending September 30,
2021	$17,914
2022	13,945
2023	11,515
2024	9,187
2025	6,181
Thereafter	16,854
Total minimum payments required (a)	$75,596
(a)	Minimum payments have not been reduced by minimum sublease rentals of $2.1 million due in the future under noncancelable subleases.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

For the three months ended September 30, 2020 and 2019, the Company recorded an income tax benefit of $0.6 million and income tax expense $1.0 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded income tax expense of $2.3 million and $5.4 million, respectively.

As of September 30, 2020 and December 31, 2019, the Company had no uncertain tax positions that would require recognition or disclosure in the consolidated interim financial statements.

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

During the nine months ended September 30, 2020, the Company increased its TRA liability through an aggregate $26.7 million reduction in additional-paid-in capital resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the nine months ended September 30, 2020, the Company increased its deferred tax asset by $23.0 million through an increase in additional-paid-in-capital resulting from these exchanges and other increases of AdaptHealth Corp.’s ownership interest in AdaptHealth Holdings.

At September 30, 2020 and December 31, 2019, the Company had a liability recorded relating to the TRA of approximately $38.1 million and $10.8 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

The Company and two of its executive officers and shareholders own an equity interest in a vendor of the Company that provides automated order intake software. Each individual’s equity ownership is less than 1%. The expense related to this vendor was $0.6 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and was $1.7 million and $1.5 million for the nine months ended September 30, 2020 and 2019,

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership.

(16)        Subsequent Events

On October 1, 2020, the Company acquired 100% of the equity interests of Pinnacle Medical Solutions, Inc. (Pinnacle). Pinnacle is primarily engaged in the business of distributing insulin pumps, insulin pump supplies, continuous glucose monitoring systems and diabetes test strips in the United States. The total consideration consisted of (i) a cash payment of $81.5 million at closing, (ii) the issuance of 1.0 million shares of the Company’s Class A Common Stock at closing, (iii) the potential issuance of up to 0.2 million shares of the Company’s Class A Common Stock in the future which were held back and subject to potential indemnification matters, and (iv) a potential contingent earnout payment of up to $15.0 million based on certain conditions after closing. The cash paid at closing included $2.6 million withheld in escrow to fund certain potential indemnification matters. As of the date the consolidated interim financial statements were available to be issued, the Company was in the process of determining the allocation of the fair value of the consideration paid to the fair value of the net assets acquired.

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

AdaptHealth Corp. Overview

AdaptHealth is a leading provider of home healthcare equipment, medical supplies to the home and related services in the United States. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment (HME) to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME medical devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of September 30, 2020, AdaptHealth serviced over approximately 1.8 million patients annually in all 50 states through its network of 269 locations in 41 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

Impact of the COVID-19 Pandemic

AdaptHealth’s priorities during the COVID-19 pandemic remain protecting the health and safety of its employees (including patient-facing employees providing respiratory and other services), maximizing the availability of its services and products to support patient health needs, and the operational and financial stability of its business.

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, AdaptHealth activated certain business interruption protocols, including acquisition and distribution of personal protective equipment (PPE) to its patient-facing employees, accelerated capital expenditures of certain products and relocation of significant portions of its workforce to “work-from-home” status. AdaptHealth also increased its cash liquidity by, among other things, seeking recoupable advance payments of approximately $46 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in April 2020, AdaptHealth received distributions of the CARES Act provider relief funds of approximately $17 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a result of these actions, and the lack of disruption to date of its vendors’ ability to supply product despite the COVID-19 pandemic, AdaptHealth has been able to substantially maintain its operations. The U.S. Department of Health and Human Services (HHS) has indicated that the CARES Act provider relief funds are subject to ongoing reporting and changes to the terms and conditions. AdaptHealth is currently in the process of determining how much of the CARES Act provider relief funds it will be entitled to based on the terms and conditions of the program, including recent guidance issued by HHS in October 2020. To the extent that reporting requirements and terms and conditions are modified, it may affect AdaptHealth’s ability to comply and may require the return of funds. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS.

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material impact on AdaptHealth’s consolidated operating results for the three months ended March 31, 2020, AdaptHealth began to experience declines in net revenues in certain services associated with elective medical procedures (such as commencement of new CPAP services and medical equipment and orthopedic supply related to facility discharges) in the three months ended June 30, 2020, and such declines may continue during the duration of the COVID-19 pandemic. In response to these declines, as well as certain over staffing related to recent acquisitions, AdaptHealth conducted a workforce assessment and implemented a reduction in force in April 2020 resulting in the elimination of approximately 6% of its workforce. In connection with the workforce reductions, AdaptHealth incurred a one-time charge for severance and related expenses of approximately $1.6 million.

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

Key Components of Operating Results

Net Revenue. Net revenue is recorded for services that AdaptHealth provides to patients for home healthcare equipment, medical supplies to the home and related services. AdaptHealth’s primary service lines are (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from OSA, (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME medical devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. Revenues are recorded either (x) at a point in time for the sale of supplies and disposables, or (y) over the service period for equipment rental (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment), at amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers.

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

Depreciation and Amortization, Excluding Patient Equipment Depreciation. Depreciation expense includes depreciation charges for capital assets other than patient equipment (which is included as part of the cost of net revenue). Amortization expense includes amortization of identifiable intangible assets.

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with FASB ASC Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. The most significant of these acquisitions impacting the comparability of AdaptHealth’s operating results for the three and nine months ended September 30, 2020 compared to the comparable prior year periods were SleepMed Therapies, Inc. (“SleepMed”) acquired in July 2019, Choice Medical Healthcare, Inc. (“Choice”) acquired in October 2019, the Patient Care Solutions business (“PCS”) acquired from McKesson Corporation in January 2020, Healthline Medical Equipment, LLC (“Healthline”) acquired in February 2020, Advanced Home Care, Inc. (“Advanced”) acquired in March 2020, Solara Medical Supplies, LLC (“Solara”) acquired in July 2020, and ActivStyle, Inc. (“ActivStyle”) acquired in July 2020. Refer to Note 3, Significant Transactions, included in our consolidated interim financial statements for the three and nine months ended September 30, 2020 included in this report for additional information regarding AdaptHealth’s acquisitions.

Debt and Recapitalization

In July 2020, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement with a new bank group (the “Credit Agreement”). The Credit Agreement consists of a $250 million term loan (the “Term Loan”) and $200 million in commitments for revolving credit loans with a $15 million letter of credit sublimit (the “Revolver”), both with maturities in July 2025. The amount borrowed under the Term Loan bears interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined in the Credit Agreement) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement).

In July 2020, AdaptHealth issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “Notes”). Interest on the Notes will be payable on February 1st and August 1st of each year, beginning on February 1, 2021.

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

In connection with the closing of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100.0 million. In addition, the investor converted certain of its members’ equity interests to a $43.5 million promissory note. The new $100.0 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the “New Promissory Note”. The outstanding principal balance under the New Promissory Note is due on November 8, 2029, and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum.

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

	Three Months Ended September 30,
	2020		2019
Net Revenue		Revenue		Revenue
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue:
Sleep	$74,655	26.2%	$59,117	43.3%
Diabetes	52,887	18.6%	—	—%
Supplies to the home	44,579	15.7%	1,966	1.4%
Respiratory	5,152	1.8%	1,397	1.0%
HME	14,998	5.3%	10,873	8.0%
Other	14,869	5.2%	9,711	7.1%
Total net sales revenue	$207,140	72.8%	$83,064	60.8%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$24,971	8.8%	$20,761	15.2%
Diabetes	946	0.3%	—	—%
Respiratory	32,269	11.3%	19,646	14.4%
HME	14,256	5.0%	11,088	8.1%
Other	4,823	1.8%	1,892	1.5%
Total net revenue from fixed monthly equipment reimbursements	$77,265	27.2%	$53,387	39.2%

Total net revenue:
Sleep	$99,626	35.0%	$79,878	58.5%
Diabetes	53,833	18.9%	—	—%
Supplies to the home	44,579	15.7%	1,966	1.4%
Respiratory	37,421	13.1%	21,043	15.4%
HME	29,254	10.3%	21,961	16.1%
Other	19,692	7.0%	11,603	8.6%
Total net revenue	$284,405	100.0%	$136,451	100.0%

	Nine Months Ended September 30,
	2020		2019
Net Revenue		Revenue		Revenue
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue:
Sleep	$227,970	32.2%	$156,677	41.2%
Diabetes	64,566	9.1%	—	—%
Supplies to the home	100,479	14.2%	5,910	1.6%
Respiratory	26,034	3.7%	4,121	1.1%
HME	39,304	5.6%	31,598	8.3%
Other	38,725	5.5%	26,710	7.0%
Total net sales revenue	$497,078	70.3%	$225,016	59.2%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$70,284	9.9%	$57,762	15.2%
Diabetes	946	0.1%	—	—%
Respiratory	88,132	12.4%	60,084	15.8%
HME	39,695	5.6%	31,533	8.3%
Other	11,825	1.7%	5,708	1.5%
Total net revenue from fixed monthly equipment reimbursements	$210,882	29.7%	$155,087	40.8%

Total net revenue:
Sleep	$298,254	42.1%	$214,439	56.4%
Diabetes	65,512	9.2%	—	—%
Supplies to the home	100,479	14.2%	5,910	1.6%
Respiratory	114,166	16.1%	64,205	16.9%
HME	78,999	11.2%	63,131	16.6%
Other	50,550	7.2%	32,418	8.5%
Total net revenue	$707,960	100.0%	$380,103	100.0%

Results of Operations

Comparison of Three Months Ended September 30, 2020 and Three Months Ended September 30, 2019.

The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$284,405	100.0%	$136,451	100.0%	$147,954	108.4%
Costs and expenses:
Cost of net revenue	240,720	84.6%	114,797	84.1%	125,923	109.7%
General and administrative expenses	26,306	9.2%	12,090	8.9%	14,216	117.6%
Depreciation and amortization, excluding patient equipment depreciation	4,120	1.4%	840	0.6%	3,280	390.5%
Total costs and expenses	271,146	95.2%	127,727	93.6%	143,419	112.3%
Operating income	13,259	4.8%	8,724	6.4%	4,535	52.0%
Interest expense, net	12,406	4.4%	10,756	7.9%	1,650	15.3%
Loss on extinguishment of debt	5,316	1.9%	—	—%	5,316	NM %
Income (loss) before income taxes	(4,463)	(1.5)%	(2,032)	(1.5)%	(2,431)	119.6%
Income tax expense (benefit)	(636)	(0.2)%	1,027	0.8%	(1,663)	NM
Net income (loss)	(3,827)	(1.3)%	(3,059)	(2.3)%	(768)	25.1%
Income (loss) attributable to noncontrolling interests	(1,338)	(0.5)%	627	0.5%	(1,965)	(313.4)%
Net income (loss) attributable to AdaptHealth Corp.	$(2,489)	(0.8)%	$(3,686)	(2.8)%	$1,197	(32.5)%

Net Revenue. Net revenue for the three months ended September 30, 2020 was $284.4 million compared to $136.5 million for the three months ended September 30, 2019, an increase of $147.9 million or 108.4%. The increase in net revenue was driven primarily by (i) acquisitions, which increased net revenue by $146.2 million, (ii) organic growth resulting from stronger CPAP resupply sales and demographic growth in core markets, and (iii) net revenue of approximately $4.3 million from referral partners and healthcare facilities in support of their urgent needs for ventilation and oxygen equipment for COVID-19 patients. These increases were partially offset by a decrease in net revenue from reduced demand for certain products that are related to elective medical services which is attributable to the coronavirus pandemic, such as CPAP new starts, orthotics, and certain other HME products, and this trend is expected to remain while the coronavirus crisis continues. However, the Company’s CPAP resupply and other supplies business remains healthy, as most patients for that business are in their homes and can be easily contacted to refresh their supplies. Additionally, the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators.

For the three months ended September 30, 2020, sales revenue (recognized at a point in time) comprised 73% of total net revenue, compared to 61% of total net revenue for the three months ended September 30, 2019. The increase in sales revenue was driven primarily by the PCS, Solara and ActivStyle acquisitions, which are supplies businesses, as well as the Choice acquisition which is primarily a CPAP resupply business. For the three months ended September 30, 2020, revenue from fixed monthly equipment reimbursements comprised 27% of total net revenue, compared to 39% of total net revenue for the three months ended September 30, 2019.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$117,249	41.2%	$41,395	30.3%	$75,854	183.2%
Salaries, labor and benefits	69,479	24.4%	39,399	28.9%	30,080	76.3%
Patient equipment depreciation	18,627	6.5%	16,030	11.7%	2,597	16.2%
Rent and occupancy	6,053	2.1%	3,501	2.6%	2,552	72.9%
Other operating expenses	26,416	9.3%	14,287	10.5%	12,129	84.9%
Transaction costs	280	0.1%	—	—%	280	NM %
Equity-based compensation	1,757	0.6%	—	—%	1,757	NM %
Severance	859	0.3%	22	—%	837	NM %
Other non-recurring (income) expenses	—	—%	163	0.1%	(163)	NM %
Total cost of net revenue	$240,720	84.5%	$114,797	84.1%	$125,923	109.7%

Cost of net revenue for the three months ended September 30, 2020 was $240.7 million compared to $114.8 million for the three months ended September 30, 2019, an increase of $125.9 million or 109.7%, which is primarily related to acquisition growth. Costs of products and supplies increased by $75.9 million, primarily as a result of acquisition growth, increased CPAP resupply sales, and expenses associated with the coronavirus pandemic, including increased personal protective equipment purchases. Salaries, labor and benefits increased by $30.1 million primarily related to acquisition growth and increased headcount. The increase in rent and occupancy, other operating expenses, transaction costs and equity-based compensation is related to acquisition growth, primarily from the PCS, Solara and ActivStyle acquisitions.

Cost of net revenue was 84.5% of net revenue for the three months ended September 30, 2020 compared to 84.1% for the three months ended September 30, 2019. The cost of products and supplies was 41.2% of net revenue in the 2020 period compared to 30.3% in the 2019 period, while patient equipment depreciation was 6.5% of net revenue in the 2020 period compared to 11.7% in the 2019 period. These changes are the result of a change in product mix as sales revenue was higher in the 2020 period compared to the 2019 period, primarily from the PCS, Solara and ActivStyle acquisitions.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2020 were $26.3 million compared to $12.1 million for the three months ended September 30, 2019, an increase of $14.2 million or 117.6%. This increase is primarily due to higher labor costs associated with increased headcount, higher professional fees and other transaction costs related to acquisition growth, higher information technology related expenses, higher equity-based compensation expense and incremental costs associated with operating as a public company. General and administrative expenses as a percentage of net revenue was 9.2% for the three months ended September 30, 2020, compared to 8.9% for the three months ended September 30, 2019. General and administrative expenses during the three months ended September 30, 2020 included $3.7 million in equity-based compensation expense, $9.9 million in transaction costs, and $0.1 million in severance expenses. General and administrative expenses for the three months ended September 30, 2019 included $0.4 million in equity-based compensation expense and $5.1 million in transaction costs. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.4% and 4.8% for the three months ended September 30, 2020 and 2019, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended September 30, 2020 was $4.1 million compared to $0.8 million for the three months ended September 30, 2019, an increase of $3.3 million. The increase was primarily related to amortization expense of $2.7 million related to identifiable intangible assets.

Interest Expense. Interest expense for the three months ended September 30, 2020 was $12.4 million compared to $10.8 million for the three months ended September 30, 2019. Interest expense on long-term debt was higher in the 2020 period as a result of higher long-term debt obligations outstanding during that period. This increase was partially offset by non-cash interest expense representing the change in fair value of the Company’s interest rate swap agreements of $2.9 million recorded during the three months ended September 30, 2019; such amount would only be paid out if the interest rate swap agreements were terminated. On August 22, 2019, the Company designated its swaps as effective cash flow hedges. Accordingly, subsequent to August 22, 2019, changes in the fair value of its interest rate swaps are recorded as a component of other comprehensive income (loss) in equity rather than interest expense. As such, there was no non-cash interest expense related to the change in fair value of the Company’s interest rate swap agreements during the three months ended September 30, 2020.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended September 30, 2020 was $5.3 million which was a result of the write-off of deferred financing costs related to AdaptHealth refinancing its credit facility in July 2020. There were no such amounts during the three months ended September 30, 2019.

Income Tax Benefit/Expense. Income tax benefit for the three months ended September 30, 2020 was $0.6 million compared to income tax expense of $1.0 million for the three months ended September 30, 2019. The benefit recorded in the 2020 period compared to expense in the 2019 period was primarily related to decreased pre-tax income associated with the tax paying entities.

Comparison of Nine Months Ended September 30, 2020 and Nine Months Ended September 30, 2019.

The following table summarizes AdaptHealth’s consolidated results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$707,960	100.0%	$380,103	100.0%	$327,857	86.3%
Costs and expenses:
Cost of net revenue	604,777	85.4%	317,174	83.4%	287,603	90.7%
General and administrative expenses	57,745	8.2%	31,508	8.3%	26,237	83.3%
Depreciation and amortization, excluding patient equipment depreciation	6,398	0.9%	2,439	0.6%	3,959	162.3%
Total costs and expenses	668,920	94.5%	351,121	92.3%	317,799	90.5%
Operating income	39,040	5.5%	28,982	7.7%	10,058	34.7%
Interest expense, net	27,826	3.9%	31,651	8.3%	(3,825)	(12.1)%
Loss on extinguishment of debt	5,316	0.8%	2,121	0.6%	3,195	NM %
Income (loss) before income taxes	5,898	0.8%	(4,790)	(1.2)%	10,688	(223.1)%
Income tax expense (benefit)	2,290	0.3%	5,444	1.4%	(3,154)	NM
Net income (loss)	3,608	0.5%	(10,234)	(2.6)%	13,842	(135.3)%
Income (loss) attributable to noncontrolling interests	2,222	0.3%	1,336	0.4%	886	66.3%
Net income (loss) attributable to AdaptHealth Corp.	$1,386	0.2%	$(11,570)	(3.0)%	$12,956	(112.0)%

Net Revenue. Net revenue for the nine months ended September 30, 2020 was $708.0 million compared to $380.1 million for the nine months ended September 30, 2019, an increase of $327.9 million or 86.3%. The increase in net revenue was driven primarily by (i) acquisitions, which increased net revenue by $285.0 million, (ii) organic growth resulting from stronger CPAP resupply sales and demographic growth in core markets, and (iii) net revenue of approximately $33.9 million from referral partners and healthcare facilities in support of their urgent needs for ventilation and oxygen equipment for COVID-19 patients. These increases were partially offset by a decrease in net revenue from reduced demand for certain products that are related to elective medical services which is attributable to the coronavirus pandemic, such as CPAP new starts, orthotics, and certain other HME products, and this trend is expected to remain while the coronavirus crisis continues. However, the Company’s CPAP resupply and other supplies business remains healthy, as most patients for that business are in their homes and can be easily contacted to refresh their supplies. Additionally, the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators.

For the nine months ended September 30, 2020, sales revenue (recognized at a point in time) comprised 70% of total net revenue, compared to 59% of total net revenue for the nine months ended September 30, 2019. The increase in sales revenue was driven primarily by the PCS, Solara and ActivStyle acquisitions, which are supplies business, as well as the SleepMed and Choice acquisitions which are primarily CPAP resupply businesses. For the nine months ended September 30, 2020, revenue from fixed monthly equipment reimbursements comprised 30% of total net revenue, compared to 41% of total net revenue for the nine months ended September 30, 2019.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$283,355	40.0%	$111,776	29.4%	$171,579	153.5%
Salaries, labor and benefits	182,595	25.8%	111,708	29.4%	70,887	63.5%
Patient equipment depreciation	51,463	7.3%	42,637	11.2%	8,826	20.7%
Rent and occupancy	15,772	2.2%	9,949	2.6%	5,823	58.5%
Other operating expenses	65,592	9.3%	39,881	10.5%	25,711	64.5%
Transaction costs	1,135	0.2%	—	—%	1,135	NM %
Equity-based compensation	3,960	0.6%	—	—%	3,960	NM %
Severance	2,896	0.4%	649	0.2%	2,247	346.2%
Other non-recurring (income) expenses	(1,991)	(0.3)%	574	0.1%	(2,565)	NM %
Total cost of net revenue	$604,777	85.5%	$317,174	83.4%	$287,603	90.7%

Cost of net revenue for the nine months ended September 30, 2020 was $604.8 million compared to $317.2 million for the nine months ended September 30, 2019, an increase of $287.6 million or 90.7%, which is primarily related to acquisition growth. Costs of products and supplies increased by $171.6 million primarily as a result of acquisition growth, increased CPAP resupply sales, and expenses associated with the coronavirus pandemic, including increased personal protective equipment purchases. Salaries, labor and benefits increased by $70.9 million primarily related to acquisition growth and increased headcount. The increase in rent and occupancy, other operating expenses, transaction costs and equity-based compensation is related to acquisition growth, primarily from the PCS, Solara and ActivStyle acquisitions. Cost of net revenue during the nine months ended September 30, 2020 included a reduction to expense of $2.0 million, consisting of $2.9 million of reductions in the fair value of contingent consideration liabilities related to acquisitions, a gain of $0.6 million related to the sale of an investment, offset by a $1.5 million expense related to the PCS Transition Services Agreement.

Cost of net revenue was 85.5% of net revenue for the nine months ended September 30, 2020 compared to 83.4% for the nine months ended September 30, 2019. The cost of products and supplies was 40.0% of net revenue in the 2020 period compared to 29.4% in the 2019 period, while patient equipment depreciation was 7.3% of net revenue in the 2020 period compared to 11.2% in the 2019 period. These changes are the result of a change in product mix as sales revenue was higher in the 2020 period compared to the 2019 period, primarily from the PCS, Solara and ActivStyle acquisitions.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2020 were $57.7 million compared to $31.5 million for the nine months ended September 30, 2019, an increase of $26.2 million or 83.3%. This increase is primarily due to higher labor costs associated with increased headcount, higher professional fees and other transaction costs related to acquisition growth, higher information technology related expenses, higher equity-based compensation expense and incremental costs associated with operating as a public company. General and administrative expenses as a percentage of net revenue was 8.2% for the nine months ended September 30, 2020, compared to 8.3% for the nine months ended September 30, 2019. General and administrative expenses during the nine months ended September 30, 2020 included $7.0 million in equity-based compensation expense, $15.5 million in transaction costs, and $0.3 million in severance expenses. General and administrative expenses for the nine months ended September 30, 2019 included $5.8 million in equity-based compensation expense, $7.8 million in transaction costs and $0.1 million in severance expenses. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.9% and 4.7% for the nine months ended September 30, 2020 and 2019, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the nine months ended September 30, 2020 was $6.4 million compared to $2.4 million for the nine months ended September 30, 2019, an increase of $4.0 million. The increase was primarily related to amortization expense of $2.7 million related to identifiable intangible assets.

Interest Expense. Interest expense for the nine months ended September 30, 2020 was $27.8 million compared to $31.7 million for the nine months ended September 30 2019. Interest expense on long-term debt was higher in the 2020 period as a result of higher long-term debt obligations outstanding during that period. The overall higher interest expense in the 2019 period is primarily related to non-cash interest expense representing the change in fair value of the Company’s interest rate swap agreements of $12.3 million recorded during the nine months ended September 30, 2019; such amount would only be paid out if the interest rate swap agreements were terminated. On August 22, 2019, AdaptHealth designated its swaps as effective cash flow hedges. Accordingly, subsequent to August 22, 2019, changes in the fair value of its interest rate swaps are recorded as a component of other comprehensive income (loss) in equity rather than interest expense. As such, there was no non-cash interest expense related to changes in the fair value of the Company’s interest rate swap agreements during the nine months ended September 30, 2020.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2020 was $5.3 million which was a result of the write-off of deferred financing costs related to AdaptHealth refinancing its credit facility in July 2020. Loss on extinguishment of debt for the nine months ended September 30, 2019 was $2.1 million which was a result of the write-off of deferred financing costs related to the 2019 Recapitalization.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2020 was $2.3 million compared to $5.4 million for the nine months ended September 30, 2019. The decrease in income tax expense was primarily related to decreased pre-tax income associated with the tax paying entities.

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex

Adjusted EBITDA was $53.2 million for the three months ended September 30, 2020 compared to $31.7 million for the three months ended September 30, 2019.

Adjusted EBITDA less Patient Equipment Capex was $35.9 million for the three months ended September 30, 2020 compared to $18.7 million for the three months ended September 30, 2019.

Adjusted EBITDA was $126.3 million for the nine months ended September 30, 2020 compared to $89.4 million for the nine months ended September 30, 2019.

Adjusted EBITDA less Patient Equipment Capex was $84.0 million for the nine months ended September 30, 2020 compared to $53.8 million for the nine months ended September 30, 2019.

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

AdaptHealth defines EBITDA as net income (loss) attributable to AdaptHealth Corp., plus net income (loss) attributable to noncontrolling interests, interest expense (income), income tax expense (benefit), and depreciation and amortization.

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

The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

			(Unaudited)
Net income (loss) attributable to AdaptHealth Corp.	$(2,489)	$(3,686)	$1,386	$(11,570)
Income (loss) attributable to noncontrolling interests	(1,338)	627	2,222	1,336
Interest expense excluding change in fair value of interest rate swaps	12,406	7,834	27,826	19,292
Interest expense - change in fair value of interest rate swaps	—	2,922	—	12,359
Income tax (benefit) expense	(636)	1,027	2,290	5,444
Depreciation and amortization, including patient equipment depreciation	22,747	16,871	57,861	45,077
EBITDA	30,690	25,595	91,585	71,938
Loss on extinguishment of debt (a)	5,316	—	5,316	2,121
Equity-based compensation expense (b)	5,502	400	10,969	5,806
Transaction costs (c)	10,213	5,282	16,612	8,232
Severance (d)	921	33	3,245	721
Other non-recurring (income) expense (e)	518	346	(1,473)	534
Adjusted EBITDA	53,160	31,656	126,254	89,352
Less: Patient equipment capex (f)	(17,248)	(12,941)	(42,283)	(35,589)
Adjusted EBITDA less Patient Equipment Capex	$35,912	$18,715	$83,971	$53,763

(a)	Represents write offs of deferred financing costs related to refinancing of debt.
(b)	Represents amortization of equity-based compensation to employees and non-employee directors. The higher expense in the 2020 periods is due to a full quarter and year-to-date expense for awards granted in late 2019, and overall increased equity-compensation grant activity in 2020. The 2019 year-to-date period includes expense resulting from accelerated vesting and modification of certain awards in that period.
(c)	Represents transaction costs related to acquisitions and the 2019 Recapitalization.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	The nine months ended September 30, 2020 includes $2.9 million of reductions in the fair value of contingent consideration liabilities related to acquisitions, a $0.6 million gain in connection with the sale of a cost method investment, offset by a $1.5 million expense associated with the PCS Transition Services Agreement and $0.5 million of other non-recurring expenses.
(f)	Represents the value of the patient equipment obtained during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

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

As of September 30, 2020, AdaptHealth had $272.3 million of cash and cash equivalents. To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of $45.8 million which were made available by CMS under the CARES Act. The recoupment of such amount by CMS is expected to begin during 2021 and will be applied to services provided and revenue recognized during the period in which the recoupment occurs. In addition, in April 2020, AdaptHealth received distributions of the CARES Act provider relief funds of $17.2 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. AdaptHealth is currently in the process of determining how much of the CARES Act provider relief funds it will be entitled to based on the terms and conditions of the program, including recent guidance issued by the U.S. Department of Health and Human Services in October 2020. In addition, in connection with an acquisition during the three months ended September 30, 2020, AdaptHealth assumed liabilities of $3.7 million and $1.1 million relating to funds previously received by the acquired company for CMS recoupable advance payments and the CARES Act provider relief funds, respectively. The total of the CMS recoupable advance payments and the CARES Act provider relief funds of $67.8 million is included in other current liabilities in the consolidated balance sheets as of September 30, 2020. In March 2020, AdaptHealth borrowed $20.0 million under its then existing credit facility as a precaution in light of the COVID-19 pandemic and such amount was repaid in April 2020. Also, as permitted under the CARES Act, AdaptHealth has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. The amount deferred at September 30, 2020 of $5.8 million is included in other long-term liabilities in the consolidated balance sheets as of September 30, 2020.

At September 30, 2020, AdaptHealth had $250 million outstanding under its credit facility. In July 2020, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement with a new bank group. The Credit Agreement consists of a $250 million term loan and $200 million in commitments for revolving credit loans with a $15 million letter of credit sublimit, both with maturities in July 2025. The borrowing under the Term Loan requires quarterly principal repayments of $1.6 million beginning September 30, 2020 through June 30, 2022, increasing to $3.1 million beginning September 30, 2022 through June 30, 2025, and the unpaid principal balance is due at maturity. No amounts have been borrowed under the Revolver. Borrowings under the Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the Credit Agreement. The amount borrowed under the Term Loan bears interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined in the Credit Agreement) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement). The Revolver carries a commitment fee during the term of the Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the Revolver based on the Consolidated Total Leverage Ratio.

Under the Credit Agreement, AdaptHealth is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Fixed Charge Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, and non-compliance with healthcare laws. Any borrowing under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid may be reborrowed. Mandatory prepayments are required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined in the Credit Agreement, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of September 30, 2020.

In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes due 2028 and received proceeds of $343.9 million. The discount on the Notes of $6.1 million is being amortized over the term of the related debt. The Notes will mature on August 1, 2028. Interest on the Notes are payable on February 1st and August 1st of each year, beginning on February 1, 2021. The Notes are redeemable at the Company’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the Notes upon the sale of certain assets or upon specific kinds of changes of control.

In July 2020, AdaptHealth issued 9.2 million shares of Class A Common Stock at a price of $15.50 per share pursuant to an underwritten public offering and received gross proceeds of $142.6 million. In addition, in July 2020, AdaptHealth received gross proceeds of $190.0 million in connection with the sale of 10.9 million shares of Class A Common Stock and 39,706 shares of Series A Preferred Stock, and also received gross proceeds of $35.0 million in connection with the sale of 35,000 shares of Series B-2 Preferred Stock, pursuant to a private placement transaction.

In March 2019, AdaptHealth signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, AdaptHealth signed a promissory note agreement with a principal amount of $100.0 million. In November 2019, in connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100.0 million, and the investor converted certain of its members’ equity interests to a $43.5 million promissory note. The outstanding principal balance under the New Promissory Note is due on the tenth anniversary of the closing date of the Business Combination and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum. The interest under the New Promissory Note is required to be paid in cash. At any time following September 20, 2021, AdaptHealth may prepay, in whole (but not in part), the outstanding principal amount, together with all accrued and unpaid interest thereon. If AdaptHealth elects to prepay the New Promissory Note prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from September 21, 2021 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%. In addition, if AdaptHealth desires to consummate any Qualified Acquisition (as defined in the New Promissory Note) without the consent of the investor, AdaptHealth may proceed with such acquisition if the New Promissory Note is prepaid at the closing of such acquisition. If such acquisition occurs prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from September 21, 2020 through September 20, 2021 is 15%, from September 21, 2021 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%. Further, if a Sale of the Company (as defined in the New Promissory Note) occurs prior to the maturity date, then, effective immediately prior to and contingent upon the consummation of such transaction, the outstanding principal, together with all accrued and unpaid interest, shall be due and payable. If such transaction occurs prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from November 8, 2019 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%.

In May 2020, AdaptHealth and the investor in the New Promissory Note entered into a Put/Call Option and Consent Agreement, pursuant to which certain put and call rights were granted to the parties with respect to shares of

Class A Common Stock and Consideration Units held by the investor. Pursuant to the Put/Call Agreement, during the period from the closing of AdaptHealth’s acquisition of Solara to October 31, 2020, which was subsequently extended to December 31, 2020 pursuant to an amendment to the Put/Call Agreement executed by the parties on October 16, 2020 (the “Option Period”), the investor may require AdaptHealth to purchase up to 1,898,967 shares of Class A Common Stock and/or Consideration Units held by the investor (such shares of Class A Common Stock and Consideration Units, collectively, “Interests”) at a price per share of Class A Common Stock or per Consideration Unit equal to the greater of (x) $14.50 and (y) 85% of the 30-day volume-weighted average price per share of AdaptHealth’s Class A Common Stock on the date the exercise notice is delivered. During the Option Period, AdaptHealth may also require the investor to sell up to 1,898,967 of the Interests held by the investor to AdaptHealth at a price per share of Class A Common Stock or per Consideration Unit of $15.76. In addition, under the Put/Call Agreement, the investor waived certain consent rights under New Promissory Note, and AdaptHealth irrevocably agreed to pay all PIK interest payable under the New Promissory Note following the closing of the acquisition of Solara in cash rather than through an increase in the principal amount of the notes.

At September 30, 2020 and December 31, 2019, AdaptHealth had working capital of $169.6 million and $30.5 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the equipment and the services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statement of cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019

	(unaudited)
Net cash provided by operating activities	$145,287	$43,174
Net cash used in investing activities	(627,097)	(62,399)
Net cash provided by financing activities	677,250	2,862
Net increase (decrease) in cash and cash equivalents	195,440	(16,363)
Cash and cash equivalents at beginning of period	76,878	25,186
Cash and cash equivalents at end of period	$272,318	$8,823

Net cash provided by operating activities for the nine months ended September 30, 2020 was $145.3 million compared to $43.2 million for the nine months ended September 30, 2019, an increase of $102.1 million. The increase was the result of (1) a $13.8 million improvement in net income (loss), (2) a net increase of $1.2 million in non-cash charges primarily from depreciation, amortization, non-cash interest expense relating to the Company’s interest rate swaps, equity-based compensation expense, write-off of deferred financing costs, and changes in fair value of contingent consideration, (3) a $1.0 million payment of contingent consideration, (4) receipt of $45.8 million of recoupable advanced payments from CMS in connection with the CARES Act, (5) receipt of $17.2 million pursuant to the CARES Act provider relief funds, and (6) a net $25.1 million increase in cash resulting from the change in operating assets and liabilities, primarily resulting from the change in accounts receivable and accounts payable and accrued expenses for the period.

Net cash used in investing activities for the nine months ended September 30, 2020 was $627.1 million compared to $62.4 million for the nine months ended September 30, 2019. The use of funds in the nine months ended September 30, 2020 consisted of $605.3 million for business acquisitions, primarily from the Solara, ActivStyle and Advanced acquisitions, $22.8 million for equipment and other fixed asset purchases, $1.0 million for the purchase of cost-method investments, offset by $2.0 million of cash proceeds from the sale of an investment. The use of funds in the nine months ended September 30, 2019 consisted of $47.9 million for acquisitions, primarily from the Gould’s and SleepMed acquisitions, and $14.5 million for equipment and other fixed asset purchases.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $677.3 million compared to net cash provided by financing activities of $2.9 million for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of proceeds of $536.3 million from borrowings on long-term debt and lines of credit, proceeds of $343.9 million from the issuance of the Notes, proceeds of $225.0 million from the sale of shares of Class A Common Stock and Preferred Stock in connection with private placement transactions, proceeds of $142.6 million from the issuance of shares of Class A Common Stock in connection with a public underwritten offering, and proceeds of $24.5 million from the exercise of warrants, offset by total repayments of $575.3 million on long-term debt and capital lease obligations, payments of $11.2 million for equity issuance costs, payments of $6.8 million for debt issuance costs, distributions to noncontrolling interests of $0.8 million, a $0.7 million payment of deferred purchase price in connection with an acquisition, and a $0.2 million payment of contingent consideration. For the nine months ended September 30, 2019, net cash used in financing activities was primarily related to the 2019 Recapitalization, and consisted of proceeds of $345.5 million of borrowings from long-term debt and lines of credit, $20.0 million of proceeds from the sale of members’ interests, and proceeds of $100.0 million from the issuance of a note payable, offset by total repayments of $184.8 million on long-term debt, lines of credit and capital lease obligations, payments of $9.0 million for debt financing costs, payments of $0.8 million for equity issuance costs, payment of $3.7 million for the redemption of members’ interests, payment of $13.0 million for contingent consideration in connection with an acquisition, distributions to members of $250.0 million and payments to noncontrolling interests of $1.3 million.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements that may be relevant to the Company’s operations but have not yet been adopted are outlined in Note 1 (g), Recently Issued Accounting Pronouncements, to its consolidated interim financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to two material weaknesses in internal control over financial reporting relating to (1) the timeliness of our review controls over non-routine transactions that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Annual Report”) (the “Non-routine Transaction Material Weakness”) and (2) the design and maintenance of certain information technology (“IT”) general controls for certain information systems and applications that are relevant to the preparation of the financial statements that was disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (the “IT Material Weakness”). Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Material Weakness Remediation

With respect to the Non-routine Transaction Material Weakness, management continues to be actively engaged to take steps to remediate such material weakness, including (1) implementing processes to improve overall efficiency and accuracy of accounting and (2) hiring dedicated and experienced technical resources (including the hiring of a new Chief Accounting Officer and engaging a third-party consultant to assist management) to strengthen its corporate oversight over financial reporting and controls associated with complex accounting matters. While we have made significant progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

With respect to the IT Material Weakness, specifically, we did not maintain user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel. As a result, process-level controls that are dependent upon information derived from these IT applications, programs, and data are also determined to be ineffective. We have commenced the remediation of this material weakness, by hiring dedicated and experienced information technology technical resources, modifying system access rights to re-assign privileged access rights to non-business user IT personnel and limit the use of generic ID’s, particularly in instances where those ID’s possess privileged access rights, and implementing routine reviews of user system access and user re-certifications.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

AdaptHealth derived 32% of its revenue for the year ended December 31, 2019, and 29% and 27% of its revenue for each of the three and nine months ended September 30, 2020, respectively, from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. For example, the Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. AdaptHealth may also be subject to pre-payment review of certain service lines or equipment segments as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.

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

The CARES Act also provides for a temporary suspension of reduced rates for items and services provided by AdaptHealth. Under existing regulations, CMS applies a blended payment rate for DME furnished in rural or noncontiguous non-competitive bidding areas. Pursuant to provisions of the CARES Act, through December 31, 2020 or the end of the public health emergency, whichever occurs later, that blended rate will be based on 50% of the adjusted fee schedule amount (adjusted based on competitively bid prices) and 50% of the unadjusted DMEPOS fee schedule amount. Under prior law, DME furnished in non-rural or contiguous areas would not have been eligible for this blended rate, and instead many DMEPOS suppliers would likely have experienced reduced payments reflecting competitively bid prices. The CARES Act introduces a new blended rate for DME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. For non-rural or contiguous non-competitive bidding areas, the blended rate will revert to 100% of the Medicare fee schedule at the end of the public health emergency, if the emergency ends before December 31, 2020. On October 27, 2020, CMS proposed extending the transitional blended rate through April 1, 2021 or the end of the public health emergency, whichever is later.

The October 27, 2020 CMS proposed rules also proposed different payment models for the period after April 1, 2020 or the end of the public health emergency, whichever is later. The proposed rule provides for different blended rates based on a patient’s location. CMS indicated it is considering extending the transitional adjustments to the fee schedule for product categories that were not awarded in the DMEPOS Competitive Bidding Program. In the October 27 proposed rule, CMS has also proposed adding coverage under the DME benefit for adjunctive or non - therapeutic continuous glucose monitors (i.e. continuous glucose monitors used by Medicare beneficiaries who must verify their glucose levels with a blood glucose monitor). While AdaptHealth cannot predict what Medicare payment rates or coverage determinations will be in effect in future years, changes to payment rates or benefit coverages may materially impact its financial condition and results of operations.

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

AdaptHealth derived approximately 57% of its revenue for the year ended December 31, 2019, and approximately 62% of its revenue for both the three and nine months ended September 30, 2020, from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and AdaptHealth may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.

Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.

AdaptHealth generated approximately 42% of its revenue for the year ended December 31, 2019, and approximately 26% and 32% of its revenue for the three and nine months ended September 30, 2020, respectively, through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth generates a significant portion of its revenue from the provision of sleep therapy equipment and supplies to patients, and AdaptHealth’s success is therefore highly dependent its ability to furnish these items.

Approximately 58% of AdaptHealth’s revenue for the year ended December 31, 2019, and approximately 35% and 42% of AdaptHealth’s revenue for the three and nine months ended September 30, 2020, respectively, was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies to treat their patients suffering from OSA. There can be no assurance that AdaptHealth will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand or to maintain meaningful market acceptance will harm its business and future prospects.

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

On June 26, 2020, a subsidiary of AdaptHealth (acquired in November 2019) received a notice of suspension of Medicare payment privileges from the CMS UPIC for the western jurisdiction. The notice stated that the suspension was based upon a determination that such subsidiary, a single supplier entity, billed for services which were not rendered and/or were medically unnecessary, and improperly solicited beneficiaries. Following the denial of the Company’s suspension notice rebuttal, the Company received an audit request from the UPIC and submitted the corresponding audit documentation in late October 2020. The Company does not expect to receive audit findings from the UPIC before the first quarter of 2021. As previously noted, the subsidiary will not be paid for items provided to Medicare beneficiaries until the suspension is lifted, and there can be no assurance that the Company will be successful in reinstating such payment privileges. The supplier entity represents less than two percent (2%) of the Company’s annual revenue. The Company does not believe that this suspension will have a material adverse effect on the Company.

AdaptHealth cannot currently predict the adverse impact, if any, that these audits, determinations, methodologies and interpretations might have on its financial condition and results of operations.

Significant reimbursement reductions and/or exclusion from markets or product lines could adversely affect AdaptHealth.

All Medicare DMEPOS Competitive Bidding Program contracts expired on December 31, 2018, and, as a result, there is a temporary gap in the entire DMEPOS Competitive Bidding Program that CMS stated would last until December 31, 2020, and be replaced by a single round of competition named “Round 2021” which consolidated the competitive bidding areas (“CBAs”) included in the Round 1 2017 and Round 2 Recompete DMEPOS Competitive Bidding Programs. Round 2021 contracts were scheduled to become effective on January 1, 2021, and extend through December 31, 2023. CMS included 16 product categories in the Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that contract awards would only be made for off-the-shelf (OTS) knee and back braces. For the year ended December 31, 2019 and the nine months ended September 30, 2020, revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth expects to obtain contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.

The competitive bidding process (which is expected to be re-bid every three years) has historically put pressure on the amount AdaptHealth is reimbursed in the markets in which it exists, as well as in areas that are not subject to the DMEPOS Competitive Bidding Program. The rates required to win future competitive bids could continue to depress reimbursement rates. AdaptHealth will continue to monitor developments regarding the DMEPOS Competitive Bidding Program. While AdaptHealth cannot predict the outcome of the DMEPOS Competitive Bidding Program on its business in the future nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, the program may materially adversely affect its financial condition and results of operations.

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

For example, on June 28, 2019, Solara determined that an unauthorized third-party gained access to a limited number of employee Microsoft Office accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Investigations by applicable regulators are ongoing, and Solara is defending a class action regarding the incident in federal court. At this time, we cannot predict the outcome of any such investigation or litigation, although responding to these matters or any unfavorable outcome in connection therewith could have an adverse impact on AdaptHealth’s financial condition and results of operations following consummation of the acquisition of Solara.

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

Goodwill represents a significant portion of AdaptHealth’s assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, we are required to write down all or a significant part of AdaptHealth’s goodwill, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. AdaptHealth had $810.5 million and $266.8 million of goodwill recorded on its Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, respectively. It is not possible at this time to determine if there will be any future impairment charge, or if there is, whether such charges would be material.

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

As of September 30, 2020, based on the ownership information reported in its Schedule 13D filed with the SEC on January 9, 2020, Everest Trust beneficially owns approximately 17.9% of our Class A Common Stock, assuming (i) the exchange of 25,874,704 AdaptHealth Units together with the same number of shares of Class B Common Stock for shares of Class A Common Stock and (ii) the exercise of 665,628 private placement warrants held by Clifton Bay Offshore Investments L.P. and 41,473 private placement warrants held by Quadrant Management, Inc. As of September 30, 2020, the OEP Purchaser beneficially owns approximately 15.6% of our Class A Common Stock. As long as Everest Trust and/or the OEP Purchaser own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

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

The Tax Receivable Agreement, which we entered into at the Closing with the Blocker Sellers and the owners of AdaptHealth Units prior to the Closing other than the Blocker Companies (collectively, the “TRA Holders”), generally provides for the payment by us to the Blocker Sellers of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Access Point Medical, Inc. existing prior to the Business Combination; (ii) certain increases in tax basis resulting from exchanges of AdaptHealth Units; (iii) imputed interest deemed to be paid by us as a result of payments we make under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant and is dependent upon significant future events and assumptions, including the timing of the exchanges of AdaptHealth Units, the price of our Class A Common Stock at the time of each exchange, the extent to which such exchanges are taxable transactions and the amount of the exchanging TRA Holder’s tax basis in its AdaptHealth Units at the time of the relevant exchange. The amount of such cash payments is also based on assumptions as to the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. We are dependent on distributions from AdaptHealth Holdings to make payments under the Tax Receivable Agreement, and we cannot guarantee that such distributions will be made in sufficient amounts or at the times needed to enable us to make our required payments under the Tax Receivable Agreement, or at all. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement, and therefore, may accelerate payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the TRA Holders maintaining a continued ownership interest in AdaptHealth Holdings or us.

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

Our Class A Common Stock is currently listed on Nasdaq. There can be no assurance that we will continue to be able to meet Nasdaq’s listing requirements with respect to our Class A Common Stock. If our Class A Common Stock is delisted, there could be limited availability of market quotations for the Class A Common Stock and reduced liquidity in trading. Our public warrants were formerly listed on Nasdaq; however, in November 2019, we received a letter from Nasdaq stating that our public warrants failed to meet the Nasdaq Capital Market’s round lot holder requirement. Our public warrants were suspended from trading on Nasdaq in December 2019 and subsequently delisted. Upon suspension of trading on Nasdaq, our public warrants began trading on the over-the-counter market before they were redeemed in September 2020. Although we anticipate that our Class A Common Stock, if delisted from Nasdaq, would be eligible for quotation and trading on the over-the-counter market, there can be no assurance that trading would be commenced or maintained on the over-the-counter market for our Class A Common Stock.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we plan to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in the IPO, which would be December 31, 2023. AdaptHealth had net revenues for the year ended December 31, 2019 of approximately $529.6 million and its net revenues for the nine months ended September 30, 2020 were $708.0 million. If we continue to expand our business through acquisitions and/or continue to grow revenues organically, or if we continue to issue debt, including to finance such acquisitions, we may cease to be an emerging growth company prior to December 31, 2023. For instance, we may exceed $1.07 billion in revenue for the year ended December 31, 2020 as a result of the acquisitions of Solara, ActivStyle and other potential acquisitions, meaning we would no longer be an emerging growth company as of December 31, 2020.

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

Acquisitions

As partial consideration for certain of our acquisitions completed during the three months ended September 30, 2020, we issued 437,819 shares of Class A Common Stock to certain former equity holders of the companies acquired. The shares of Class A Common Stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Unit Exchanges

Since the Closing of the Business Combination and as of September 30, 2020, we have issued 6,239,095 shares of Class A Common Stock to certain holders of AdaptHealth Units in exchange for an equal number of shares of Class B Common Stock and AdaptHealth Units pursuant to the Exchange Agreement. The shares of Class A Common Stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Plan-Related Issuances

Since the Closing of the Business Combination, the Company has granted to certain of its officers and directors 504,186 restricted shares of Class A Common Stock. The shares of Class A Common Stock were issued pursuant to the exemption from registration contained in Regulation D under Section 3(b) of the Securities Act.

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

4.2

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

10.2

Credit Agreement, dated as of July 29, 2020, by and among AdaptHealth LLC, the guarantors party thereto and Regions Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).

10.3†

Transition, Separation and Release Agreement, dated August 10, 2020, by and between the Company and Gregg Holst (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020).

10.4

Amendment to the Put/Call Option and Consent Agreement, dated as of October 16, 2020, by and among the Company, AdaptHealth Holdings LLC, BlueMountain Foinaven Master Fund L.P., BMSB L.P., BlueMountain Fursan Fund L.P. and BlueMountain Summit Opportunities Fund II (US) L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2020).

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

AdaptHealth Corp.

November 6, 2020	By:	/s/ Luke McGee
Luke McGee
Chief Executive Officer and Director
(Principal Executive Officer)

November 6, 2020	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

November 6, 2020	By:	/s/ Frank Mullen
Frank Mullen
Chief Accounting Officer
(Principal Accounting Officer)