Form 10-K
period 2020-12-31
AdaptHealth Corp.
filed 2021-03-16
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Class A Common Stock, par value $0.0001 per share, held by non-affiliates of the Registrant, computed based on the closing sale price of $16.10 per share on June 30, 2020, as reported by The Nasdaq Stock Market LLC, was approximately $184.9 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. As of March 12, 2021, there were 114,898,405 shares of the Registrant’s Class A Common Stock issued and outstanding and 0 shares of the Registrant’s Class B Common Stock issued and outstanding.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than April 30, 2021.

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

These forward-looking statements are based on information available to us as of the date they were made, and involve a number of risks and uncertainties which may cause them to turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward- looking statements. Some factors that could cause actual results to differ include:

●	competition and the ability of our business to grow and manage growth profitably;
●	changes in applicable laws or regulations;
●	fluctuations in the U.S. and/or global stock markets;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
●	the impact of the coronavirus (COVID-19) pandemic and our response to it;
●	failure to consummate or realize the expected benefits of the acquisition of AeroCare Holdings, Inc. (“AeroCare”); and
●	other risks and uncertainties set forth in this Form 10-K, as well as the documents incorporated by reference herein.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

●	the coronavirus (COVID-19) pandemic and the global attempt to contain it;
●	our reliance on relatively few suppliers for the majority of our patient service equipment and supplies;
●	continuing efforts by private third-party payors to control their costs and our payor contracts being subject to renegotiation or termination;
●	changes in governmental or private payor supply replenishment schedules and our ability to manage the complex and lengthy reimbursement process;
●	our reliance for a significant portion of our revenue on the provision of sleep therapy equipment and supplies to patients;
●	consolidation among health insurers and other industry participants;
●	our failure to maintain controls and processes over billing and collections;
●	our ability to maintain or develop relationships with patient referral sources;
●	our ability to successfully design, modify and implement technology-based and other process changes and our dependence on information systems, including software licensed from third parties;
●	competition from numerous other home respiratory and mobility equipment providers;
●	changes in medical equipment technology and development of new treatments;
●	the risk of rupture or other accidents due to our transport of compressed and liquid oxygen;
●	the outsourcing of a portion of our internal business functions to third-party providers;
●	our ability to attract and retain key members of senior management and other key personnel;
●	our ability to execute our strategic growth plan, which involves the acquisition of other companies, including our ability to integrate the operations of AeroCare into our business and realize the expected benefits of the AeroCare acquisition;
●	the impact of political and economic conditions;
●	risks related to government regulation, including federal and state changes to reimbursement and other Medicaid and Medicare policies, healthcare reform efforts, and our ability to comply with applicable law, including healthcare fraud and abuse and false claims laws and regulations, and data protection, privacy and security, and consumer protection laws;
●	changes in the authorizations or documentation necessary for our products and audits of reimbursement claims by various governmental and private payor entities;
●	significant reimbursement reductions and/or exclusion from markets or product lines;

●	our ability to maintain required licenses and accreditation;
●	the impact if we were required to write down all or part of our goodwill and identifiable intangible assets;
●	our ability to generate sufficient cash flow or obtain additional capital to fund our operating subsidiaries and finance our growth;
●	risks relating to our indebtedness, including our ability to meeting operating covenants and the impact from changes to LIBOR;
●	our ability to timely and effectively implement controls and procedures required by the Sarbanes-Oxley Act; and
●	significant increased expenses and administrative burdens as a result of being a public company and certain of our management’s limited experience in operating a public company.

PART I

Item 1. Business

We are a national leader in providing patient-centric and technology-enabled chronic disease management solutions including home healthcare equipment, medical supplies to the home and related services in the United States. We focus primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors (“CGM”) and insulin pumps), (iii) home medical equipment (“HME”) to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME medical devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. We service beneficiaries of Medicare, Medicaid and commercial payors. As of December 31, 2020, we serviced approximately 1.9 million patients annually in all 50 states through our network of 283 locations in 42 states. Following our acquisition of AeroCare Holdings, Inc. (“AeroCare”) in February 2021, we service approximately 3.0 million patients annually in all 50 states through our network of over 500 locations across 46 states. Our principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

We were originally formed in November 2017 as a special purpose acquisition company under the name DFB Healthcare Acquisitions Corp. for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. On November 8, 2019, we completed our initial business combination with AdaptHealth Holdings LLC (“AdaptHealth Holdings”), a Delaware limited liability company, pursuant to an Agreement and Plan of Merger, dated as of July 8, 2019 (as amended, the "Merger Agreement”), by and among DFB Healthcare Acquisitions Corp. a Delaware corporation (DFB Healthcare Acquisitions Corp. prior to the Business Combination is referred to herein as “DFB”), DFB Merger Sub LLC, a Delaware limited liability company (the “Merger Sub”), our wholly owned subsidiary, AdaptHealth Holdings LLC, AH Representative LLC (the “AdaptHealth Holdings Unitholders’ Representative”), BM AH Holdings, LLC, Access Point Medical Inc. (together the “Blocker Companies”) and, solely for the purposes described therein, Clifton Offshore Investments L.P., a British Virgin Islands limited partnership (the “A Blocker Seller”), BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, BMSB L.P. a Delaware limited partnership, BlueMountain Fursan Fund L.P. a Cayman Islands exempted limited partnership (collectively, the “BM Blocker Sellers” and together with the A Blocker Seller, the “Blocker Sellers”). The transactions completed pursuant to the Merger Agreement are collectively referred to herein as the "Business Combination". As part of the Business Combination, we changed our name from DFB Healthcare Acquisitions Corp. to AdaptHealth Corp. (“we”, “us”, “our”, “AdaptHealth” or the “Company”). Refer to Note 11, Stockholders’ Equity, included in our consolidated financial statements for the year ended December 31, 2020 included in this report for additional information.

On February 1, 2021, we acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other durable medical equipment products. The total consideration consisted of (i) a cash payment of approximately $1.1 billion at closing, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock at closing, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock at closing, and (iv) the issuance of 3,959,912 options to purchase shares of the Company’s Class A Common Stock in the future, which have a weighted-average exercise price of $6.24 per share and a weighted-average exercise period of approximately 7 years from the date of closing. On March 3, 2021, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635, the issuance of shares of the Company’s Class A Common Stock, representing equal to or greater than 20% of the outstanding common stock or voting power of the Company issuable upon conversion of the Series C Convertible Preferred Stock issued to the former equityholders of AeroCare, by removal of the conversion restriction that prohibits such conversion of Series C Convertible Preferred Stock. Following the receipt of the approval of the Company’s stockholders, the holders may elect to convert, and the Company may elect to effect a mandatory conversion of, each share of Series C Convertible Preferred Stock into 100 shares of Class A Common Stock (subject to certain anti-dilution adjustments). The Company has elected to effect a mandatory conversion of the Series C Convertible Preferred Stock, and the conversion of such shares of Series C Convertible Preferred Stock to shares of Class A Common Stock is expected to occur on March 19, 2021.

Industry Overview

The HME industry provides critical medical products and recurring supply services, designed to improve quality of life, to patients in their homes. The HME industry allows patients with complex and chronic conditions to transition to their homes and achieve a greater level of independence, which is often lost in facility-based settings. While the industry has traditionally treated outpatient and lower acuity ailments, recent technological improvements have helped make higher acuity treatment more affordable and, in turn, have allowed the industry to shift to the treatment of more advanced acute ailments. The equipment and supplies that HME providers deliver can support respiratory, mobility, diabetes management, nutritional and other general home needs (bathroom needs, nutritional needs, hospital beds, among others).

According to the Centers for Medicare & Medicaid Services (“CMS”), the HME industry grew from $40 billion in 2010 to $56 billion in 2018 (representing a 4.3% CAGR), of which the Company estimated its total addressable market for its sleep therapy, oxygen services, mobility products and hospice HME business lines was approximately $12 billion to $15 billion in 2018. During that time Medicaid data shows a continued shift of long-term services and supports spending into the home, with 57% of that spending going to home and community-based services in 2016. According to CMS, the HME market is projected to continue to grow at a 6.1% CAGR over the next nine years. As a result of the Company’s recent diabetes and home medical supplies acquisitions, the Company believes it has more than doubled its total addressable market to more than $25 billion. Primary drivers of continued market growth include:

●	Aging U.S. Population: The population of adults aged 65 and older in the United States, a significant group of end users of AdaptHealth’s products and services, is expected to continue to grow and thus grow AdaptHealth’s market opportunity. According to CMS, in the United States, the population of adults between the ages of 65 and 84 is expected to grow at a 2.5% CAGR through 2030, while the population of adults over 85 is projected to grow at a 2.9% CAGR during that same time period. Not only is the elderly population expected to grow, but it is also expected to make up a larger percentage of the total U.S. population. According to the U.S. Census Bureau, the U.S. geriatric population was approximately 15% of the total population in 2014 and is expected to grow to approximately 24% of the total population by 2060. This growth emphasizes the need for companies, such as AdaptHealth, to provide efficient and effective equipment to a patient’s home, shortening the amount of time that the patient population spends in an inpatient setting.
●	Increasing Prevalence of Chronic Conditions: HME is necessary to help treat significant health issues affecting millions of Americans. For example, chronic obstructive pulmonary disease was the third leading cause of death in the United States in 2014 with over 15 million reported diagnoses, according to the Centers for Disease Control and Prevention (“CDC”). Congestive heart failure, another condition where HME plays a role in successful treatment, impacts more than five million Americans, according to the CDC. The CDC also estimates that more than 9% of the U.S. population suffers from diabetes. AdaptHealth believes that CGM and diabetes represent a $16 billion market segment. AdaptHealth believes that the CGM market could grow by 18% to $3.4 billion by 2022, and the insulin pump market could grow by 12% to $2.2 billion by 2022. Finally, according to the American Sleep Apnea Association, obstructive sleep apnea affects 20 million people across the nation, with 15 million undiagnosed, including many individuals younger than 65 years old. As these conditions continue to increase in prevalence, the Company expects that the demand within the HME industry for suppliers, such as AdaptHealth, will grow with it, positioning the Company to be able to expand its market reach and penetration.
●	Advancements in Technology: Continuing development of technology and supply logistics has enabled more efficient and effective delivery of care in the home along with the collection of data that can be used for ongoing treatment. This, in turn, has helped grow AdaptHealth’s total addressable market. With improvements in technology, physicians are often able to monitor patients’ adherence to prescribed therapy, which previously required admission to a facility. With the advancement of technology, physicians are more confident in shifting care to a patient’s home and patients are more comfortable receiving care in this setting.

●	Increasing Prevalence of and Preference for In-Home Treatments: The number of conditions that can be treated in the home continues to grow, with recent additions including chronic wound care, sleep testing, dialysis and chemotherapy. In-home care is also increasingly becoming the preferred method of treatment, particularly for the elderly population. According to the AARP Public Policy Institute, 90% of patients over age 55 have indicated a preference to receive care in the home rather than in an institutional setting. Patient preference is supported by data that has shown that the efficacy of home care is often equivalent to that of facility-based care. The home setting provides comfort and convenience for a population that often faces barriers to receiving effective traditional treatment, such as transportation and adherence. By bringing the care to them, the elderly population can maintain a higher quality of life while still receiving high-quality care and equipment. As a result, more companies within the healthcare industry that are primarily facility-based are beginning to shift towards in-home offerings. AdaptHealth believes that medical supplies to the home represents a $10 billion segment.
●	Home Care is the Lowest Cost Setting: Not only can in-home care be just as effective as care delivered in a facility-based setting, but it has also proven to be more cost effective. The cost effectiveness of in-home care is particularly important within the context of government pressures to lower the cost of care, pushing payors, such as Medicare and Medicaid, and clinicians to seek care settings that are less costly than hospitals and inpatient facilities. On a daily basis, home healthcare has been estimated by Cain Brothers & Company, LLC to be approximately seven times less expensive than care provided in skilled nursing facilities, the closest acuity site of care. Home care generally offers a significant cost reduction opportunity relative to facility-based care without sacrificing quality.

Business Strategy

AdaptHealth’s strategy is to grow its revenue while expanding margins through targeted strategies for organic growth as well as opportunistic acquisitions that take advantage of AdaptHealth’s scalable, integrated technology platform.

●	Drive Market Share Gains in the HME Market: AdaptHealth plans to leverage its technological and clinical advantages as well as its relationships with key constituents across the HME supply chain to deepen its presence in the HME market. AdaptHealth has built a strong network of highly diversified referral relationships that its sales force will continue to grow to help expand market penetration in certain geographies. Primary referral sources include acute care hospitals, sleep laboratories, pulmonologist offices, skilled nursing facilities and hospice operators, with no one source accounting for a material portion of its annual revenue as of December 31, 2020. AdaptHealth believes that maintaining and broadening these relationships will drive organic growth. AdaptHealth’s ability to provide many products across its contracted payors is particularly valuable, especially to providers and facilities that discharge patients with a variety of product needs and insurance coverages. While some of its HME competitors focus on certain specific product lines, AdaptHealth is able to offer a wide array of products to its customers. AdaptHealth believes that its strong referral relationships and broad product portfolio will help drive market share growth.
●	Grow through Acquisitions: The HME industry is highly fragmented, with more than 6,000 unique suppliers. AdaptHealth believes that ongoing reimbursement changes will continue the consolidation trend in the HME industry that has accelerated in recent years. We believe that, in the current environment, companies with the ability to scale operations possess competitive advantages that can drive volume to their platforms. As one of a limited number of national HME companies, AdaptHealth plans to continue to evaluate acquisitions and execute upon attractive opportunities to help drive growth.
●	Improve Profitability with Technology-Enabled Platform: AdaptHealth plans to leverage its combined integrated technology system (based upon third-party applications and proprietary software products) to reduce costs and improve operational efficiency in its current business and the businesses AdaptHealth acquires. Through December 31, 2020, AdaptHealth has deployed its technology solutions with respect to the majority of its acquisitions and have worked to establish the ability to improve logistics performance and operating margins. The acquisition of AeroCare combines two of the industry’s leading technology platforms, which

AdaptHealth intends to continue to improve to enhance its communications with referral sources and provide better patient service. Further, AdaptHealth believes both platforms are leaders in tech-enabled devices and are positioned to lead the shift to connected healthcare through our offerings of various connected devices designed to drive early interventions, reduce hospitalizations and improve outcomes, making AdaptHealth a value-add partner to payors, providers and patients.
●	Expand Product Portfolio: In addition to AdaptHealth’s other growth initiatives, AdaptHealth also plans to augment its product portfolio to help drive growth. While AdaptHealth offers a suite of products to its referrers and patients, it has identified several key expansion opportunities, including products in the respiratory device, respiratory medicine, diabetes management, orthotic bracing and hospice HME markets. AdaptHealth believes that the acquisition of AeroCare greatly enhances the depth of its product offering in respiratory devices and medicine, allowing it to further address key clinical conditions which, in turn, is expected to help drive growth across AdaptHealth’s customer base. AdaptHealth’s scale has helped it to be successful in the past when bidding on Medicare contracts.
●	Utilize Value-Based Reimbursement Arrangements: AdaptHealth’s broad HME service offerings and technology-enabled infrastructure provide it with the opportunity to enter into value-based reimbursement arrangements with its payors and referrers (including large multi-specialty physician groups, hospital systems, and accountable care organizations) pursuant to which AdaptHealth provides certain HME services on a per-patient, per-month basis or shares in reduction of HME service costs over baseline periods. Such arrangements are attractive to risk-bearing providers (such as capitated medical groups) and payors wishing to reduce administrative costs related to HME services.

Competitive Strengths

AdaptHealth believes that the following strengths will continue to enable it to provide high-quality products and services to its customers and to create value.

●	Differentiated Technology-Enabled Platform: Over the last five years, AdaptHealth has developed an integrated technology system (based upon leading third-party applications and proprietary software products), which it believes provides a competitive advantage within the HME industry. AdaptHealth’s integrated platform distinguishes itself from other industry participants by automating processes that can be complex, prone to mistakes and inefficient. AdaptHealth believes that its platform’s ease of use, improved compliance and automated, integrated workflow for delivery of care appeals to physicians and payors. Additionally, AdaptHealth believes its adoption of e-prescribing solutions enhances transparency and reduces clinical errors and delays. AdaptHealth believes such systems provide better patient service by reducing the time between an order’s receipt and the delivery of the products to the patient. AdaptHealth believes its model is scalable, supporting future organic growth while also allowing for timely on-boarding of acquisitions. AdaptHealth believes that this differentiated technology platform will help generate business from new clients, as other competitors either lack the resources to modernize their infrastructure or utilize systems which do not easily allow for changes from traditional, less automated models.
●	National Scale and Operational Excellence: Following AdaptHealth’s acquisition of AeroCare, AdaptHealth services approximately 3.0 million patients annually across all 50 states and performs over 29,000 equipment and supply deliveries a day from over 500 locations across 46 states. AdaptHealth has relationships with national healthcare distribution companies to drop ship certain HME products directly to patients’ homes in one to two days. AdaptHealth believes that its scale makes it attractive to payors as AdaptHealth is able to service its patients across the nation. As of December 31, 2020, AdaptHealth has been able to build a network of more than 1,000 payors, including 10 national insurers. AdaptHealth’s payor network allows its organization to provide in-network rates for most prospective patients, unlike many of its competitors. AdaptHealth believes that this, in turn, promotes access to its services among patients, providers and facilities, which helps to support and grow its business. AdaptHealth has a broad distribution network to leverage with respect to timely and efficient delivery of products. AdaptHealth has strategically located small depots across the country based upon equipment volume and drive times to support its delivery fleet and help enhance operational success.

●	Experienced Management Team: AdaptHealth is led by a proven management team with significant experience in the HME and healthcare services industries. The team has domain knowledge within the industry having been employed at various healthcare organizations throughout their careers. Multiple members of the management team have also built independent HME companies and have the proven ability to scale a business within the HME industry. Additionally, several members of the management team have experience within their specific roles in both private and public company settings. Given the complexity of the highly regulated industry in which it operates, AdaptHealth believes that management’s experience is a meaningful differentiator relative to its competitors.
●	Proven M&A Success: AdaptHealth’s integrated technology platform includes scalable and centralized front-end and back office processes that facilitate the effective onboarding of potential acquisitions and help achieve cost synergies. AdaptHealth has demonstrated its ability to execute upon acquisitions, completing approximately 90 transactions from its founding through December 31, 2020. As AdaptHealth continues to grow, it expects to deploy incrementally more capital and integrate substantially larger targets over time, which in turn it expects will be a source of continued growth for AdaptHealth.

Company Operations

Product Offering. AdaptHealth delivers home medical equipment and supplies directly to a patient’s home upon discharge from a hospital and/or receipt of referral. The breadth of AdaptHealth’s products is particularly valuable to acute care hospitals, sleep laboratories and long-term care facilities that discharge patients with complex conditions and multiple product needs.

AdaptHealth is often paid a fixed monthly amount for certain HME products as designated by CMS or commercial payors, such as CPAP equipment, wheelchairs, hospital beds, oxygen concentrators, continuous glucose monitors (CGM) and other similar products. These sales accounted for approximately 28% of AdaptHealth’s net revenue for the year ended December 31, 2020.

For resupply sale and one-time sale products, which include those deemed to be consumables, AdaptHealth receives a single payment upon sale of the product. These products, which include CPAP masks and related supplies, diabetes management supplies, wound care supplies, wheelchair cushions accessories, orthopedic bracing, breast pumps and supplies, walkers, commodes and canes, nutritional supplies and incontinence supplies, accounted for approximately 72% of AdaptHealth’s net revenue for the year ended December 31, 2020.

Supply Chain. AdaptHealth plays an important role in delivering HME products to patients in their homes. Manufacturers of home medical equipment sell and ship their products to AdaptHealth directly. AdaptHealth also contracts with national healthcare distribution companies to ship certain HME products directly to patients’ homes. These distributors invoice AdaptHealth for the cost of shipped products at the time of sale. AdaptHealth receives referrals from a variety of sources, such as acute care hospitals, sleep laboratories, pulmonologist offices, skilled nursing facilities and hospice operators. AdaptHealth’s products are either shipped to patients’ homes by AdaptHealth-operated or contracted delivery trucks or shipped using proprietary or third-party distribution services. AdaptHealth bills payors and patients directly for the products that are delivered and for the services that are provided.

Operating Structure

Management. AdaptHealth is led by a proven management team with experience in the HME industry across a variety of healthcare organizations. AdaptHealth has a centralized approach for key business processes, including M&A activity, revenue cycle management, strategic purchases, payor contracting, finance, compliance, legal, human resources, IT and sales management. In addition, AdaptHealth has centralized many of the functions relating to its CPAP and other resupply businesses. However, AdaptHealth believes that the personalized nature of customer requirements and referral relationships, characteristic of the home healthcare business, mandate that it emphasize a localized operating structure as well. AdaptHealth focuses on regional management to respond promptly and effectively to local market demands and opportunities. AdaptHealth’s regional managers are responsible and accountable for maintaining and developing relationships with referral sources, customer service for non-CPAP supply product lines and logistics for non-drop-shipped products.

Following the closing of the acquisition of AeroCare in February 2021, Stephen Griggs has joined Luke McGee as Co-Chief Executive Officer of AdaptHealth.

IT. AdaptHealth has established an integrated, technology-enabled, centralized platform, distinguishing itself from many of its competitors who traditionally use less automated processes that are typically complex, can be prone to mistakes and are inefficient. AdaptHealth’s technology enables automated, compliant, and integrated workflow into patients’ delivery of care. AdaptHealth believes that this advanced technology platform provides it with a competitive advantage through its unique components that cater to patients and physicians. AdaptHealth believes that its technology platform has several characteristics that appeal to physicians, including its ease of use, the improved compliance it enables through its integrated systems and the automated, integrated workflow it provides for patients’ delivery of care. Additionally, AdaptHealth’s e-prescribing capabilities enhance transparency and reduce transcription and other errors. AdaptHealth believes that patients are also better served due to the efficiency from time of order to delivery and the seamless integration across points of care enabled by AdaptHealth’s platform. The integrated system also provides AdaptHealth management with critical information in a timely manner, allowing them to track performance levels company wide. AdaptHealth is in the process of replacing its mobile delivery software technology provided by a third party with AeroCare’s proprietary mobile delivery technology called OTL. This technology will allow AdaptHealth to add many features to its existing technology, such as delivery notification, patient satisfaction applications and referral source notifications. This application, combined with AdaptHealth’s data warehouse and evolving data lake, will allow AdaptHealth to build out a 360-degree view of its patients and activities, and will ultimately act as a fundamental component of the operating system of AdaptHealth.

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

Revenue Cycle Management. AdaptHealth’s revenue cycle management and billing processes have both manual and computerized elements that are designed to maintain the integrity of revenue and accounts receivable. Third-party payors that can accommodate electronic claims submission, such as Medicare, certain state Medicaid payors and many commercial payors, are billed electronically on a daily basis. For other payors, who are unable to accept electronic submissions, AdaptHealth generates paper claims and invoices.

AdaptHealth contracts with several business process outsourcing providers to provide certain billing and administrative functions related to revenue cycle management. These providers are based in the Philippines, India and Central America and provide AdaptHealth with the ability to scale its workforce in a cost-effective manner. As of December 31, 2020, approximately 1,800 full-time equivalent personnel were provided to AdaptHealth under such arrangements. Following AdaptHealth’s acquisition of AeroCare in February 2021, an additional approximately 225 full-time equivalent personnel are provided to AdaptHealth under such arrangements.

Sales and Marketing

Sales activities are generally carried out by AdaptHealth’s full-time sales representatives with assistance from on-site liaisons in certain markets who interact directly with hospital discharge coordinators and patients. AdaptHealth’s sales team works closely with AdaptHealth’s trained respiratory therapists in carrying out their daily sales activities. AdaptHealth primarily acquires new patients through referrals. Sources of referrals include acute care hospitals, sleep laboratories, pulmonologist offices, skilled nursing facilities and hospice operators, among others. AdaptHealth’s sales representatives maintain continual contact with medical professionals across these facilities. AdaptHealth believes that its relationships with its referral sources are strong and that these entities will continue to be a source of organic growth through new patients. While AdaptHealth views its referral sources as fundamental to its business, no single referral source accounted for a material amount of its annual revenues as of December 31, 2020.

Acquisitions

Continuing to grow through accretive acquisitions is a key element of AdaptHealth’s growth strategy, and AdaptHealth continuously reviews its pipeline of potential acquisition candidates. AdaptHealth maintains a dedicated M&A integration team and leverages its scalable front-end and back-office technology platform to facilitate acquisition integration to help realize short-term cost saving synergies and longer term revenue growth synergies.

During the year ended December 31, 2020, AdaptHealth completed acquisitions involving 22 companies for aggregate consideration of approximately $914 million (excluding amounts related to contingent consideration). For the year ended December 31, 2019, AdaptHealth completed acquisitions involving 18 companies for aggregate consideration of approximately $67 million (excluding amounts related to contingent consideration).

Suppliers

AdaptHealth purchases home healthcare equipment, medical devices and supplies from a variety of suppliers. AdaptHealth’s sleep therapy equipment and supplies are primarily provided by two suppliers, its mobility and home services products (such as hospital beds, wheelchairs, walkers and commodes) are principally supplied by a single supplier and its diabetes services products/CGM products are primarily provided by two suppliers. Notwithstanding its significant supply relationships with these vendors, AdaptHealth believes that it is not dependent upon any single supplier and that its product needs can be met by an adequate number of qualified manufacturers.

Facilities

AdaptHealth does not own any properties and leases its headquarters facility located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, PA. As of December 31, 2020, AdaptHealth serviced approximately 1.9 million patients annually across all 50 states and performed approximately 17,000 equipment and supply deliveries a day through its network of 283 locations in 42 states. Following the acquisition of AeroCare in February 2021, AdaptHealth services more than 3.0 million patients annually and performs approximately 29,000 deliveries a day through its network of over 500 locations across 46 states. Full-service locations are typically between 300 and 5,000 square feet and are usually a combination office and warehouse space. Many of these facilities are accredited to provide patient services, and their adjacent warehouse space is used for storage of adequate supplies of equipment and accessories for such patient services. AdaptHealth believes that these facilities are adequate to meet its current needs and expects to add additional facilities in connection with its growth strategies. AdaptHealth believes that such additional space, when required, will be available on commercially reasonable terms, consistent with historical cost trends.

Employees

As of December 31, 2020, AdaptHealth had approximately 4,700 employees. Following AdaptHealth’s acquisition of AeroCare in February 2021, AdaptHealth has approximately 8,700 employees. AdaptHealth believes that relations between its management and employees are good.

Competition

The HME market is fragmented and highly competitive. AdaptHealth competes with other large national providers, including Apria Healthcare, Lincare and Rotech,; regional providers, including DASCO Home Medical Equipment, Binson’s Medical Equipment, Inc., Norco, Inc. Protech Home Medical Corp. and Spiro Health; and product-specific providers, including Breg, Inc., Byram Healthcare Centers, Inc., Inogen, Inc., Acelity L.P., CCS Medical, US Medical and Edgepark, as well as over 6,000 local organizations. In addition, non-HME providers, including CVS, Amazon and certain manufacturers of HME equipment are considering entering or expanding their presence in the HME market.

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

AdaptHealth believes that the most important competitive factors in the regional and local markets are:

●	Reputation with referral sources, including local physicians and hospital-based professionals;
●	Service quality and efficient, responsive referral process;
●	Differentiated technology platform that provides a superior physician and patient experience;
●	Comprehensive offering across the home medical equipment space;
●	Broad network of payor contracts and regional insurers;
●	Overall ease of doing business; and
●	Quality of patient care, including clinical expertise.

AdaptHealth believes that it competes favorably with competitors on the basis of these and other factors.

Legal Proceedings

AdaptHealth is involved in investigations, claims, lawsuits and other proceedings arising in the ordinary course of its business. These matters involve patient complaints, personnel and employment issues, regulatory matters, personal injury, contract and other proceedings arising in the ordinary course of business, which have not resulted in any material losses to date. Although AdaptHealth does not expect the outcome of these proceedings will have a material adverse effect on its financial condition or results of operations, such matters are inherently unpredictable. Therefore, AdaptHealth could incur judgments or enter into settlements or claims that could materially impact its financial condition or results of operations.

For example, on July 25, 2017, AdaptHealth Holdings was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation appears to be focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. AdaptHealth Holdings has cooperated and fully complied with the subpoena. On October 3, 2019 AdaptHealth received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. AdaptHealth has responded to the EDPA and supplemented its production as requested. On November 9, 2020, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by AdaptHealth in 2017. The Company is compiling this information in coordination with the EDPA. While AdaptHealth cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.

Additionally, in March 2019, prior to its acquisition by AdaptHealth, AeroCare was served with a civil investigative demand (“CID”) issued by the United States Attorney for the Western District of Kentucky (“WDKY”).

The CID seeks to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY has requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare has cooperated with the WDKY and has produced documents and provided explanations of its billing practices. In September 2020, the WDKY indicated the investigation includes alleged violations of the federal False Claims Act and as well as alleged violations of state Medicaid false claims acts in ten states. AeroCare has cooperated fully with the investigation and has indicated to the WDKY that concerns raised do not accurately identify Medicare coverage criteria and that state Medicaid coverage requirements generally do not provide for separate reimbursement for portable gaseous oxygen contents in the circumstances at issue. While AdaptHealth cannot provide any assurance as to whether the WDKY will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on AdaptHealth.

Government Regulation

The federal government and all states in which AdaptHealth currently operates regulate various aspects of AdaptHealth’s business. In particular, AdaptHealth’s operations are subject to federal laws that regulate the reimbursement of its products and services under various government programs and that are designed to prevent fraud and abuse. AdaptHealth’s operations are also subject to state laws governing, among other things, pharmacies, nursing services, medical equipment suppliers and certain types of home health activities. State regulators may also determine that telephone marketing of AdaptHealth products and services to patients fall within state regulation of telemarketing. Certain of AdaptHealth’s employees are subject to state laws and regulations governing the licensure and professional practice of respiratory therapy, pharmacy and nursing.

AdaptHealth maintains a Compliance Program that is designed to meet the guidelines set forth by HHS, and provides ongoing compliance training designed to keep AdaptHealth’s officers, directors and employees well-educated and up-to-date regarding developments on relevant topics and to emphasize AdaptHealth’s policy of strict compliance. Federal and state laws require that AdaptHealth obtain facility and other regulatory licenses and accreditation and that AdaptHealth enroll as a supplier with federal and state health programs.

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

Numerous federal and state laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. As part of AdaptHealth’s provision of, and billing for, healthcare equipment and services, AdaptHealth is required to collect and maintain patient-identifiable health information. In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for protected health information and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase AdaptHealth’s compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which AdaptHealth handles healthcare-related data and communicate with payers, and the cost of complying with these standards could be significant. If AdaptHealth does not comply with existing or new laws and regulations related to patient health information, it could be subject to criminal or civil sanctions.

Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require AdaptHealth to publish statements that describe how it handles personal information and choices individuals may have about the way AdaptHealth handles their personal information. If such information that AdaptHealth publishes is considered untrue, it may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. Communications with our patients are also subject to laws and regulations governing communications, including the TCPA, the CAN-SPAM Act, additional fax regulations under the Junk Fax Act and the Telemarketing Sales Rule and Medicare regulations.

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

Impact of the ACA and MIPPA. The ACA, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impacted reimbursement for the primary respiratory and other DME products provided by AdaptHealth.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a large number of laws intended to result in significant change to the ACA. The law has been subject to legislative and regulatory changes and court challenges, and the former presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the ACA, its implementation or its interpretation. In 2017, the Tax Cuts and Jobs Acts was enacted, which, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire ACA was unconstitutional. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals upheld the lower court’s finding that the individual mandate is unconstitutional and remanded the case back to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it remains unclear when and how the Supreme Court will rule. These and other efforts to challenge, repeal or replace the ACA could result in reduced funding state Medicaid programs, lower numbers of insured individuals, and reduced coverage for insured individuals. There is uncertainty regarding whether, when, and how the ACA will be further changed, what alternative provisions, if any, will be enacted, and the impact of alternative provisions on providers and other healthcare industry participants. Government efforts to repeal or change the ACA or to implement alternative reform measures could cause AdaptHealth’s revenues to decrease to the extent such legislation reduces Medicaid and/or Medicare reimbursement rates.

MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008, and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that AdaptHealth provides, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2006 through the implementation of a capped rental arrangement. MMA changed the pricing formulas used to establish payment rates for inhalation drug therapies resulting in significantly reduced reimbursement beginning in 2005, established a competitive acquisition program for DME, established a RAC program, which implemented a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for DME suppliers. The RACs are empowered to audit claims submitted by healthcare providers and overpayments identified by the RACs can be recouped from future payments, including in cases where the reimbursement rules are unclear or subject to differing interpretations. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules, which could adversely impact AdaptHealth’s future financial condition and results of operations. In October 2008, CMS established ZPICs and UPICs, who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs and UPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors. These legislative and regulatory provisions, as currently in effect have and will continue to adversely impact AdaptHealth’s financial condition and results of operations.

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

All Medicare DMEPOS Competitive Bidding Program contracts expired on December 31, 2018, and, as a result, there is a temporary gap in the entire DMEPOS Competitive Bidding Program that CMS stated would last until December 31, 2020 and be replaced by a single round of competition named “Round 2021” which consolidated the competitive bidding areas (“CBAs”) included in the Round 1 2017 and Round 2 Recompete DMEPOS Competitive Bidding Programs. Round 2021 contracts were scheduled to become effective on January 1, 2021, and extend through December 31, 2023. CMS included 16 product categories in Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that contract awards would only be made for off-the-shelf (“OTS”) knee and back braces. For the year ended December 31, 2020, revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth expects to obtain contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.

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

CMS’s decision to cancel the 2021 competitive bidding program is a significant development for AdaptHealth. CMS is proposing to reimburse all HME other than off-the-shelf back and knee braces at current rates, to schedule the next round of competitive bidding in 2024, and to make the higher blended rates in rural territory permanent. In total, AdaptHealth believes these changes to the competitive bidding program are significantly positive to the business, and AdaptHealth expects the rate changes for the off-the-shelf back and knee braces to be immaterial to AdaptHealth.

Durable Medical Equipment Medicare Administrative Contractor. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, certain provisions under CMS guidance manuals, local coverage determinations, and the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and other government contractors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. If treating physicians do not adequately document, among other things, their diagnoses and plans of care, the risks that AdaptHealth will be subject to audits and payment denials are likely to increase. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual supplier and industry-wide perceived error rates. High error rates could lead to further audit activity and regulatory burdens and could result in AdaptHealth making significant refunds and other payments to Medicare and other government programs. Accordingly, AdaptHealth’s future revenues and cash flows from government healthcare programs may be reduced. Private payors also may conduct audits and may take legal action to recover alleged overpayments. AdaptHealth could be adversely affected in some of the markets in which it operates if the auditing payor alleges substantial overpayments were made to AdaptHealth due to coding errors or lack of documentation to support medical necessity determinations. AdaptHealth cannot currently predict the adverse impact these measures might have on its financial condition and results of operations, but such impact could be material.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, revenue, financial condition and results of operations.

Risks Related to Our Business and Industry

The recent coronavirus (COVID-19) pandemic and the global attempt to contain it may harm our business, results of operations and ability to execute on our business plan.

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and otherwise responding to employee, customer and supplier concerns, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which has not significantly impacted their productivity. While many of our operations can be performed remotely, there is no guarantee that we remain as effective while working remotely because our team is dispersed, many employees have had additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees have or may become sick themselves and be unable to work. Our suppliers and vendors have similarly had their operations altered. To the extent the resulting economic disruption continues, we could see some vendors go out of business, resulting in supply constraints and increased costs or delays in meeting the needs of our patients.

The full extent to which the COVID-19 pandemic and the various responses to it continue to impact our business, operations and financial results will continue to depend on numerous other evolving factors that we may not be able to accurately predict, including:

●	the duration and scope of the pandemic, including disproportionate impacts on the Company’s patient population, the effectiveness and timing of COVID-19 vaccination campaigns, or any perceived limitations of or setbacks in these efforts;
●	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
●	the availability and cost to access the capital markets;
●	our ability to pursue, diligence, finance and integrate acquisitions;
●	our ability to comply with financial and operating covenants in our debt and operating lease agreements;
●	potential for goodwill impairment charges;
●	our ability to comply with the reporting requirements necessary to retain the CARES Act provider relief funds we received;
●	the effect on our patients, physician and facility referral sources and demand for and ability to pay for medical services;
●	disruptions or restrictions on our employees’ ability to travel and to work, including as a result of their health and wellbeing;

●	availability of third-party providers to whom we outsource portions of our internal business functions, including billing and administrative functions relating to revenue cycle management; and
●	increased cybersecurity risks as a result of remote working conditions.

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

We continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, and stockholders. It is not clear what the potential effects any such further alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

The potential effects of COVID-19 could also heighten the risks disclosed in many of our other risk factors that are included below, including as a result of, but not limited to, the factors listed above.

AdaptHealth’s reliance on relatively few suppliers for the majority of its patient service equipment and supplies could adversely affect AdaptHealth’s ability to operate.

AdaptHealth currently relies on a relatively small number of suppliers to provide it with the majority of its patient service equipment and supplies. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing suppliers, may force AdaptHealth to use alternative suppliers. Additionally, any new excise taxes imposed on manufacturers of certain medical equipment could be passed on to customers, such as AdaptHealth. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to AdaptHealth, resulting in a need to change suppliers. Any change in suppliers AdaptHealth uses could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect AdaptHealth’s results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If AdaptHealth cannot obtain the patient service equipment and supplies it currently uses, or alternatives at similar or favorable prices, AdaptHealth’s ability to provide such products may be severely impacted, which could have an adverse effect on its business, financial condition, results of operations, cash flow, capital resources and liquidity. During 2020, the COVID-19 pandemic impacted manufacturing in all of the regions where AdaptHealth’s suppliers manufacture their products. While the global closures and limitations on movement related to COVID-19 were temporary, and while such closures, limitations and related impacts have not materially disrupted AdaptHealth’s supply chain to date, such supply chain disruption remains possible and the financial impact of any such disruption cannot be estimated at this time. Should such closures and limitations on movement be reinstated or continue for an extended period of time, the impact on our supply chain could materially and adversely affect our business and results of operations.

AdaptHealth is affected by continuing efforts by private third-party payors to control their costs. If AdaptHealth agrees to lower its reimbursement rates due to pricing pressures from private third-party payors, AdaptHealth’s financial condition and results of operations would likely deteriorate.

AdaptHealth derived approximately 62% and 57% of its revenue for the years ended December 31, 2020 and 2019, respectively, from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and AdaptHealth may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-

party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.

Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.

AdaptHealth generated approximately 29% and 42% of its revenue for the years ended December 31, 2020 and 2019, respectively, through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth generates a significant portion of its revenue from the provision of sleep therapy equipment and supplies to patients, and AdaptHealth’s success is therefore highly dependent its ability to furnish these items.

Approximately 39% and 58% of AdaptHealth’s revenue for the years ended December 31, 2020 and 2019, respectively, was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies to treat their patients suffering from OSA. There can be no assurance that AdaptHealth will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand or to maintain meaningful market acceptance will harm its business and future prospects.

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

Changes made by payors to the way they cover products supplied by AdaptHealth could have and adverse impact on AdaptHealth’s revenue and operations.

Payors that provide coverage for products supplied by AdaptHealth can make changes to their plans and benefit designs that can have an impact on AdaptHealth’s revenue and operations. Some payors have shifted coverage for CGM from the medical benefit to the pharmacy benefit for their insureds. The impact of changing the benefit can include changes to the types of providers that can provide CGM, increased competition from pharmacies, changes to covered amounts, and changes to patient deductibles. Additionally, including CGM under the pharmacy benefit could allow pharmacy benefit managers to attempt to restrict how beneficiaries obtain CGM, including attempts to shift to specifically contracted providers with reduced reimbursement to the supplier or pharmacy. AdaptHealth cannot predict whether such modifications to plan design or benefits will have an adverse impact on its revenue and operations.

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

AdaptHealth’s success depends in large part on referrals from acute care hospitals, sleep laboratories, pulmonologist and endocrinologist offices, skilled nursing facilities, hospice operators and other patient referral sources in the communities served by AdaptHealth. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. In addition, AdaptHealth’s relationships with referral sources are subject to federal and state healthcare laws such as the federal Anti-Kickback Statute and the Stark Law to the extent these services provide a financial benefit to or relieve a financial burden for a potential referral source, or are subsequently found not to be for fair market value. See “Risk Factors — Risks Related to Our Business and Industry — AdaptHealth is subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and AdaptHealth may become subject to such litigation. If AdaptHealth is unable to or has not fully complied with such laws, it could face substantial penalties.” However, there can be no assurance that other market participants will not attempt to steer patients to competing post-acute providers or otherwise limit AdaptHealth’s access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute care hospitals, and other post-acute providers may hinder patient referrals to AdaptHealth. AdaptHealth’s growth and profitability depend on its ability to establish and maintain close working relationships with patient referral sources and to increase awareness and acceptance of the benefits of inpatient rehabilitation, home health, and hospice care by its referral sources and their patients. There can be no assurance that AdaptHealth will be able to maintain its existing referral source relationships or that it will be able to develop and maintain new relationships in existing or new markets. AdaptHealth’s loss of, or failure to maintain, existing relationships or its failure to develop new relationships could adversely affect its ability to grow its business and operate profitably.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, AdaptHealth faces increased cybersecurity risks due to its reliance on internet technology and the number of its employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. AdaptHealth can provide no assurance that its current information technology systems, or those of the third parties upon which it relies, are fully protected against cybersecurity threats. It is possible that AdaptHealth or its third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. If AdaptHealth experiences a reduction in the performance, reliability, or availability of its information systems, its operations and ability to process transactions and produce timely and accurate reports could be adversely affected. If AdaptHealth experiences difficulties with the transition and integration of information systems or is unable to implement, maintain, or expand its systems properly, AdaptHealth could suffer from, among other things, operational disruptions, delays, cessation of service, regulatory problems, increases in administrative expenses and other harm to its business and competitive position.

There can be no assurance that AdaptHealth’s and its third-party software providers’ safety and security measures and disaster recovery plan will prevent damage, interruption or breach of its information systems and operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, AdaptHealth may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications AdaptHealth develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of its information systems. Unauthorized parties may attempt to gain access to AdaptHealth’s systems or facilities, or those of third parties with whom AdaptHealth does business, through fraud or other forms of deceiving its employees or contractors. On occasion, AdaptHealth has acquired additional information systems through its business acquisitions. AdaptHealth has upgraded and expanded its information system capabilities and has committed significant resources to maintain, protect, enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, and changing customer preferences. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of AdaptHealth’s operations. A cyber security attack or other incident that bypasses AdaptHealth’s information systems security could cause a security breach which may lead to a material disruption to its information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cyber-security attack or other unauthorized attempt to access AdaptHealth’s systems or facilities were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact AdaptHealth’s ability to provide various healthcare services.

Any successful cyber security attack or other unauthorized attempt to access AdaptHealth’s or its acquisition targets’ systems or facilities also could result in negative publicity which could damage its reputation or brand with its patients, referral sources, payors or other third parties and could subject AdaptHealth to substantial penalties under HIPAA and other federal and state data protection laws, in addition to private litigation with those affected. Failure to maintain the security and functionality of AdaptHealth’s information systems and related software, or a failure to defend a cyber-security attack or other attempt to gain unauthorized access to AdaptHealth’s or its acquisition targets’ systems, facilities or patient health information, could expose AdaptHealth to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in AdaptHealth’s operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the Office of Inspector General or state attorneys general), private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which could adversely impact AdaptHealth’s financial condition and results of operations.

For example, on June 28, 2019, Solara Medical Supplies (“Solara”), which was acquired by AdaptHealth in July 2020, determined that an unauthorized third-party gained access to a limited number of employee Microsoft Office accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Investigations by applicable regulators are ongoing, and Solara is defending a class action regarding the incident in federal court. At this time, we cannot predict the outcome of any such investigation or litigation, although responding to these matters or any unfavorable outcome in connection therewith could have an adverse impact on AdaptHealth’s financial condition and results of operations following consummation of the acquisition of Solara.

AdaptHealth experiences competition from numerous other home respiratory and mobility equipment providers, and this competition could adversely affect its revenues and its business.

The home respiratory and mobility equipment markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. The primary competitive factors are quality considerations such as responsiveness, access to payor contracts, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of AdaptHealth’s competitors may now or in the future have greater financial or marketing resources than AdaptHealth. In addition, in certain markets, competitors may have more effective sales and marketing activities. AdaptHealth’s largest national home respiratory/home medical equipment provider competitors include Apria Healthcare Group Inc., Lincare Holdings Inc. and Rotech Healthcare Inc. The rest of the homecare market in the United States consists of regional providers and product-specific providers, as well as numerous local organizations. Hospitals and health systems are routinely looking to provide coverage and better control of post-acute healthcare services, including homecare services of the types AdaptHealth provides. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value-based purchasing and other payment systems.

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

Our ability to successfully operate our business is largely dependent upon the efforts of certain key personnel of AdaptHealth, including senior management. The loss of such key personnel could negatively impact our operations and financial results.

AdaptHealth is highly dependent on the performance and continued efforts of its senior management team. AdaptHealth’s future success is dependent on its ability to continue to attract and retain qualified executive officers and senior management. Any inability to manage AdaptHealth’s operations effectively could adversely impact its financial condition and results of operations.

Our ability to successfully operate our business is also dependent upon the efforts of certain other key personnel of AdaptHealth. It is possible that AdaptHealth will lose some key personnel, the loss of which could negatively impact our operations and profitability.

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

AdaptHealth’s business can be affected by a number of factors that are beyond its control, such as general geopolitical, economic and business conditions, financial services market conditions, and general political and economic developments, including slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven economic recovery, government actions impacting trade agreements including the imposition of trade restrictions such as tariffs and retaliatory counter measures, government deficit reduction, tax legislation increasing the federal corporate income tax rates, natural and other disasters and public health crises affecting the operations of AdaptHealth or its customers or suppliers. The COVID-19 pandemic has exacerbated many of these conditions. Any Medicare, Medicaid or third-party payor reimbursement reductions as a result of such factors could adversely impact AdaptHealth’s business, financial condition, results of operations, cash flow, capital resources and liquidity. Turmoil in the financial markets, including in the capital and credit markets, and any uncertainty over its breadth, depth and duration may put pressure on the global economy and could have a negative effect on AdaptHealth’s business. Further, historical worldwide financial and credit turmoil could reduce the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could cause an economic recession in the United States or worldwide. If financial markets in the United States, Europe and Asia experience extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, governments may take unprecedented actions intended to address extreme market conditions that may include severely restricted credit and declines in real estate values. If conditions in the global economy, U.S. economy or other key vertical or geographic markets are weak or uncertain, AdaptHealth could experience material adverse impacts on its revenue, financial condition and results of operations.

AdaptHealth currently outsources, and from time to time in the future may outsource, a portion of its internal business functions to third-party providers. Outsourcing these functions has significant risks, and AdaptHealth’s failure to manage these risks successfully could materially adversely affect its business, results of operations, and financial condition.

AdaptHealth currently, and from time to time in the future, may outsource portions of its internal business functions, including billing and administrative functions relating to revenue cycle management, to third-party providers in India, the Philippines and Central America. These third-party providers may not comply on a timely basis with all of AdaptHealth’s requirements, or may not provide AdaptHealth with an acceptable level of service. In addition, AdaptHealth’s reliance on third-party providers could have significant negative consequences, including significant disruptions in its operations and significantly increased costs to undertake its operations, either of which could damage AdaptHealth’s relationships with its customers. In addition, AdaptHealth’s outsourced functions may be negatively impacted by any number of factors, including political unrest; public health crises; social unrest; terrorism; war; vandalism; currency fluctuations; changes to the law of India, the Philippines, the United States or any of the states or other jurisdictions in which AdaptHealth does business or outsources operations; or increases in the cost of labor and supplies in India, the Philippines or Central America or any other jurisdiction in which AdaptHealth outsources any portion of its internal business functions. AdaptHealth’s outsourced operations may also be affected by trade restrictions, such as tariffs or other trade controls. As a result of its outsourcing activities, it may also be more difficult for AdaptHealth to recruit and retain qualified employees for its business needs at any time. AdaptHealth’s failure to successfully outsource certain of its business functions could materially adversely affect its business, results of operations, and financial condition.

We may experience difficulties in integrating the operations of AeroCare into our business and in realizing the expected benefits of the AeroCare Acquisition.

The success of the AeroCare Acquisition will depend in part on our ability to realize the anticipated business opportunities from combining the operations of AeroCare with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the AeroCare acquisition, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of AeroCare with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the AeroCare acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

We incurred significant costs in connection with the AeroCare acquisition. We may incur additional costs in the integration of AeroCare’s business, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the AeroCare acquisition.

Risks Related to Regulation

AdaptHealth’s revenue could be impacted by federal and state changes to reimbursement and other Medicaid and Medicare policies.

AdaptHealth derived approximately 28% and 32% of its revenue for the years ended December 31, 2020 and 2019, respectively, from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. For example, the Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. AdaptHealth may also be subject to pre-payment review of certain service lines or equipment segments as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.

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

The CARES Act temporarily suspends the 2% payment adjustment currently applied to all Medicare fee-for-service claims due to sequestration. The suspension is effective for claims with dates of service from May 1, 2020 through March 31, 2021. However, CMS and MACs may issue guidance or interpret the law in a manner that limits the scope of this provision in the CARES Act, which may adversely affect AdaptHealth. Additionally, the impact of the temporary suspension of sequestration for Medicare Advantage may depend on specific AdaptHealth individual contracts with Medicare Advantage Organizations.

AdaptHealth’s business may be adversely impacted by healthcare reform efforts, including repeal of or significant modifications to the ACA.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a number of laws that are intended to result in significant changes to the healthcare industry. However, there is significant uncertainty regarding the future of the Patient Protection and Affordable Care Act (“ACA”), the most prominent of these reform efforts. The law has been subject to legislative and regulatory changes and court challenges, and the former presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the ACA, its implementation or its interpretation. In 2017, the Tax Cuts and Jobs Acts was enacted, which, effective January 1, 2019, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire ACA was unconstitutional. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals upheld the lower court’s finding that the individual mandate is unconstitutional and remanded the case back to the lower court to reconsider its earlier invalidation of the full ACA. In November 2020, the United States Supreme Court heard oral argument in this case and in February 2021 the current presidential administration urged the Court to uphold the ACA; however, it remains unclear when and how the Supreme Court will rule. These and other efforts to challenge, repeal or replace the ACA may result in reduced funding for state Medicaid programs, lower numbers of insured individuals, and reduced coverage for insured individuals. There is uncertainty regarding whether, when, and how the ACA will be further changed, what alternative provisions, if any, will be enacted, and the impact of alternative provisions on providers and other healthcare industry participants. Government efforts to repeal or change the ACA or to implement alternative reform measures could cause AdaptHealth’s revenues to decrease to the extent such legislation reduces Medicaid and/or Medicare reimbursement rates.

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

On June 26, 2020 and February 17, 2021, respectively, two acquired subsidiaries of AdaptHealth received notices of suspension of Medicare payment privileges from the CMS UPIC for the western jurisdiction. Both notices stated that the suspension was based upon a determination that such subsidiaries, each single supplier entities, had billed for services which were not rendered and/or were medically unnecessary, and improperly solicited beneficiaries. The Company is in the process of responding to both suspensions. As previously noted, the subsidiaries will not be paid for items provided to Medicare beneficiaries until the suspension is lifted, and there can be no assurance that the Company will be successful in reinstating such payment privileges. The supplier entities represent less than two percent (2%) of the Company’s annual revenue. The Company does not believe that these suspensions will have a material adverse effect on the Company.

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

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that contract awards would only be made for off-the-shelf (OTS) knee and back braces. For the year ended December 31, 2020, revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth expects to obtain contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.

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

The federal Ethics in Patient Referrals Act of 1989, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and, as applicable under state law, Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. The False Claims Act defines “knowingly” to include actual knowledge, acting in deliberate ignorance of the truth or falsity of information, or acting in deliberate disregard of the truth or falsity of information. False Claims Act liability includes liability for reverse false claims for avoiding or decreasing an obligation to pay or transmit money to the government. This includes False Claims Act liability for failing to report and return overpayments within 60 days of the date on which the overpayment is “identified.” Penalties under the False Claims Act can include exclusion from the Medicare program. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Suits filed under the False Claims Act, known as qui tam actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical and healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

For example, as previously disclosed, on July 25, 2017, AdaptHealth was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 (investigation of a federal health care offense) to produce certain audit records and internal communications regarding ventilator billing. The investigation appears to be focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested. An independent third party was retained by AdaptHealth that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, AdaptHealth received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. AdaptHealth has responded to the EDPA and supplemented its production as requested. On November 9, 2020, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by AdaptHealth in 2017. The Company is compiling this information in coordination with the EDPA. While AdaptHealth cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.

Additionally, in March 2019, prior to its acquisition by AdaptHealth, AeroCare was served with a civil investigative demand (“CID”) issued by the United States Attorney for the Western District of Kentucky (“WDKY”). The CID seeks to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY has requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare has cooperated with the WDKY and has produced documents and provided explanations of its billing practices. In September 2020, the WDKY indicated the investigation includes alleged violations of the federal False Claims Act and as well as alleged violations of state Medicaid false claims acts in ten states. AeroCare has cooperated fully with the investigation and has indicated to the WDKY that concerns raised do not accurately identify Medicare coverage criteria and that state Medicaid coverage requirements generally do not provide for separate reimbursement for portable gaseous oxygen contents in the circumstances at issue. While AdaptHealth cannot provide any assurance as to whether the WDKY will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on AdaptHealth.

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

Braden Partners, L.P. (“BP”), d/b/a Pacific Pulmonary Services (“PPS”), which was acquired by AdaptHealth in May 2018, entered into a five-year CIA with the OIG-HHS, effective March 31, 2017, concurrent with the execution of a settlement agreement with the United States, acting through the DOJ and on behalf of the OIG-HHS. The CIA imposes certain compliance, auditing (including by an independent review organization), self-reporting and training requirements with which BP must comply. If BP fails to comply with the terms of its CIA, it could be subjected to substantial monetary penalties and/or suspension or exclusion from participation in federal healthcare programs. Any such suspension, exclusion or termination would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on the results of BP’s operations. The imposition of monetary penalties and/or termination of contracts with respect to BP could adversely affect AdaptHealth’s profitability and financial condition. The CIA has a five-year term which is expected to expire by April 1, 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG-HSS confirmed that the CIA’s risk adjustment requirements and independent claims review would only apply to the operations of BP and therefore no operations of AdaptHealth or any other affiliate are subject to these CIA requirements following the acquisition. On January 17, 2021, the OIG notified PPS that its report for the period ended March 31, 2020 had been accepted and PPS had satisfied its obligations under the CIA as of such date.

Risks Related to Our Financial Condition

If AdaptHealth were required to write down all or part of its goodwill its net earnings and net worth could be materially adversely affected.

Goodwill represents a significant portion of AdaptHealth’s assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, we are required to write down all or a significant part of AdaptHealth’s goodwill, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. AdaptHealth had $998.8 million and $266.8 million of goodwill recorded on its Consolidated Balance Sheets at December 31, 2020 and 2019, respectively. It is not possible at this time to determine if there will be any future impairment charge, or if there is, whether such charges would be material.

AdaptHealth may not be able to generate sufficient cash flow to cover required payments or meet operating covenants under its long-term debt and long-term operating leases.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under AdaptHealth’s long-term debt and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt or operating lease arrangements, which could harm its operating subsidiaries. AdaptHealth may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, AdaptHealth’s current indebtedness contain restrictive covenants and require AdaptHealth to maintain or satisfy specified coverage tests. These restrictions and operating covenants include, among other things, requirements with respect to total leverage ratios and fixed charge coverage ratios. These restrictions, together with the restrictive covenants included in the BM Notes, may interfere with AdaptHealth’s ability to obtain additional advances under its existing credit facility or to obtain new financing or to engage in other business activities, which may inhibit AdaptHealth’s ability to grow its business and increase revenue. In addition, failure by AdaptHealth to comply with these restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of its debt.

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

Our only significant asset is our ownership of AdaptHealth Holdings, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations or to pay any dividends on our Class A Common Stock.

We have no direct operations and no significant assets other than the ownership of AdaptHealth Holdings. We depend on AdaptHealth Holdings and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations or to pay any dividends with respect to our Class A Common Stock. Legal and contractual restrictions in agreements governing the indebtedness of AdaptHealth Holdings and its subsidiaries may limit our ability to obtain cash from AdaptHealth Holdings. The earnings from, or other available assets of, AdaptHealth Holdings and its subsidiaries may not be sufficient to enable us to satisfy our financial obligations or pay any dividends on our Class A Common Stock. To the extent that we require funds and AdaptHealth Holdings or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

Risks Related to Our Securities

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

Factors affecting the trading price of our Class A Common Stock may include:

●	the COVID-19 pandemic;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning AdaptHealth or the home medical equipment industry in general;

●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving us;
●	inability to quickly remediate material weaknesses or the continued identification of material weaknesses;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Class A Common Stock available for public sale;
●	any major change in our board of directors or management;
●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of AdaptHealth Holdings as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable to us after the Business Combination. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Class A Common Stock. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

As described in “Item 9A. Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. For example, as described in Note 20, Quarterly Financial Information (Unaudited), included in our consolidated financial statements for the year ended December 31, 2020 and notes thereto, as a result of the corrections relating to the accounting for the Contingent Consideration Common Shares discussed therein, the Company has corrected previously disclosed unaudited condensed consolidated financial information for 2020 quarterly periods. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us. In addition, we have and will continue to incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

Certain of our principal stockholders have significant influence over us.

As of January 1, 2021, Q Management Services (PTC) Ltd., as Trustee of Everest Trust, beneficially owned approximately 15.6% of our Class A Common Stock, assuming the exercise of 665,628 private placement warrants held by Clifton Bay Offshore Investments L.P. and 41,473 private placement warrants held by Quadrant Management LLC. As of January 1, 2021, the OEP Purchaser beneficially owned approximately 14.4% of our Class A Common Stock. As long as Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and/or the OEP Purchaser own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our Second Amended and Restated Certificate of Incorporation (our “Charter”) or Amended and Restated Bylaws (our “Bylaws”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

The interests of Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and/or the OEP Purchaser may not align with the interests of our other stockholders. Each of Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and the OEP Purchaser is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Each of Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and the OEP Purchaser may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our Charter provides that our stockholders and our directors, including any who were designated by any of our stockholders, other than any such persons who are employees of us or any of our subsidiaries, do not have any obligation to offer to us any corporate opportunity of which he or she may become aware prior to offering such opportunities to other entities with which they may be affiliated, subject to certain limited exceptions.

We will continue to incur significant increased expenses and administrative burdens as a result of being a public company, which could have a material adverse effect on our business, financial condition and results of operations.

We will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that AdaptHealth Holdings did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities AdaptHealth had not undertaken prior to the Business Combination. In addition, additional expenses associated with SEC reporting requirements will continue to be incurred. We have and will continue to incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Furthermore, certain of the key personnel of AdaptHealth may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Certain of AdaptHealth’s management has limited experience in operating a public company.

Certain of AdaptHealth’s executive officers and certain directors have limited experience in the management of a publicly traded company. AdaptHealth’s management team may not successfully or effectively manage its transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

The Tax Receivable Agreement, which we entered into at the Closing with certain pre-Business Combination owners of AdaptHealth Units (collectively, the “TRA Holders”), generally provides for the payment by us of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Access Point Medical, Inc. existing prior to the Business Combination; (ii) certain increases in tax basis resulting from exchanges of AdaptHealth Units; (iii) imputed interest deemed to be paid by us as a result of payments we make under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant and is dependent upon significant future events and assumptions, including the timing of the exchanges of AdaptHealth Units, the price of our Class A Common Stock at the time of each exchange, the extent to which such exchanges are taxable transactions and the amount of the exchanging TRA Holder’s tax basis in its AdaptHealth Units at the time of the relevant exchange. The amount of such cash payments is also based on assumptions as to the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. We are dependent on distributions from AdaptHealth Holdings to make payments under the Tax Receivable Agreement, and we cannot guarantee that such distributions will be made in sufficient amounts or at the times needed to enable us to make our required payments under the Tax Receivable

Agreement, or at all. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement, and therefore, may accelerate payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the TRA Holders maintaining a continued ownership interest in AdaptHealth Holdings or us.

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

Simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share. As of December 31, 2020, there were 4,280,548 private placement warrants outstanding. To the extent such warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we plan to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in the IPO, which would be December 31, 2023. AdaptHealth had revenues for the year ended December 31, 2020 of $1.06 billion. If we continue to expand our business through acquisitions and/or continue to grow revenues organically, or if we continue to issue debt, including to fund such acquisitions, we may cease to be an emerging growth company prior to December 31, 2023. For instance, we expect to exceed $1.07 billion in revenue for the year ended December 31, 2021, meaning we would no longer be an emerging growth company as of December 31, 2021. In addition, we may no longer qualify as an emerging growth company as of December 31, 2021 due to the market value of our Class A Common Stock that is held by non-affiliates, assuming no material decline in the market price of our Class A Common Stock as of June 30, 2021.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the same time private companies are required to adopt the new or revised standard. Investors may find our Class A Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our Class A Common Stock and its stock price may be more volatile.

We are also currently a “smaller reporting company.” In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; may be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Our Charter requires that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America be the exclusive forums for substantially all disputes between us and our stockholders, which may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, to the fullest extent permitted by law, other than any claim to enforce a duty or liability created by the Exchange Act or other claim for which federal courts have exclusive jurisdiction, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of the State of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. Our Charter further provides that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These provisions may have the effect of discouraging lawsuits against our directors and officers. If a court were to find either exclusive forum provision in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. Although the Delaware Supreme Court recently held that exclusive forum provisions of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act are facially valid, courts in other jurisdictions may find such provisions to be unenforceable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of our offices and facilities. Our corporate headquarters currently consists of approximately 12,000 square feet in an office building located at 220 Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania, 19462. In addition to our corporate headquarters, we lease facilities for our operating locations, billing centers, and other warehouse and office space. All facilities are leased pursuant to operating leases. We believe that our facilities are suitable and adequate for our planned needs.

Item 3. Legal Proceedings

See Item 1. “Business—Legal Proceedings.” and Item 1A. “Risk Factors”.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price of and Dividends on Registrant’s Common Equity and Related Stockholder Matters; Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is currently listed on Nasdaq under the symbol “AHCO.” Through November 8, 2019, our common stock was quoted under the symbol “DFB.” As of March 12, 2021, there were 92 holders of record of shares of our Class A Common Stock and no holders of record of shares of our Class B Common Stock. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K for additional information required.

Recent Sales of Unregistered Securities

Other than as follows, we had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Unit Exchanges

During the year ended December 31, 2020, the Company issued 16,659,739 shares of Class A Common Stock to certain holders of AdaptHealth Units in exchange for an equal number of shares of Class B Common Stock and AdaptHealth Units pursuant to the Exchange Agreement. The shares of Class A Common Stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Conversion of Preferred Stock

During the year ended December 31, 2020, the Company issued 25,454.55 shares of Series B-1 Preferred Stock upon the conversion of 35,000 shares of Series B-2 Preferred Stock, 2,887,709 shares of Class A Common Stock upon the conversion of 39,706 shares of Series A Preferred Stock and 2,000,000 shares of Class A Common Stock upon the conversion of 20,000 shares of Series B-1 Preferred Stock. Such shares were issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following table shows selected historical consolidated financial information for the periods and as of the dates indicated. The selected historical consolidated financial information as of and for the years ended December 31, 2020 and 2019 was derived from the audited historical consolidated financial statements included elsewhere in this report. The selected historical consolidated financial information as of and for the years ended December 31, 2018 and 2017 was derived from the audited historical consolidated financial statements not included in this report.

Historical results are not necessarily indicative of future operating results. The selected historical consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our historical consolidated financial statements and accompanying notes included elsewhere in this report.

(in thousands)	Year Ended December 31,
Consolidated Statement of Operations Data:	2020	2019	2018	2017
Total net revenue	$1,056,389	$529,644	$345,278	$192,559
Operating income (1) (2)	$71,346	$29,378	$31,091	16,088
Net (loss) income attributable to AdaptHealth Corp. (2)	$(64,481)	$(17,062)	$23,260	$9,687

(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$195,634	$60,418	$68,427	$45,931
Net cash used in investing activities	$(815,703)	$(84,870)	$(96,284)	$(15,077)
Net cash provided by (used in) financing activities	$643,153	$76,144	$48,769	$(30,263)

(in thousands)	December 31,
Balance Sheet Data:	2020	2019	2018	2017
Total assets (2)	$1,813,472	$546,538	$368,957	$111,984
Total long-term debt, including current portion	$784,714	$396,833	$134,185	$20,312
Total stockholders' equity (deficit) / members’ equity (deficit) (2)	$394,750	$(38,148)	$102,769	$(637)

(1)	The year ended December 31, 2020 includes grant income of $14.3 million from the recognition of amounts received in connection with the CARES Act provider relief funds. Income recognized under this program is reported in grant income in the accompanying consolidated statements of operations. There was no grant income recognized during the years ended December 31, 2019, 2018 and 2017.
(2)	The amounts in the 2019 column have been revised from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Refer to Note 2(a), Summary of Significant Accounting Policies – Basis of Presentation, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2020 for additional discussion of such revisions.

The following table sets forth EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex:

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017

	(unaudited)
EBITDA	$53,202	$87,659	$77,569	$43,580
Adjusted EBITDA	$205,619	$123,021	$84,447	$45,035
Adjusted EBITDA less Patient Equipment Capex	$142,483	$75,600	$45,083	$19,186

The following table reconciles net income (loss) attributable to AdaptHealth Corp., the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex:

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017

	(unaudited)
Net (loss) income attributable to AdaptHealth Corp.	$(64,481)	$(17,062)	$23,260	$9,687
Income attributable to noncontrolling interest	5,763	2,111	1,077	580
Interest expense excluding change in fair value of interest rate swaps	41,430	27,878	8,000	5,041
Interest expense (income) - change in fair value of interest rate swaps	—	11,426	(547)	—
Income tax (benefit) expense	(11,955)	739	(2,098)	249
Depreciation and amortization, including patient equipment depreciation	82,445	62,567	47,877	27,816
Loss from discontinued operations, net of tax	—	—	—	207
EBITDA	53,202	87,659	77,569	43,580
Loss on extinguishment of debt, net (a)	5,316	2,121	1,399	324
Equity-based compensation expense (b)	18,670	11,070	884	49
Transaction costs (c)	26,573	15,984	2,514	—
Severance (d)	5,596	2,301	1,920	826
Change in fair value of contingent consideration common shares liability (e)	98,717	2,483	—	—
Other non-recurring (income) expense (f)	(2,455)	1,403	161	256
Adjusted EBITDA	205,619	123,021	84,447	45,035
Less: Patient equipment capex (g)	(63,136)	(47,421)	(39,364)	(25,849)
Adjusted EBITDA less Patient Equipment Capex	$142,483	$75,600	$45,083	$19,186

(a)	Represents write offs of deferred financing costs related to refinancing of debt. The 2018 period also includes prepayment penalty expense related to refinancing of debt offset by gain on debt extinguishment.
(b)	Represents equity‑based compensation expense for awards granted to employees and non-employee directors, including expense resulting from accelerated vesting and modification of certain awards.
(c)	Represents transaction costs related to acquisitions. The 2019 period also includes costs associated with the 2019 Recapitalization and the Business Combination.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	Represents a non-cash charge for the change in the estimated fair value of contingent consideration common shares issuable as part of the Business Combination. Refer to Note 11, Stockholders’ Equity – Contingent Consideration Common Shares, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2020 for additional discussion of such non-cash charge.
(f)	The 2020 period includes $4.2 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions, a $0.6 million gain in connection with the sale of a cost method investment, offset by a $1.5 million expense associated with the PCS Transition Services Agreement and $0.8 million of other non-recurring expenses.
(g)	Represents the value of patient equipment obtained during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

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

AdaptHealth Corp. Overview

AdaptHealth is a national leader in providing patient-centric and technology-enabled chronic disease management solutions including home healthcare equipment, medical supplies to the home and related services in the United States. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment (“HME”) to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME medical devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2020, AdaptHealth serviced over approximately 1.9 million patients annually in all 50 states through its network of 283 locations in 42 states. Following its acquisition of AeroCare in February 2021, AdaptHealth services over approximately 3.0 million patients annually in all 50 states through its network of over 500 locations across 46 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

Impact of the COVID-19 Pandemic

During 2020, the COVID-19 pandemic impacted AdaptHealth’s business, as well as its patients, communities, and employees. AdaptHealth’s priorities during the COVID-19 pandemic remain protecting the health and safety of its employees (including patient-facing employees providing respiratory and other services), maximizing the availability of its services and products to support patient health needs, and the operational and financial stability of its business.

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, AdaptHealth activated certain business interruption protocols, including acquisition and distribution of personal protective equipment (PPE) to its patient-facing employees, accelerated capital expenditures of certain products and relocation of significant portions of its workforce to “work-from-home” status. Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020. Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”). Additionally, the CARES Act revised the Medicare accelerated and advance payment program in an attempt to disburse payments to healthcare providers more quickly to mitigate the financial impact on healthcare providers. AdaptHealth increased its cash liquidity by, among other things, seeking recoupable advance payments of approximately $46 million made available by CMS under the CARES Act legislation, which was received in April 2020. The recoupment of such amount by CMS will begin in April 2021 and will be applied to services provided and revenue recognized during the period in which the recoupment occurs. The total of the recoupable advance payments has been deferred as of December 31, 2020. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of approximately $17 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. During the year ended December 31, 2020, AdaptHealth recognized grant income of $14.3 million related to the PRF payments received. AdaptHealth has deferred $2.7 million of the PRF payments as of December 31, 2020. As previously noted, HHS guidance related to PRF grant funds is still evolving and subject to change. During September and October 2020, HHS issued updated reporting requirements significantly changing the previous guidance regarding utilization of the funds granted from the PRF under the CARES Act, and in January 2021 HHS issued further guidance updating the reporting requirements relating to PRF grant funds. As a result of the updated guidance from HHS, AdaptHealth could be required to reverse the recognition of the grant income recorded and return a portion of the funds recognized, which could be material to AdaptHealth. AdaptHealth is continuing to monitor the reporting requirements as they evolve. HHS has indicated that the CARES Act PRF funds are subject to ongoing reporting and changes to the terms and conditions. To the extent that reporting requirements and terms and conditions are modified in the future, it may affect AdaptHealth’s ability to comply and may require the return of funds. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS.

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

Offsetting these declines in net revenue, AdaptHealth is experiencing an increase in net revenue related to increased demand for certain respiratory products (such as oxygen), increased sales in its resupply businesses (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders) and the one-time sale of certain respiratory equipment (primarily ventilators, bi-level PAP devices and oxygen concentrators) to hospitals and local health agencies. Additionally, suspension of Medicare sequestration through March 31, 2021 (resulting in a 2% increase in Medicare payments to all providers), and regulatory guidance from CMS expanding telemedicine and reducing documentation requirements during the emergency period, have resulted in increased net revenues for certain products and services.

The full extent of the impact of the COVID-19 pandemic on AdaptHealth’s business, results of operations, and financial condition is highly uncertain and will depend on future developments and numerous evolving factors that it may not be able to accurately predict, and could be material to AdaptHealth’s consolidated financial statements in future reporting periods.

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

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. The most significant of these acquisitions impacting the comparability of AdaptHealth’s operating results in 2020 compared to 2019 were SleepMed Therapies, Inc. (“SleepMed”) acquired in July 2019, Choice Medical Healthcare, Inc. (“Choice”) acquired in October 2019, the Patient Care Solutions business (“PCS”) acquired from McKesson Corporation in January 2020, Healthline Medical Equipment, LLC (“Healthline”) acquired in February 2020, Advanced Home Care, Inc. (“Advanced”) acquired in March 2020, Solara Medical Supplies, LLC (“Solara”) acquired in July 2020, ActivStyle, Inc. (“ActivStyle”) acquired in July 2020, Family Medical Supply, Inc. (“Family”) acquired in August 2020 and Pinnacle Medical Solutions, Inc. (“Pinnacle”) acquired in October 2020. Refer to Note 3, Acquisitions, included in our consolidated financial statements for the year ended December 31, 2020 included in this report for additional information regarding AdaptHealth’s acquisitions.

Debt and Recapitalization

In July 2020, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement with a new bank group (the “2020 Credit Agreement”). The 2020 Credit Agreement consisted of a $250 million term loan (the “2020 Term Loan”) and $200 million in commitments for revolving credit loans with a $15 million letter of credit sublimit, both with maturities in July 2025. The amount borrowed under the 2020 Term Loan bore interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined in the 2020 Credit Agreement) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined in the 2020 Credit Agreement). In January 2021, the Company refinanced its borrowings under the 2020 Credit Agreement in connection with the acquisition of AeroCare Holdings, Inc. Refer to the section Liquidity and Capital Resources below for additional discussion regarding such refinancing.

In July 2020, AdaptHealth LLC (“AdaptHealth LLC”), a wholly owned subsidiary of AdaptHealth, issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “6.125% Senior Notes”).

The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021.

In March 2019, AdaptHealth restructured its then existing debt borrowings which consisted of $425 million in credit facilities, including a $300 million initial term loan, $50 million delayed draw term loan, and $75 million revolving credit facility. Outstanding amounts borrowed under such credit facility were repaid in full in connection with the July 2020 refinancing transaction discussed above.

In March 2019, AdaptHealth entered into a promissory note agreement with an investor with a principal amount of $100 million (the “Promissory Note”). The transactions consummated with respect to the March 2019 debt restructuring discussed above and the Promissory Note are hereinafter referred to as the “2019 Recapitalization.” In November 2019, the Company repaid $50 million under the initial term loan. In connection with the closing of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100.0 million, and the investor converted certain of its members’ equity interests to a $43.5 million promissory note. The new $100.0 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the “New Promissory Note”. The outstanding principal balance under the New Promissory Note is due on November 8, 2029, and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum.

Seasonality

AdaptHealth’s business experiences some seasonality. Its patients are generally responsible for a greater percentage of the cost of their treatment or therapy during the early months of the year due to co-insurance, co-payments and deductibles, and therefore may defer treatment and services of certain therapies until meeting their annual deductibles. In addition, changes to employer insurance coverage often go into effect at the beginning of each calendar year which may impact eligibility requirements and delay or defer treatment. These factors may lead to lower net revenue and cash flow in the early part of the year versus the latter half of the year. Additionally, the increased incidence of respiratory infections during the winter season may result in initiation of additional respiratory services such as oxygen therapy for certain patient populations. AdaptHealth’s quarterly operating results may fluctuate significantly in the future depending on these and other factors.

Key Business Metrics

AdaptHealth focuses on net revenue, EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex as it reviews its performance. Total net revenue is comprised of net sales revenue and net revenue from fixed monthly equipment reimbursements less implicit price concessions. Net sales revenue consists of revenue recognized at a point in time for the sale of supplies and disposables. Net revenue from fixed monthly equipment reimbursements consists of revenue recognized over the service period for equipment (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment).

	Three Months Ended December 31,
	March 31, 2020		June 30, 2020		September 30, 2020		December 31, 2020
Net Revenue		Revenue		Revenue		Revenue		Revenue		Revenue
(dollars in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Total	Percentage

Net sales revenue:
Sleep	$68,894	36.0%	$84,421	36.4%	$74,655	26.2%	$84,890	24.4%	$312,860	29.6%
Diabetes	5,307	2.8%	6,372	2.7%	52,887	18.6%	94,924	27.2%	159,490	15.1%
Supplies to the home	28,032	14.6%	27,868	12.0%	44,579	15.7%	45,145	13.0%	145,624	13.8%
Respiratory	2,768	1.4%	18,114	7.8%	5,152	1.8%	2,571	0.7%	28,605	2.7%
HME	11,579	6.0%	12,727	5.5%	14,998	5.3%	18,725	5.4%	58,029	5.5%
Other	12,393	6.5%	11,463	4.9%	14,869	5.2%	15,964	4.6%	54,689	5.2%
Total net sales revenue	$128,973	67.3%	$160,965	69.3%	$207,140	72.8%	$262,219	75.3%	$759,297	71.9%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$22,669	11.8%	$22,644	9.8%	$24,971	8.8%	$28,077	8.1%	$98,361	9.3%
Diabetes	—	—%	—	—%	946	0.3%	1,521	0.4%	2,467	0.2%
Respiratory	25,007	13.1%	30,856	13.3%	32,269	11.3%	35,728	10.3%	123,860	11.7%
HME	12,177	6.4%	13,262	5.7%	14,256	5.0%	16,152	4.6%	55,847	5.3%
Other	2,613	1.4%	4,389	1.9%	4,823	1.8%	4,732	1.3%	16,557	1.6%
Total net revenue from fixed monthly equipment reimbursements	$62,466	32.7%	$71,151	30.7%	$77,265	27.2%	$86,210	24.7%	$297,092	28.1%

Total net revenue:
Sleep	$91,563	47.8%	$107,065	46.2%	$99,626	35.0%	$112,967	32.5%	$411,221	38.9%
Diabetes	5,307	2.8%	6,372	2.7%	53,833	18.9%	96,445	27.6%	161,957	15.3%
Supplies to the home	28,032	14.6%	27,868	12.0%	44,579	15.7%	45,145	13.0%	145,624	13.8%
Respiratory	27,775	14.5%	48,970	21.1%	37,421	13.1%	38,299	11.0%	152,465	14.4%
HME	23,756	12.4%	25,989	11.2%	29,254	10.3%	34,877	10.0%	113,876	10.8%
Other	15,006	7.9%	15,852	6.8%	19,692	7.0%	20,696	5.9%	71,246	6.8%
Total net revenue	$191,439	100.0%	$232,116	100.0%	$284,405	100.0%	$348,429	100.0%	$1,056,389	100.0%

	Three Months Ended December 31,
	March 31, 2019		June 30, 2019		September 30, 2019		December 31, 2019
Net Revenue		Revenue		Revenue		Revenue		Revenue		Revenue
(dollars in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Total	Percentage

	(Unaudited)
Net sales revenue:
Sleep	$47,127	39.4%	$50,433	40.6%	$59,117	43.3%	$67,865	45.4%	$224,542	42.4%
Supplies to the home	2,029	1.7%	1,915	1.6%	1,966	1.4%	1,850	1.2%	7,760	1.5%
Respiratory	1,279	1.1%	1,445	1.2%	1,397	1.0%	1,659	1.1%	5,780	1.1%
HME	10,489	8.8%	10,236	8.2%	10,873	8.0%	10,889	7.3%	42,487	8.0%
Other	8,032	6.7%	8,967	7.2%	9,711	7.1%	9,172	6.2%	35,882	6.7%
Total net sales revenue	$68,956	57.7%	$72,996	58.8%	$83,064	60.8%	$91,435	61.2%	$316,451	59.7%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$18,057	15.1%	$18,944	15.3%	$20,761	15.2%	$23,084	15.4%	$80,846	15.3%
Respiratory	20,429	17.1%	20,009	16.1%	19,646	14.4%	21,334	14.3%	81,418	15.4%
HME	10,243	8.6%	10,202	8.2%	11,088	8.1%	11,436	7.6%	42,969	8.1%
Other	1,813	1.5%	2,003	1.6%	1,892	1.5%	2,252	1.5%	7,960	1.5%
Total net revenue from fixed monthly equipment reimbursements	$50,542	42.3%	$51,158	41.2%	$53,387	39.2%	$58,106	38.8%	$213,193	40.3%

Total net revenue:
Sleep	$65,184	54.5%	$69,377	55.9%	$79,878	58.5%	$90,949	60.8%	$305,388	57.7%
Supplies to the home	2,029	1.7%	1,915	1.6%	1,966	1.4%	1,850	1.2%	7,760	1.5%
Respiratory	21,708	18.2%	21,454	17.3%	21,043	15.4%	22,993	15.4%	87,198	16.5%
HME	20,732	17.4%	20,438	16.4%	21,961	16.1%	22,325	14.9%	85,456	16.1%
Other	9,845	8.2%	10,970	8.8%	11,603	8.6%	11,424	7.7%	43,842	8.2%
Total net revenue	$119,498	100.0%	$124,154	100.0%	$136,451	100.0%	$149,541	100.0%	$529,644	100.0%

Results of Operations

Comparison of Year Ended December 31, 2020 and Year Ended December 31, 2019.

The following table summarizes AdaptHealth’s consolidated results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$1,056,389	100.0%	$529,644	100.0%	$526,745	99.5%
Grant income	14,277	1.4%	—	—%	14,277	NM %
Costs and expenses:
Cost of net revenue	898,601	85.1%	440,705	83.2%	457,896	103.9%
General and administrative expenses	89,346	8.5%	56,493	10.7%	32,853	58.2%
Depreciation and amortization, excluding patient equipment depreciation	11,373	1.1%	3,068	0.6%	8,305	270.7%
Total costs and expenses	999,320	94.7%	500,266	94.5%	499,054	99.8%
Operating income	71,346	5.3%	29,378	5.5%	41,968	142.9%
Interest expense, net	41,430	3.9%	39,304	7.4%	2,126	5.4%
Loss on extinguishment of debt	5,316	0.5%	2,121	0.4%	3,195	NM %
Change in fair value of contingent consideration common shares liability	98,717	9.3%	2,483	0.5%	96,234	NM %
Other income, net	(3,444)	(0.3)%	(318)	(0.1)%	(3,126)	NM %
Loss before income taxes	(70,673)	(8.1)%	(14,212)	(2.7)%	(56,461)	397.3%
Income tax (benefit) expense	(11,955)	(1.1)%	739	0.1%	(12,694)	NM
Net loss	(58,718)	(7.0)%	(14,951)	(2.8)%	(43,767)	292.7%
Income attributable to noncontrolling interests	5,763	0.5%	2,111	0.4%	3,652	173.0%
Net loss attributable to AdaptHealth Corp.	$(64,481)	(7.5)%	$(17,062)	(3.2)%	$(47,419)	277.9%

Net Revenue. Net revenue for the year ended December 31, 2020 was $1.06 billion compared to $529.6 million for the year ended December 31, 2019, an increase of $526.7 million or 99.5%. The increase in net revenue was driven primarily by (i) acquisitions completed during 2020, which contributed net revenue of $450.2 million during the year, (ii) organic growth resulting from stronger CPAP resupply sales and demographic growth in core markets, and (iii) net revenue of $36.5 million from referral partners and healthcare facilities in support of their urgent needs for ventilation and oxygen equipment for COVID-19 patients. These increases were partially offset by reduced demand for certain products that are related to elective medical services which is attributable to the coronavirus pandemic, such as CPAP new starts, orthotics, and certain other HME products, and this trend is expected to remain while the coronavirus crisis continues. However, the Company’s CPAP resupply and other supplies business remains healthy, as most patients for that business are in their homes and can be easily contacted to refresh their supplies. Additionally, the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators.

For the year ended December 31, 2020, net sales revenue (recognized at a point in time) comprised 72% of total net revenue, compared to 60% of total net revenue for the year ended December 31, 2019. The increase in the proportion of net sales revenue compared to total net revenue was driven primarily by the PCS, Solara, ActivStyle and Pinnacle acquisitions, which are direct to consumer supplies businesses, as well as the SleepMed and Choice acquisitions, which are primarily CPAP resupply businesses. For the year ended December 31, 2020, net revenue from fixed monthly equipment reimbursements comprised 28% of total net revenue, compared to 40% of total net revenue for the year ended December 31, 2019.

Grant income. Grant income for the year ended December 31, 2020 was $14.3 million and related to the recognition of amounts received under the CARES Act provider relief funds. There was no grant income recognized during the year ended December 31, 2019.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$441,931	41.8%	$156,430	29.5%	$285,501	182.5%
Salaries, labor and benefits	257,898	24.4%	153,173	28.9%	104,725	68.4%
Patient equipment depreciation	71,072	6.7%	59,498	11.2%	11,574	19.5%
Rent and occupancy	22,344	2.1%	13,407	2.5%	8,937	66.7%
Other operating expenses	91,659	8.7%	57,150	10.8%	34,509	60.4%
Equity-based compensation	7,845	0.8%	—	—%	7,845	NM %
Severance	4,457	0.4%	858	0.2%	3,599	419.5%
Transaction costs	1,147	0.1%	—	—%	1,147	NM %
Other non-recurring expenses	248	—%	189	—%	59	NM %
Total cost of net revenue	$898,601	85.0%	$440,705	83.1%	$457,896	103.9%

Cost of net revenue for the year ended December 31, 2020 was $898.6 million compared to $440.7 million for the year ended December 31, 2019, an increase of $457.9 million or 103.9%, which is primarily related to acquisition growth. Costs of products and supplies increased by $285.5 million primarily as a result of acquisition growth, increased CPAP resupply sales, and expenses associated with the coronavirus pandemic, including increased personal protective equipment purchases. Salaries, labor and benefits increased by $104.7 million primarily related to acquisition growth and increased headcount, primarily from the PCS, Solara, ActivStyle and Pinnacle acquisitions. The increase in rent and occupancy and other operating expenses is related to acquisition growth, primarily from the aforementioned acquisitions.

Cost of net revenue was 85.0% of net revenue for the year ended December 31, 2020 compared to 83.1% for the year ended December 31, 2019. The cost of products and supplies was 41.8% of net revenue in 2020 compared to 29.5% in 2019, while patient equipment depreciation was 6.7% of net revenue in 2020 compared to 11.2% in 2019. These changes are the result of a change in product mix as sales revenue was higher in 2020 compared to 2019, primarily from the PCS, Solara, ActivStyle and Pinnacle acquisitions.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2020 were $89.3 million compared to $56.5 million for the year ended December 31, 2019, an increase of $32.8 million or 58.2%. This increase is primarily due to (1) higher labor costs associated with increased headcount, (2) higher professional fees including legal, accounting and consulting, (3) increased transaction costs related to acquisition growth, (4) higher information technology related expenses, and (5) incremental costs associated with operating as a public company. General and administrative expenses as a percentage of net revenue was 8.5% in 2020, compared to 10.7% in 2019. General and administrative expenses in 2020 included $10.8 million in equity-based compensation expense, $25.4 million in transaction costs, $1.1 million in severance expense and $0.6 million in other non-recurring expenses. General and administrative expenses in 2019 included $11.1 million in equity-based compensation expense, $15.6 million in transaction costs, $1.4 million in severance expense and $0.5 million in other non-recurring expenses. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.9% and 5.3% in 2020 and 2019, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the year ended December 31, 2020 was $11.4 million compared to $3.1 million for the year ended December 31, 2019, an increase of $8.3 million. The increase was primarily related to amortization expense of $6.0 million related to identifiable intangible assets recognized during 2020. There was no amortization expense of intangible assets recognized during 2019.

Interest Expense. Interest expense for the year ended December 31, 2020 was $41.4 million compared to $39.3 million for the year ended December 31, 2019. Interest expense related to long-term debt during 2020 increased by $13.5 million compared to 2019 as a result of higher long-term debt borrowings outstanding during that year. Interest expense during 2019 included non-cash interest expense of $11.4 million representing the change in fair value of the Company’s interest rate swap agreements; such amount would only be paid out if the interest rate swap agreements were terminated. On August 22, 2019, AdaptHealth designated its swaps as effective cash flow hedges. Accordingly, subsequent to August 22, 2019, changes in the fair value of its interest rate swaps are recorded as a component of other comprehensive income (loss) in equity rather than interest expense. As such, there was no non-cash interest expense related to changes in the fair value of the Company’s interest rate swap agreements during 2020.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the year ended December 31, 2020 was $5.3 million which was a result of the write-off of deferred financing costs related to AdaptHealth refinancing its credit facility in July 2020. Loss on extinguishment of debt for the year ended December 31, 2019 was $2.1 million which was a result of the write-off of deferred financing costs related to the 2019 Recapitalization.

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares. These shares are liability-classified, and the change in fair value of the contingent consideration common shares liability represents a non-cash charge for the change in the estimated fair value of such liability during the period.

Other Income, net. Other income, net for the year ended December 31, 2020 consisted of $4.2 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions, a gain of $0.6 million related to the sale of an investment, offset by a $1.5 million expense related to the PCS Transition Services Agreement and $0.1 million of equity income related to equity method investments. Other income, net for the year ended December 31, 2019 consisted of $0.2 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions and $0.1 million of equity income related to an equity method investment.

Income Tax (Benefit) Expense. Income tax benefit for the year ended December 31, 2020 was $12.0 million compared to income tax expense of $0.7 million for the year ended December 31, 2019. The change in income tax benefit/expense was primarily related to decreased pre-tax income associated with the tax paying entities.

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

AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus loss on extinguishment of debt, equity‑based compensation expense, transaction costs, severance, change in fair value of contingent consideration common shares liability, and non-recurring items of expense (income).

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

The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019

	(Unaudited)
Net loss attributable to AdaptHealth Corp.	$(64,481)	$(17,062)
Income attributable to noncontrolling interests	5,763	2,111
Interest expense excluding change in fair value of interest rate swaps	41,430	27,878
Interest expense - change in fair value of interest rate swaps	—	11,426
Income tax (benefit) expense	(11,955)	739
Depreciation and amortization, including patient equipment depreciation	82,445	62,567
EBITDA	53,202	87,659
Loss on extinguishment of debt (a)	5,316	2,121
Equity-based compensation expense (b)	18,670	11,070
Transaction costs (c)	26,573	15,984
Severance (d)	5,596	2,301
Change in fair value of contingent consideration common shares liability (e)	98,717	2,483
Other non-recurring (income) expense (f)	(2,455)	1,403
Adjusted EBITDA	205,619	123,021
Less: Patient equipment capex (g)	(63,136)	(47,421)
Adjusted EBITDA less Patient Equipment Capex	$142,483	$75,600

(a)	Represents write offs of deferred financing costs related to refinancing of debt.
(b)	Represents equity-based compensation expense for awards granted to employees and non-employee directors. The higher expense in 2020 is due to a full year of expense for awards granted in late 2019, and overall increased equity-compensation grant activity in 2020. The 2019 period includes expense resulting from accelerated vesting and modification of certain awards in that period.
(c)	Represents transaction costs related to acquisitions. The 2019 period also includes costs associated with the 2019 Recapitalization and the Business Combination.

(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	Represents a non-cash charge for the change in the estimated fair value of contingent consideration common shares issuable as part of the Business Combination. Refer to Note 11, Stockholders’ Equity – Contingent Consideration Common Shares, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2020 for additional discussion of such non-cash charge.

(f)	The 2020 period includes $4.2 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions, a $0.6 million gain in connection with the sale of a cost method investment, offset by a $1.5 million expense associated with the PCS Transition Services Agreement and $0.8 million of other non-recurring expenses.
(g)	Represents the value of patient equipment obtained during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

Liquidity and Capital Resources

AdaptHealth’s principal sources of liquidity are its operating cash flows, borrowings under its credit agreements and other debt arrangements, and proceeds from equity issuances. AdaptHealth has used these funds to meet its capital requirements, which primarily consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, acquisitions and debt service. AdaptHealth’s future capital expenditure requirements will depend on many factors, including its patient volume and revenue growth rates.

AdaptHealth’s capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up.

AdaptHealth believes that its expected operating cash flows, together with its existing cash, cash equivalents, and amounts available under its existing credit agreement, will continue to be sufficient to fund its operations and growth strategies for at least the next twelve months.

AdaptHealth intends to seek additional equity or debt financing in connection with the growth of its business, primarily acquisitions. In addition, the COVID-19 pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive. In the event that additional financing is required from outside sources, AdaptHealth may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, AdaptHealth’s business, results of operations, and financial condition would be materially and adversely affected.

As of December 31, 2020, AdaptHealth had approximately $100 million of cash and cash equivalents. To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of approximately $46 million which were made available by CMS under the CARES Act. The recoupment of such amount by CMS will begin in April 2021 and will be applied to services provided and revenue recognized during the period in which the recoupment occurs. The total of the recoupable advance payments has been deferred as of December 31, 2020. In addition, in April 2020, AdaptHealth received distributions of the CARES Act provider relief funds of approximately $17 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by HHS. During the year ended December 31, 2020, AdaptHealth recognized grant income of $14.3 million related to the provider relief fund payments received. AdaptHealth has deferred $2.7 million of the provider relief fund payments as of December 31, 2020. As previously noted, HHS guidance related to provider relief funds is still evolving and subject to change. During September and October 2020, HHS issued updated reporting requirements significantly changing the previous guidance regarding utilization of the funds granted from the provider relief funds under the CARES Act, and in January 2021 HHS issued further guidance updating the reporting requirements relating to provider relief grant funds. As a result of the updated guidance from HHS, AdaptHealth could be required to reverse the recognition of the grant income recorded and return a portion of the funds recognized, which could be material to AdaptHealth. AdaptHealth is continuing to monitor the reporting requirements as they evolve. HHS has indicated that the CARES Act provider relief funds are subject to ongoing reporting and changes to the terms and conditions. To the extent that reporting requirements and terms and conditions are modified in the future, it may affect AdaptHealth’s ability to comply and may require the return of funds. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. In addition, in connection with certain acquisitions completed during the year ended December 31, 2020, AdaptHealth assumed liabilities of $3.7 million and $1.9 million relating to funds previously received by the acquired companies for CMS recoupable advance payments and the CARES Act provider relief funds, respectively, which are deferred at December 31, 2020. In March 2020, AdaptHealth borrowed $20.0 million under its then existing credit facility as a precaution in light of the COVID-19 pandemic and such amount was repaid in April 2020. Also, as permitted under the CARES Act, AdaptHealth has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. During the year ended December 31, 2020, AdaptHealth deferred a total of $8.6 million pursuant to this provision, of which $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the consolidated balance sheets as of December 31, 2020.

On January 8, 2021, AdaptHealth issued 8.45 million shares of Class A Common Stock at a price of $33.00 per share pursuant to an underwritten public offering (the “2021 Stock Offering”) for gross proceeds of $278.9 million. In connection with this transaction, the Company received proceeds of $265.6 million which is net of the underwriting discount. A portion of the proceeds from the 2021 Stock Offering were used to partially finance the cash portion of the purchase price for the acquisition of AeroCare Holdings, Inc. on February 1, 2021, and to pay related fees and expenses.

At December 31, 2020, AdaptHealth had $303.4 million outstanding under its then existing credit facility. In July 2020, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement with a new bank group (the “2020 Credit Agreement”). On January 20, 2021, AdaptHealth refinanced its debt borrowings under the 2020 Credit Agreement and entered into a new credit agreement (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of a $700 million term loan (the 2021 Term Loan) and $250 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $4.375 million beginning June 30, 2021 through March 31, 2023, increasing to $8.75 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare Holdings, Inc. on February 1, 2021, to repay existing amounts outstanding under the 2020 Credit Agreement, and to pay related fees and expenses. No amounts were borrowed under the 2021 Revolver as of December 31, 2020. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met.

In July 2020, AdaptHealth LLC issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes due 2028 (the ”6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021. The 6.125% Senior Notes will be redeemable at AdaptHealth LLC’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth LLC may also redeem some or all of the 6.125% Senior Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the 6.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth LLC may redeem up to 40% of the original aggregate principal amount of the 6.125% Senior Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the 6.125% Senior Notes , together with accrued and unpaid interest. Furthermore, AdaptHealth LLC may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.

On January 4, 2021, AdaptHealth LLC issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes due 2029 (the ”4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. The 4.625% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, and (iii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth LLC may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth LLC may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth LLC may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. The proceeds from the issuance of the 4.625% Senior Notes were used to partially finance the cash portion of the purchase price for the acquisition of AeroCare Holdings, Inc. on February 1, 2021, and to pay related fees and expenses.

In March 2019, AdaptHealth entered into a promissory note agreement with an investor with a principal amount of $100 million (the “Promissory Note”). In November 2019, in connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100.0 million, and the investor converted certain of its members’ equity interests to a $43.5 million promissory note. The new $100.0 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the “New Promissory Note”. The outstanding principal balance under the New Promissory Note is due on November 8, 2029, and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum. The interest under the New Promissory Note is required to be paid in cash. At any time following September 20, 2021, AdaptHealth may prepay, in whole (but not in part), the outstanding principal amount, together with all accrued and unpaid interest thereon. If AdaptHealth elects to prepay the New Promissory Note prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from September 21, 2021 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%. In addition, if

AdaptHealth desires to consummate any Qualified Acquisition (as defined in the New Promissory Note) without the consent of the investor, AdaptHealth may proceed with such acquisition if the New Promissory Note is prepaid at the closing of such acquisition. If such acquisition occurs prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from September 21, 2020 through September 20, 2021 is 15%, from September 21, 2021 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%. Further, if a Sale of the Company (as defined in the New Promissory Note) occurs prior to the maturity date, then, effective immediately prior to and contingent upon the consummation of such transaction, the outstanding principal, together with all accrued and unpaid interest, shall be due and payable. If such transaction occurs prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from November 8, 2019 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%.

At December 31, 2020 and 2019, AdaptHealth had a working capital deficit of $58.8 million and working capital of $27.4 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the equipment and the services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statement of cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019

	(unaudited)
Net cash provided by operating activities	$195,634	$60,418
Net cash used in investing activities	(815,703)	(84,870)
Net cash provided by financing activities	643,153	76,144
Net increase (decrease) in cash and cash equivalents	23,084	51,692
Cash and cash equivalents at beginning of period	76,878	25,186
Cash and cash equivalents at end of period	$99,962	$76,878

Net cash provided by operating activities for the year ended December 31, 2020 was $195.6 million compared to $60.4 million for the year ended December 31, 2019, an increase of $135.2 million. The increase was the result of (1) a $43.8 million increase in net loss, (2) a net increase of $107.8 million in non-cash charges, primarily from a non-cash charge relating to the change in the estimated fair value of contingent consideration common shares, depreciation, amortization, non-cash interest expense relating to the Company’s interest rate swaps, equity-based compensation expense, write-off of deferred financing costs, and changes in fair value of contingent consideration, (3) a $1.0 million payment of contingent consideration, (4) receipt of approximately $46 million of recoupable advanced payments from CMS in connection with the CARES Act, (5) receipt of approximately $17 million pursuant to the CARES Act provider relief funds, (6) a $21.6 million change in deferred income taxes, and (7) a net $30.8 million increase in cash resulting from the change in operating assets and liabilities, primarily resulting from the change in accounts receivable and accounts payable and accrued expenses for the period.

Net cash used in investing activities for the year ended December 31, 2020 was $815.7 million compared to $84.9 million for the year ended December 31, 2019. The use of funds in the year ended December 31, 2020 consisted of $769.3 million for business acquisitions, primarily from the Solara, ActivStyle, Advanced and Pinnacle acquisitions, $39.8 million for equipment and other fixed asset purchases, $8.6 million for the purchase of equity and cost-method investments, offset by $2.0 million of cash proceeds from the sale of an investment. The use of funds in the year ended December 31, 2019 consisted of $63.5 million for acquisitions, primarily from the Gould’s, SleepMed and Choice acquisitions, and $21.4 million for equipment and other fixed asset purchases.

Net cash provided by financing activities for the year ended December 31, 2020 was $643.2 million compared to net cash provided by financing activities of $76.1 million for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 consisted of proceeds of $591.3 million from borrowings on long-term debt and lines of credit, proceeds of $350.0 million from the issuance of senior unsecured notes, proceeds of $225.0 million from the sale of shares of Class A Common Stock and Preferred Stock in connection with private placement transactions, proceeds of $142.6 million from the issuance of shares of Class A Common Stock in connection with a public underwritten offering, proceeds of $24.5 million from the exercise of warrants, and proceeds of $0.1 million in connection with the employee stock purchase plan, offset by total repayments of $586.5 million on long-term debt and capital lease obligations, payments of $11.7 million for equity issuance costs, payments of $13.1 million for debt issuance costs, payments of $44.3 million in connection with the exchange of shares of Class B Common Stock for cash, payment of $29.9 million in connection with the Put/Call Agreement, distributions to noncontrolling interests of $0.8 million, a $0.7 million payment of deferred purchase price in connection with an acquisition, payments of $3.2 million of contingent consideration related to acquisitions, and net payments of $0.1 million relating to tax withholdings associated with equity-based compensation activity. Net cash provided by financing activities for the year ended December 31, 2019 was primarily related to the 2019 Recapitalization and the Business Combination, and consisted of $360.5 million of borrowings from long-term debt and lines of credit, $20.0 million of proceeds from the sale of members’ interests, net proceeds of $148.9 million from the transactions completed in connection with the Business Combination, and proceeds of $100.0 million from a preferred debt issuance, offset by total repayments of $274.9 million on long-term debt and capital lease obligations, payments of $9.0 million for financing costs, payments of $0.8 million for equity issuance costs, payment of $3.7 million for the redemption of members’ interests, payment of $13.0 million for earnout liabilities in connection with the Verus Acquisition and the HMEI Acquisition, distributions to members of $250.0 million, distributions to noncontrolling interests of $1.3 million, and net payments of $0.6 million relating to tax withholdings associated with equity-based compensation activity.

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

Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized when control of the promised good or service is transferred to customers, which is generally upon shipment for direct to consumer supplies and upon delivery to the home for durable medical equipment.

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

Business Combinations

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date. The acquisition-date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the acquisition-date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. Patient relationships, medical records and patient lists are not reported as separate intangible assets due to the regulatory requirements and lack of contractual agreements but are part of goodwill. Customer related relationships are not reported as separate intangible assets but are part of goodwill as authorizing physicians are under no obligation to refer the Company’s services to their patients, who are free to change physicians and service providers at any time. The Company may adjust the preliminary purchase price allocation, as necessary, as it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date, which is generally up to one year after the acquisition closing date. Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.

Valuation of Goodwill and Long-Lived Assets

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

The Company’s long-lived assets, such as equipment and other fixed assets and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements that may be relevant to the Company’s operations but have not yet been adopted are outlined in Note 2 (dd), Recently Issued Accounting Pronouncements, to its consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AdaptHealth Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AdaptHealth Corp. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) / members’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania

March 16, 2021

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$99,962	$76,878
Accounts receivable	171,065	78,619
Inventory	58,783	13,239
Prepaid and other current assets	33,441	12,679
Total current assets	363,251	181,415
Equipment and other fixed assets, net	110,468	63,559
Goodwill	998,810	266,791
Identifiable intangible assets, net	116,061	—
Other assets	16,483	6,851
Deferred tax assets	208,399	27,922
Total Assets	$1,813,472	$546,538
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$254,212	$102,728
Current portion of capital lease obligations	22,282	19,750
Current portion of long-term debt	8,146	1,721
Contract liabilities	11,043	9,556
Other liabilities	89,524	17,139
Contingent consideration common shares liability	36,846	3,158
Total current liabilities	422,053	154,052
Long-term debt, less current portion	776,568	395,112
Other long-term liabilities	186,470	29,364
Long-term portion of contingent consideration common shares liability	33,631	6,158
Total Liabilities	1,418,722	584,686
Commitments and contingencies (note 17)
Stockholders’ Equity (Deficit)
Class A Common Stock, par value of $0.0001 per share, 210,000,000 shares authorized; 76,457,439 and 40,816,292 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	8	4
Class B Common Stock, par value of $0.0001 per share, 35,000,000 shares authorized; 13,218,758 and 31,563,799 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	3
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 163,560 and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	—
Additional paid-in capital	513,807	4,419
Accumulated deficit	(91,063)	(29,276)
Accumulated other comprehensive (loss) income	(4,411)	1,431
Total stockholders' equity (deficit) attributable to AdaptHealth Corp.	418,343	(23,419)
Noncontrolling interests in subsidiaries	(23,593)	(14,729)
Total stockholders' equity (deficit)	394,750	(38,148)
Total Liabilities and Stockholders' Equity (Deficit)	$1,813,472	$546,538

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019
Net revenue	$1,056,389	$529,644
Grant income (note 2(f))	14,277	—
Costs and expenses:
Cost of net revenue	898,601	440,705
General and administrative expenses	89,346	56,493
Depreciation and amortization, excluding patient equipment depreciation	11,373	3,068
Total costs and expenses	999,320	500,266
Operating income	71,346	29,378
Interest expense, net	41,430	39,304
Loss on extinguishment of debt	5,316	2,121
Change in fair value of contingent consideration common shares liability (note 11)	98,717	2,483
Other income, net	(3,444)	(318)
Loss before income taxes	(70,673)	(14,212)
Income tax (benefit) expense	(11,955)	739
Net loss	(58,718)	(14,951)
Income attributable to noncontrolling interests	5,763	2,111
Net loss attributable to AdaptHealth Corp.	$(64,481)	$(17,062)

Weighted average common shares outstanding - basic and diluted	52,488	22,557

Basic and diluted loss per share	$(1.23)	$(0.76)

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(58,718)	$(14,951)
Other comprehensive income (loss):
Interest rate swap agreements, inclusive of reclassification adjustment	(10,667)	2,537
Comprehensive loss	(69,385)	(12,414)

Income attributable to noncontrolling interests	5,763	2,111
Comprehensive loss attributable to AdaptHealth Corp.	$(75,148)	$(14,525)

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) / Members’ Equity (Deficit)

(in thousands)

									Controlling		Accumulated
							Additional		interest		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2018	—	$—	—	$—	—	$—	$—	$113,274	$(13,371)	$—	$—	$2,865	$102,768
Activity prior to the Business Combination:
Issuance of members' interest, net of offering costs of $837	—	—	—	—	—	—	—	19,163	—	—	—	—	19,163
Redemption of members' interest	—	—	—	—	—	—	—	(2,113)	(1,601)	—	—	—	(3,714)
Distributions to members	—	—	—	—	—	—	—	—	(250,000)	—	—	—	(250,000)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,338)	(1,338)
Equity-based compensation	—	—	—	—	—	—	—	6,915	—	—	—	—	6,915
Net income (loss)	—	—	—	—	—	—	—	—	(16,315)	—	—	1,532	(14,783)
Effects of the Business Combination:
Recapitalization	27,796	3	34,114	3	—	—	—	(137,239)	281,287	(63,289)	—	(47,996)	32,769
Proceeds from sale of Class A Common Stock	12,500	1	—	—	—	—	—	—	—	69,561	—	55,437	124,999
Redemption of Class B Common Stock	—	—	(2,000)	—	—	—	—	—	—	(11,130)	—	(8,870)	(20,000)
Conversion of equity to long-term debt	—	—	—	—	—	—	—	—	—	(24,208)	—	(19,292)	(43,500)
Forgiveness of employee loan	—	—	—	—	—	—	—	—	—	537	—	428	965
Activity subsequent to the Business Combination:
Equity-based compensation	—	—	—	—	—	—	4,155	—	—	—	—	—	4,155
Shares withheld to pay withholding taxes	(30)	—	—	—	—	—	(284)	—	—	—	—	—	(284)
Exchange of Class B Common Stock to Class A Common Stock	550	—	(550)	—	—	—	(820)	—	—	—	—	820	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(747)	—	579	(168)
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	8,201	—	—	—	—	—	8,201
Change in fair value of interest rate swaps, net of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	1,431	1,106	2,537
Contingent consideration common share liability adjustment (Note 2(a))	—	—	—	—	—	—	(6,833)	—	—	—	—	—	(6,833)
Balance, December 31, 2019	40,816	$4	31,564	$3	—	$—	$4,419	$—	$—	$(29,276)	$1,431	$(14,729)	$(38,148)
Issuance of Class A Common Stock for acquisitions	5,927	1	—	—	—	—	123,886	—	—	—	—	—	123,887
Exchange of Class B Common Stock for Class A Common Stock	16,660	2	(16,660)	(2)	—	—	(35,271)	—	—	—	—	35,271	—
Exchange of Class B Common Stock for cash	—	—	(1,508)	—	—	—	—	—	—	—	—	(44,273)	(44,273)
Forfeiture of Class B Common Stock	—	—	(177)	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	4,105	1	—	—	—	—	24,494	—	—	—	—	—	24,495
Equity-based compensation	635	—	—	—	—	—	18,670	—	—	—	—	—	18,670
Exchange of Class A Common Stock for Series B-1 Preferred Stock	(15,810)	(2)	—	—	158	1	1	—	—	—	—	—	—
Sale of Class A Common Stock and Series A Preferred Stock, net of offering costs of $1,639	10,930	1	—	—	75	—	223,360	—	—	—	—	—	223,361
Issuance of Class A Common Stock, net of offering costs of $10,086	9,200	1	—	—	—	—	132,513	—	—	—	—	—	132,514

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) / Members’ Equity (Deficit) (Continued)

(in thousands)

									Controlling		Accumulated
							Additional		interest		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	deficit	income (loss)	subsidiaries	Total
Conversion of Series B-2 Preferred Stock to Series B-1 Preferred Stock	—	—	—	—	(9)	—	—	—	—	—	—	—	—
Conversion of Series A Preferred Stock to Class A Common Stock	2,888	—	—	—	(40)	—	—	—	—	—	—	—	—
Conversion of Series B-1 Preferred Stock to Class A Common Stock	2,000	—	—	—	(20)	—	—	—	—	—	—	—	—
Class A Common Stock issued in connection with Employee Stock Purchase Plan	6	—	—	—	—	—	101	—	—	—	—	—	101
Issuance of Class A Common Stock in connection with Contingent Consideration Shares	1,000	—	—	—	—	—	37,556	—	—	—	—	—	37,556
Net income (loss)	—	—	—	—	—	—	—	—	—	(64,481)	—	5,763	(58,718)
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—	—	24,787	—	—	—	—	—	24,787
Equity activity resulting from other increases in AdaptHealth Corp.'s ownership in AdaptHealth Holdings	—	—	—	—	—	—	(8,088)	—	—	—	—	—	(8,088)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(800)	(800)
Equity impact resulting from the Put/Call Agreement	(1,899)	—	—	—	—	—	(32,621)	—	—	2,694	—	—	(29,927)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(5,842)	(4,825)	(10,667)
Balance, December 31, 2020	76,458	$8	13,219	$1	164	$1	$513,807	$—	$—	$(91,063)	$(4,411)	$(23,593)	$394,750

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(58,718)	$(14,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, including patient equipment depreciation	76,406	62,567
Equity-based compensation	18,670	11,070
Change in fair value of contingent consideration common shares liability	98,717	2,483
Deferred income tax (benefit) expense	(21,101)	478
Change in fair value of interest rate swaps, net of reclassification adjustment	(2,845)	11,426
Change in fair value of contingent consideration	(4,176)	(150)
Payment of contingent consideration in connection with an acquisition	(1,000)	—
Amortization of intangible assets	6,039	—
Amortization of deferred financing costs	1,876	1,312
Imputed interest expense	131	—
Write-off of deferred financing costs	5,316	2,121
Gain on sale of investment	(591)	—
Forgiveness of employee loan	—	966
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(29,517)	(20,198)
Inventory	(19,434)	(1,305)
Prepaid and other assets	(10,767)	(9,558)
Accounts payable and accrued expenses and other current liabilities	136,628	14,157
Net cash provided by operating activities	195,634	60,418
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(769,337)	(63,538)
Purchases of equipment and other fixed assets	(39,755)	(21,332)
Payments for investments in equity and cost method companies	(8,657)	—
Proceeds from sale of investment	2,046	—
Net cash used in investing activities	(815,703)	(84,870)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	591,275	360,500
Repayments on long-term debt and lines of credit	(547,480)	(237,572)
Proceeds from the sale of Class A Common Stock and Series A Preferred Stock	225,000	—
Proceeds from the issuance of Class A Common Stock	142,600	—
Proceeds from the issuance of senior unsecured notes	350,000	—
Proceeds from exercise of warrants	24,495	—
Payments on capital leases	(39,051)	(37,272)
Payments for equity issuance costs	(11,725)	(837)
Payments of deferred financing costs	(13,049)	(9,028)
Exchange of Class B Common Stock for cash	(44,273)	—
Exercise of call option relating to the Put/Call Agreement	(29,927)	—
Proceeds received in connection with Employee Stock Purchase Plan	101	—
Payments for tax withholdings from equity-based compensation activity, net	(59)	(508)
Distributions to noncontrolling interests	(800)	(1,338)
Payment of contingent consideration in connection with acquisitions	(3,204)	(13,000)
Payment of deferred purchase price in connection with an acquisition	(750)	—
Proceeds from issuance of promissory note payable	—	100,000
Increase in cash from the Business Combination	—	43,912
Proceeds from the sale of Class A Common Stock	—	125,000
Proceeds from issuance of members' interests	—	20,000
Payments for redemptions of Class B Common Stock	—	(20,000)
Distributions to members	—	(250,000)
Payments for redemption of members' interests	—	(3,713)
Net cash provided by financing activities	643,153	76,144
Net increase in cash and cash equivalents	23,084	51,692
Cash and cash equivalents at beginning of period	76,878	25,186
Cash and cash equivalents at end of period	$99,962	$76,878
Supplemental disclosures:
Cash paid for interest	$35,771	$23,075
Cash paid for income taxes	7,480	1,318
Noncash investing and financing activities:
Equipment acquired under capital lease obligations	$40,012	$36,268
Unpaid equipment and other fixed asset purchases at end of period	7,869	8,514
Equity consideration issued in connection with acquisitions	123,887	—
Contingent purchase price in connection with acquisitions	27,064	12,625
Deferred purchase price in connection with acquisitions	33	1,573
Seller note issued in connection with an acquisition	—	2,000
Conversion of equity to debt	—	43,500

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The number of shares issued and outstanding of the Company immediately following the closing of the Business Combination is summarized in the table below (in thousands):

	Class A Common Stock	Class B Common Stock
Total shares outstanding prior to the Business Combination	31,250	—
Less: redemption of public shares	(20,840)	—
Add: shares issued in private placement	12,500	—
Add: shares issued in connection with the Business Combination	17,386	32,114
Total shares outstanding at the closing date of the Business Combination	40,296	32,114

Following the completion of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by AdaptHealth Holdings and its subsidiaries, and the Company’s only assets are equity interests which represented a 56% controlling ownership of AdaptHealth Holdings as of November 8, 2019.

Following the completion of the Business Combination, certain members of AdaptHealth Holdings who retained their common unit interests in AdaptHealth Holdings, held the remaining 44% noncontrolling ownership as of November 8, 2019. These members hold common unit interests of AdaptHealth Holdings and a corresponding number of non-economic Class B Common stock, which enables the holder to one vote per share. Subsequent to the Business Combination, the cumulative amount of exchanges of common unit interests of AdaptHealth Holdings and a corresponding number of shares of Class B Common Stock for shares of Class A Common Stock through December 31, 2020 have resulted in the holders of the common unit interests in AdaptHealth Holdings owning an approximate 12% direct noncontrolling economic interest in AdaptHealth Holdings as of such date.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Unless the context otherwise requires, “the Company”, “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to AdaptHealth Holdings and its subsidiaries and, for periods upon or after the completion of the Business Combination, to AdaptHealth Corp. and its subsidiaries, including AdaptHealth Holdings and its subsidiaries.

AdaptHealth is a national leader in providing patient-centric and technology-enabled chronic disease management solutions including home healthcare equipment, medical supplies to the home and related services in the United States. AdaptHealth focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors (CGM) and insulin pumps), (iii) home medical equipment (HME) to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME medical devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial payors.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. In the Company’s consolidated statements of operations, certain amounts are classified separately as other income, net, primarily related to

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

the change in fair value of contingent consideration liabilities related to acquisitions, due to the fact that such amounts have increased in 2020. Additionally, the Company’s consolidated financial statements and corresponding disclosures for 2019 have been recast to reflect corrections for an error in the accounting for the contingent consideration common share liability, as discussed below.

Correction of Previously Issued Consolidated Financial Statements and Unaudited Quarterly Condensed Consolidated Financial Information for Errors in the Accounting for Contingent Consideration Common Shares

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2020, the Company reevaluated the accounting treatment of the previously disclosed contingent consideration common shares to which the former owners of AdaptHealth Holdings are entitled in connection with the Business Combination (the Contingent Consideration Common Shares). Due to the fact that the issuance of the Contingent Consideration Common Shares would be accelerated on a change of control regardless of the transaction value, the Company determined to present the Contingent Consideration Common Shares as liability-classified, instead of equity-classified as previously presented. Accordingly, the fair value of the Contingent Consideration Common Shares is reflected as a liability and the change in the fair value of such liability in each period is recognized as a non-cash charge in the Company’s consolidated statements of operations. The Company has concluded that the impact of the error on its audited consolidated financial statements for the year ended December 31, 2019 included in its Form 10-K for such period is not material. The Company has revised its accompanying consolidated financial statements as of and for the year ended December 31, 2019 to reflect the impact of the correction of the accounting for the Contingent Consideration Common Shares. Refer to Note 20, Quarterly Financial Information (Unaudited), for details of the impacts of the corrections to the Company’s previously disclosed unaudited condensed consolidated statements of operations for the three months ended March 31, 2020, and the three month and year-to-date periods ended June 30, 2020 and September 30, 2020, and the unaudited condensed consolidated balance sheets as of March 31, 2020, June 30, 2020 and September 30, 2020, which were determined to be material to such periods (with the exception of the unaudited condensed consolidated statement of operations for the three months ended June 30, 2020 for which the impact was not material). The change in fair value of the Contingent Consideration Common Shares liability in each period is a non-cash charge and has no impact on the Company’s current or historical reported net revenues, operating income, or cash flows from operating activities, investing activities, and financing activities for any period. The liability recorded on the Company’s balance sheet at each reporting date does not constitute indebtedness of the Company, and the liability will only be satisfied, if earned, by the Company through the issuance of shares of Class A Common Stock. The impact of the corrections to the Company’s audited consolidated statement of operations for the year ended December 31, 2019 and its consolidated balance sheet as of December 31, 2019 is as follows (in thousands, except per share data):

	Year Ended December 31, 2019
	As Reported	As Revised
Consolidated Statement of Operations:
Change in fair value of contingent consideration common shares liability	$—	$2,483
Income tax expense	$1,156	$739
Net loss	$(12,885)	$(14,951)
Net loss attributable to AdaptHealth Corp.	$(14,996)	$(17,062)
Basic and diluted loss per share attributable to AdaptHealth Corp.	$(0.66)	$(0.76)

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

	December31, 2019
	As Reported	As Revised
Consolidated Balance Sheet:
Deferred tax assets	$27,505	$27,922
Total Assets	$546,121	$546,538
Contingent consideration common shares liability - current portion	$—	$3,158
Long-term portion of contingent consideration common shares liability	$—	$6,158
Total Liabilities	$575,370	$584,686
Additional paid-in capital	$11,252	$4,419
Accumulated deficit	$(27,210)	$(29,276)
Total stockholders' deficit attributable to AdaptHealth Corp.	$(14,520)	$(23,419)
Total stockholders' deficit	$(29,249)	$(38,148)

The impacts of the revisions have been reflected throughout the consolidated financial statements, including the applicable footnotes, as appropriate.

(b)         Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(c)         Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and the valuation of accounts receivable (implicit price concession), income taxes, contingent consideration, equity-based compensation, interest rate swaps, and long-lived assets, including goodwill and identifiable intangible assets. Actual results could differ from those estimates.

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

Revenues are recognized when control of the promised good or service is transferred to customers, in an amount that reflects the consideration to which the Company expects to receive from patients or under reimbursement arrangements with Medicare, Medicaid and third-party payors, in exchange for those goods and service.

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. The Company utilizes the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The Company applies constraint to the transaction price, such that net revenue is recorded only to the extent that it is probable that a significant

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such adjustments become known. During the year ended December 31, 2020, the Company decreased net revenue by approximately $11 million due to the consideration ultimately received compared with the amounts previously estimated, which has been treated as a change in estimate.

Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized when control of the promised good or service is transferred to customers, which is generally upon shipment for direct to consumer supplies and upon delivery to the home for durable medical equipment.

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

The Company’s business experiences some seasonality. Its patients are generally responsible for a greater percentage of the cost of their treatment or therapy during the early months of the year due to co-insurance, co-payments and deductibles, and therefore may defer treatment and services of certain therapies until meeting their annual deductibles. In addition, changes to employer insurance coverage often go into effect at the beginning of each calendar year which may impact eligibility requirements and delay or defer treatment. These factors may lead to lower net revenue and cash flow in the early part of the year versus the latter half of the year. Additionally, the increased incidence of respiratory infections during the winter season may result in initiation of additional respiratory services such as oxygen therapy for certain patient populations. The Company’s net revenue and quarterly operating results may fluctuate significantly in the future depending on these and other factors.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Fixed monthly payments that the Company receives from customers in advance of providing services represent contract liabilities. Such payments primarily relate to patients who are billed monthly in advance and are recognized over the period as earned.

Disaggregation of net revenue

The Company disaggregates net revenue from contracts with customers by payor type and by core service lines. The Company believes that disaggregation of net revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The payment terms and conditions within the Company’s revenue-generating contracts vary by payor type and payor source

The composition of net revenue by payor type for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Insurance	$657,033	$300,361
Government	295,657	168,686
Patient pay	103,699	60,597
Net revenue	$1,056,389	$529,644

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The composition of net revenue by core service lines for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net sales revenue:
Sleep	$312,860	$224,542
Diabetes	159,490	—
Supplies to the home	145,624	7,760
Respiratory	28,605	5,780
HME	58,029	42,487
Other	54,689	35,882
Total net sales revenue	$759,297	$316,451

Net revenue from fixed monthly equipment reimbursements:
Sleep	$98,361	$80,846
Diabetes	2,467	—
Respiratory	123,860	81,418
HME	55,847	42,969
Other	16,557	7,960
Total net revenue from fixed monthly equipment reimbursements	$297,092	$213,193

Total net revenue:
Sleep	$411,221	$305,388
Diabetes	161,957	—
Supplies to the home	145,624	7,760
Respiratory	152,465	87,198
HME	113,876	85,456
Other	71,246	43,842
Total net revenue	$1,056,389	$529,644

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. The Company recorded unbilled revenue of $20.2 million and $8.6 million as of December 31, 2020 and 2019, respectively.

(f)          COVID-19 Pandemic

During 2020, the COVID-19 pandemic impacted the Company’s business, as well as its patients, communities, and employees. The Company’s priorities during the COVID-19 pandemic remain protecting the health and safety of its employees (including patient-facing employees providing respiratory and other services), maximizing the availability of its services and products to support patient health needs, and the operational and financial stability of its business.

Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law on March 27, 2020. Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (Provider Relief Fund or PRF). Additionally, the CARES Act revised the Medicare accelerated and advance payment program in an attempt to disburse payments to healthcare providers more quickly to mitigate the financial impact on healthcare providers. The Company’s participation in these programs and related accounting policies are summarized below.

Grant Income. In April 2020, the Company received distributions of the CARES Act PRF of approximately $17 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (HHS). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. Grant income recognized by the Company is presented in grant income in the accompanying consolidated statements of operations. During the year ended December 31, 2020, the Company recognized grant income of $14.3 million related to the PRF payments received. The Company has deferred $2.7 million of the PRF payments, which is included in other current liabilities in the accompanying consolidated balance sheets at December 31, 2020. As previously noted, HHS guidance related to PRF grant funds is still evolving and subject to change. During September and October 2020, HHS issued updated reporting requirements significantly changing the previous guidance regarding utilization of the funds granted from the PRF under the CARES Act, and in January 2021 HHS issued further guidance updating the reporting requirements relating to PRF grant funds. As a result of the updated guidance from HHS, the Company could be required to reverse the recognition of the grant income recorded and return a portion of the funds recognized, which could be material to the Company. The Company is continuing to monitor the reporting requirements as they evolve. HHS has indicated that the CARES Act PRF funds are subject to ongoing reporting and changes to the terms and conditions. To the extent that reporting requirements and terms and conditions are modified in the future, it may affect the Company’s ability to comply and may require the return of funds. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS.

Medicare Accelerated Payment Program. In certain circumstances, when a healthcare provider is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

accelerated or advance payment pursuant to the Medicare accelerated payment program. The CARES Act revised the Medicare accelerated payment program in an attempt to disburse payments to healthcare providers more quickly. In April 2020, the Company received recoupable advance payments of approximately $46 million made available by CMS under the CARES Act. The recoupment of such amount by CMS will begin in April 2021 and will be applied to services provided and revenue recognized during the period in which the recoupment occurs. The total of the recoupable advance payments is included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2020.

Deferral of Employment Tax Payments. As permitted under the CARES Act, the Company has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. During the year ended December 31, 2020, the Company deferred a total of $8.6 million pursuant to this provision, of which $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2020.

The full extent of the impact of the COVID-19 pandemic on the Company’s business, results of operations, and financial condition is highly uncertain and will depend on future developments and numerous evolving factors that it may not be able to accurately predict, and could be material to the Company’s consolidated financial statements in future reporting periods.

(g)         Fair Value Accounting

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures (ASC 820), creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity specific measurement, and states that a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

Refer to Note 6, Fair Value of Assets and Liabilities, for additional information.

(h)          Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses. The carrying values of the Company’s financial instruments approximate their fair value based on their short-term nature.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The table below shows the carrying amounts and estimated fair values, net of unamortized deferred financing costs, of the Company’s primary long-term debt arrangements (in thousands):

	December 31, 2020
	Carrying Value	Fair Value
Term loan and revolver	$301,998	$301,998
Senior unsecured notes	342,022	370,022
Note payable	140,361	154,711
	$784,381	$826,731

The borrowings under the Company’s term loan and revolver, which were entered into in July 2020, bear interest at the variable rates described in Note 10, Debt, which management believes approximates fair value. The fair value of the Company’s senior unsecured notes is based upon current market prices. The fair value of the Company’s notes payable is estimated based on the earliest call price associated with the debt, which is based on a call price that is less than one year from the balance sheet date, which management believes approximates the exit price notion of fair value measurement.

(i)         Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Cash represents cash on hand and deposits held at banks. The Company maintains cash in demand deposit accounts with federally insured banks. At times, the balances in these accounts may be in excess of federally insured limits. Cash and cash equivalents consist of the following (in thousands):

	December 31,
(in thousands)	2020	2019
Cash	$94,360	$22,863
Money market accounts	5,602	54,015
Total	$99,962	$76,878

(j)          Inventory

Inventory consists of equipment and medical supplies to be sold to customers and is stated at the lower of cost or market value. Cost is determined by the first-in-first-out method. These finished goods are charged to cost of net revenue in the period in which products and related services are provided to customers.

(k)          Equipment and Other Fixed Assets

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(l)          Impairment of Long-Lived Assets

The Company’s long-lived assets, such as equipment and other fixed assets and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

The Company did not incur any impairment charges on long-lived assets for the years ended December 31, 2020 and 2019. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets.

(m)          Valuation of Goodwill

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

(n)         Business Combinations

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date. The acquisition-date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the acquisition-date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. Patient relationships, medical records and patient lists are not reported as separate intangible assets due to the regulatory requirements and lack of contractual agreements but are part of goodwill. Customer related relationships are not reported as separate intangible assets but are part of goodwill as authorizing physicians are under no obligation to refer the Company’s services to their patients, who are free to change physicians and service providers at any time. The Company may adjust the preliminary purchase price allocation, as necessary, as it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date, which is generally up to one year after the acquisition closing date. Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(o)          Deferred Financing Costs

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

(p)          Deferred Rent

The Company’s operating leases for its office and warehouse leases include scheduled rent increases. The Company has accounted for the leases to provide straight-line charges to operations over the life of the leases. Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period and expensed on a straight-line basis exceed or are less than the cash payments required. Deferred rent is included in accounts payable and accrued expenses and other long-term liabilities on the accompanying consolidated balance sheets based on when the payments will be made. See Note 14, Lease Commitments, for additional information.

(q)          Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgement is required to determine both probability and the estimated amount. The Company reviews at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations and proceedings.

(r)          Advertising Costs

Advertising costs are charged to expense as incurred. The Company’s advertising costs for the years ended December 31, 2020 and 2019 were $5.3 million and $2.1 million, respectively, and are primarily included in cost of net revenue in the accompanying consolidated statements of operations.

(s)          Equity-based Compensation

The Company accounts for its equity-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Equity-based compensation expense related to these grants is included within cost of net revenue and general and administrative expenses in the accompanying consolidated statements of operations. The Company measures and recognizes equity-based compensation expense for such awards granted to employees based on their estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards with performance conditions, equity-based compensation expense is recognized on a straight-line basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. See Note 11, Stockholders’ Equity, for additional information regarding the Company’s equity-based compensation expense.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(t)          Cost of Net Revenue

Cost of net revenue includes the cost of products and supplies sold to patients, patient equipment depreciation and other operating expenses. The Company also includes in cost of net revenue the salaries, labor and benefits costs incurred at the Company’s operating facilities for service personnel, offshore labor expenses, occupancy costs (rent, utilities, property taxes, etc.), and other expenses (software expenses, billing fees, IT related costs, general business supplies, etc.) incurred to operate the businesses. Cost of net revenue for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Cost of products and supplies	$441,931	$156,430
Salaries, labor and benefits	257,898	153,173
Patient equipment depreciation	71,072	59,498
Rent and occupancy	22,344	13,407
Other operating expenses	91,659	57,150
Equity-based compensation	7,845	—
Severance	4,457	858
Transaction costs	1,147	—
Other non-recurring expenses	248	189
Total	$898,601	$440,705

(u)          General and Administrative Expenses

General and administrative expenses (G&A) primarily include expenses related to corporate salaries and benefits, legal, equity-based compensation, transaction costs and other business support functions. Included in G&A during the years ended December 31, 2020 and 2019 are salaries, labor and benefits expenses (including equity-based compensation and severance) of $35.8 million and $31.7 million, respectively.

(v)          Business Segment

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

(w)          Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2020, and 2019, less than 10% of the Company’s net accounts receivable are from patients under co-pay or private plan arrangements. Credit evaluations, account monitoring procedures and a third party collection agent are utilized to minimize the risk of loss. Collateral is not required.

Cost-containment efforts of governmental organizations, primarily Medicare, could have a material adverse effect on the Company’s sales and profitability. Medicare typically awards contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple distributors with intention of driving

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that contract awards would only be made for off-the-shelf (OTS) knee and back braces. For the years ended December 31, 2020 and 2019, revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth expects to obtain contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.

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

(x)         Concentration of Customers

The Company provides and distributes medical equipment and health care services, including home oxygen, respiratory medications and sleep therapy equipment and services, to both commercial organizations and directly to end users. This results in a customer concentration relating to Medicare’s service reimbursement programs. During the years ended December 31, 2020 and 2019, the Company derived approximately 28% and 32% of its net revenue from government healthcare programs, including Medicare and Medicaid, respectively. Concentration of credit risk with respect to other payors is limited due to the large number of such payors and varied geographical locations.

(y)         Self-Insurance Risk

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

(z)          Derivative Instruments

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

a portion of its variable rate borrowings to a fixed rate. See Note 7, Derivative Instruments and Hedging Activities, for additional information.

(aa)          Income Taxes

Prior to the completion of the Business Combination, AdaptHealth Holdings was a limited liability company and was treated as a partnership for federal and state income tax purposes. As such, income and loss from operations of AdaptHealth Holdings were allocated to the members for inclusion in their tax returns. In addition, there were regular C-corporations included in AdaptHealth Holdings’ structure where taxes were paid at the entity level. The C-corporations used the asset and liability method of accounting for income taxes as described below.

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

FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no material amount of expense for interest and penalty related to unrecognized tax benefits for the years ended December 31, 2020 and 2019.

(bb)        Earnings (Loss) Per Share

Earnings (loss) per share is based upon the weighted average number of common shares outstanding during the respective periods. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in equity-based compensation transactions are participating securities for purposes of calculating earnings (loss) per share. See Note 12, Earnings (Loss) Per Share.

(cc)        Recently Adopted Accounting Pronouncements

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

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes. This guidance aims to simplify accounting for income taxes, changes the accounting for certain income tax transactions, and makes minor improvements to the codification. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years, with early adoption permitted.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Specific amendments in the guidance should be applied on retrospective or modified retrospective basis while other amendments should be applied on a prospective basis. The Company early adopted this standard in 2020, which did not have a material impact on the Company’s consolidated financial statements.

(dd)        Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on its-balance sheet and disclose key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use (ROU) asset on the balance sheet for most leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company expects to elect the ‘package of practical expedients’ under the new standard, which, among other things, permits lease agreements that are twelve months or less to be excluded from the balance sheet, and permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company will adopt the new standard during the year ended December 31, 2021. The Company expects to adopt this guidance using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application, and will recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to the recognition of new material ROU assets and lease liabilities on its consolidated balance sheet for its real estate operating leases, and providing significant new disclosures about its leasing activities.

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

(3)          Acquisitions

During the years ended December 31, 2020 and 2019, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the accompanying consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

and the expected contribution of each acquisition to the Company’s overall strategy. The majority of the goodwill recorded during the year ended December 31, 2020 is expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized. Also, see subsection, “Pro-forma information” of this Note 3 for pro-forma information on net revenue and operating income.

Year ended December 31, 2020

On January 2, 2020, the Company purchased 100% of the equity interests of the Patient Care Solutions business (PCS), a subsidiary of McKesson Corporation. PCS is a home medical equipment supplies business. The Company allocated the consideration paid to the estimated fair values of the net assets acquired, including $14.9 million to accounts receivable, $0.5 million to equipment and other fixed assets, $1.0 million to goodwill, $2.0 million to accounts payable and accrued expenses, and $0.4 million of net liabilities to other working capital accounts.

On March 2, 2020, the Company purchased certain assets of the durable medical equipment business of Advanced Home Care, Inc. (Advanced). The Company allocated the consideration paid to the estimated fair values of the net assets acquired, including $19.8 million to equipment and other fixed assets, $2.7 million to inventory, $0.6 million to identifiable intangible assets (consisting of tradenames), $41.7 million to goodwill, and $1.3 million of net liabilities to other working capital accounts. The acquisition of Advanced also includes a potential contingent payment of up to $9.0 million based on certain conditions after closing, which was determined to have an acquisition date fair value of $5.0 million which was recorded as a contingent liability in connection with the Company’s acquisition accounting for Advanced. The fair value of the estimated contingent liability of $5.0 million at December 31, 2020 is included in other current liabilities in the accompanying consolidated balance sheets based on the expected payment date.

On July 1, 2020, the Company acquired 100% of the equity interests of Solara Medical Supplies, LLC (Solara). Solara is an independent distributor of continuous glucose monitors (CGM) in the United States and offers a comprehensive suite of direct-to-patient diabetes management supplies to patients throughout the country, including CGMs, insulin pumps and other diabetic supplies. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $12.1 million to cash, $17.4 million to accounts receivable, $14.4 million to inventory, $3.5 million to equipment and other fixed assets, $85.7 million to identifiable intangible assets (consisting of $60.0 million of payor contracts and $25.7 million of tradenames), $347.7 million to goodwill, $22.5 million to accounts payable and accrued expenses, and $2.9 million of net liabilities to other working capital accounts. The acquisition of Solara also included a contingent payment based on certain conditions after closing, which was determined to have an acquisition date fair value of $1.3 million which was recorded as a contingent liability in connection with the Company’s acquisition accounting for Solara. Based on the outcome of such conditions, the Company paid $1.4 million during the year ended December 31, 2020 to satisfy such contingent liability.

On July 1, 2020, the Company acquired 100% of the equity interests of ActivStyle, Inc. (ActivStyle). ActivStyle is a leading direct-to-consumer supply company that provides incontinence and urology products to patients throughout the United States. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $5.0 million to cash, $5.2 million to accounts receivable, $0.5 million to inventory, $1.0 million to equipment and other fixed assets, $9.4 million to identifiable intangible assets (consisting of $6.3 million of developed technology and $3.1 million of tradenames), $49.6 million to goodwill, $7.2 million to accounts payable and accrued expenses, and $2.0 million of other net assets primarily to other working capital accounts.

On October 1, 2020, the Company acquired 100% of the equity interests of Pinnacle Medical Solutions, Inc. (Pinnacle). Pinnacle is a distributor of insulin pumps, insulin pump supplies, continuous glucose monitoring systems and diabetes test strips in the United States. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $1.2 million to cash, $4.2 million to accounts receivable, $15.2

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

million to identifiable intangible assets (consisting of $14.0 million of payor contracts and $1.2 million of tradenames), $107.7 million to goodwill, $5.8 million to accounts payable and accrued expenses, and $0.4 million of net assets to other working capital accounts. The acquisition of Pinnacle also included a potential contingent payments of up to $15.0 million based on certain conditions after closing, which were determined to have an acquisition date fair value of $14.3 million, which was recorded as a contingent liability in connection with the Company’s acquisition accounting for Pinnacle. The fair value of the potential contingent payments of $14.7 million as of December 31, 2020 is included in other current liabilities in the accompanying consolidated balance sheets based on the expected payment date.

In addition, during 2020, the Company acquired two providers of home medical equipment and two distributors of diabetes management products and supplies. The Company allocated the consideration paid for these acquisitions to the estimated fair values of the net assets acquired on a provisional basis, including $0.3 million to cash, $13.7 million to accounts receivable, $4.6 million to inventory, $14.3 million to equipment and other fixed assets, $10.6 million to identifiable intangible assets (consisting of $8.0 million of payor contracts and $2.6 million of tradenames), $121.2 million to goodwill, $14.1 million to accounts payable and accrued expenses, $2.0 million to capital lease obligations, and $0.9 million of net liabilities to other working capital accounts. These acquisitions also included potential contingent payments of up to $3.0 million based on certain conditions after closing, which were determined to have an acquisition date fair value of $2.8 million, which was recorded as a contingent liability in connection with the Company’s acquisition accounting for such acquisitions. The fair value of the potential contingent payments of $2.8 million as of December 31, 2020 is included in other long-term liabilities in the accompanying consolidated balance sheets based on the expected payment dates.

In addition, during 2020, the Company completed certain other acquisitions which individually had a consideration paid of less than $20 million.

The following table summarizes the consideration paid for all acquisitions during the year ended December 31, 2020 (in thousands):

Cash consideration	$790,564
Equity consideration (shares of Class A Common Stock)	123,887
Contingent consideration	27,064
Deferred payments	33
Total	$941,548

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. The Company is still evaluating the fair value of certain assets and liabilities for which provisional amounts were recorded and expects to finalize such evaluation during the first half of 2021. Based upon management’s evaluation, which is preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during 2020 was allocated as follows during the year ended December 31, 2020 (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Cash	$21,227
Accounts receivable	62,940
Inventory	26,111
Prepaid and other current assets	9,560
Equipment and other fixed assets	45,669
Goodwill	732,019
Identifiable intangible assets	122,100
Other assets	2,921
Deferred income taxes	1,132
Accounts payable and accrued expenses	(61,196)
Contract liabilities	(3,344)
Other current liabilities	(11,278)
Other long-term liabilities	(4,107)
Capital lease obligations	(2,206)
Net assets acquired	$941,548

Year ended December 31, 2019

On January 2, 2019, the Company purchased 100% of the equity of Gould’s Discount Medical, LLC (Goulds). Goulds is a home medical equipment and supplies business. In 2019, the Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $4.0 million to accounts receivable, $2.5 million to inventory, $3.4 million to equipment and other fixed assets, $17.9 million to goodwill, $3.0 million to accounts payable and accrued expenses and $0.5 million of net liabilities to other working capital accounts. The total consideration paid included potential contingent payments in an aggregate amount of up to $1.5 million based on certain conditions after closing, which was recorded as a contingent liability in connection with the Company’s acquisition accounting for Goulds.

On July 5, 2019, the Company purchased certain assets relating to the durable medical equipment business of SleepMed Therapies, Inc. (SleepMed). SleepMed provides positive airway pressure devices and related supplies to customers in their homes or other alternative site care facilities. In 2019, the Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $0.2 million to inventory, $1.4 million to equipment and other fixed assets, $14.1 million to goodwill, and $0.3 million of net liabilities to other working capital accounts. The total consideration paid included potential contingent payments in an aggregate amount of up to $4.0 million based on certain conditions after closing, which was recorded as a contingent liability in connection with the Company’s acquisition accounting for SleepMed.

On October 31, 2019, the Company purchased 100% of the stock of Choice Medical Healthcare, Inc. (Choice). Choice is a provider of continuous positive airway pressure devices and related supplies. In 2019, the Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $0.8 million to accounts receivable, $0.1 million to equipment and other fixed assets, $18.9 million to goodwill, $1.2 million to accounts payable and accrued expenses and $0.1 million of net assets to other working capital accounts. The total consideration paid included potential contingent payments in an aggregate amount of up to $12.5 million based on certain conditions after closing, which were determined to have an acquisition date fair value of $6.2 million, which was recorded as a contingent liability in connection with the Company’s acquisition accounting for Choice.

In addition, during 2019, the Company completed certain other acquisitions which individually had a consideration paid of less than $10 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The following table summarizes the consideration paid for all acquisitions during the year ended December 31, 2019 (in thousands):

Cash consideration	$63,295
Seller note	2,000
Contingent consideration	12,625
Deferred payments	1,573
Total	$79,493

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during 2019 was allocated as follows during the year ended December 31, 2019 (in thousands):

Total
Cash	$92
Accounts receivable	5,405
Inventory	4,262
Prepaid and other current assets	121
Equipment and other fixed assets	10,968
Goodwill	65,270
Contract liabilities	(1,709)
Accounts payable and accrued expenses	(4,916)
Net assets acquired	$79,493

During 2019, the Company paid $0.8 million to the sellers in connection with an acquisition completed on December 31, 2018 relating to working capital and other purchase price adjustments. In addition, in connection with an acquisition completed in July 2018, the Company made an escrow payment of $1.0 million that would either be due to the sellers or paid back to the Company within one year subject to certain conditions after closing. Based on the outcome of such conditions, the Company received $0.5 million of the escrow funds during 2019.

Pro-Forma Information (unaudited)

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

(in thousands)	Year Ended December 31,
	2020	2019
Net revenue	$1,312,320	$1,168,045
Operating income	$108,543	$64,998

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Results of Businesses Acquired

The following table presents the amount of net revenue and operating income in the year of acquisition since the respective acquisition dates for the significant acquisitions described above that is included in the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019:

(in thousands)	Year Ended December 31,
	2020	2019
Net revenue	$427,352	$52,711
Operating income	$17,673	$7,856

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Patient medical equipment	$158,108	$112,071
Delivery vehicles	8,211	4,461
Other	26,098	15,474
	192,417	132,006
Less accumulated depreciation	(81,949)	(68,447)
	$110,468	$63,559

For the years ended December 31, 2020 and 2019, the Company recorded depreciation expense of $76.4 million and $62.6 million, respectively. During the years ended December 31, 2020 and 2019, the Company wrote off $62.6 million and $72.8 million of fully depreciated patient medical equipment, respectively.

(5)          Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 was as follows (in thousands):

Gross carrying
amount
Balance at December 31, 2018	$202,436
Goodwill from acquisitions	65,270
Receipt of prior escrow payment	(504)
Decrease	(411)
Balance at December 31, 2019	$266,791
Goodwill from acquisitions	732,019
Balance at December 31, 2020	$998,810

As a result of the Company’s assessment of qualitative factors, the Company did not record any goodwill impairment charges during the years ended December 31, 2020 and 2019.

As discussed in Note 3, Acquisitions, in connection with an acquisition in July 2018, the Company made an escrow payment of $1.0 million that would either be due to the sellers or paid back to the Company within one year subject to certain conditions after closing. Based on the outcome of such conditions, the Company received $0.5 million

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

of the escrow funds during 2019 which was recorded as a reduction of goodwill. The other decreases in the table above during 2019 primarily relates to working capital and other measurement period adjustments relating to businesses that were acquired by the Company during 2018.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. There were no identifiable intangible assets recorded at December 31, 2019. Identifiable intangible assets consisted of the following at December 31, 2020 (in thousands):

		Weighted-Average
		Remaining Life (Years)
Payor contracts, net of accumulated amortization of $3,616	$78,384	9.6
Tradenames, net of accumulated amortization of $1,793	32,007	8.8
Developed technology, net of accumulated amortization of $630	5,670	4.5
Identifiable intangible assets, net	$116,061

Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $6.0 million for the year ended December 31, 2020.

Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending December 31,
2021	$13,336
2022	13,336
2023	13,336
2024	13,336
2025	12,388
Thereafter	50,329
Total	$116,061

The Company recorded no impairment charges related to identifiable intangible assets during the year ended December 31, 2020.

(6)          Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the Company’s degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

value may fall into different levels of the fair value hierarchy. In such cases an asset or liability is classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition in the future may cause the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the years ended December 31, 2020 and 2019, the Company did not have any reclassifications in levels.

The following table presents the valuation of the Company’s financial assets and liabilities as of December 31, 2020 and 2019 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of December 31, 2020 and 2019. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Assets
Money market accounts	$5,602	$—	$—
Total assets measured at fair value	$5,602	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$23,941
Acquisition-related contingent consideration-long term	—	—	9,599
Interest rate swap agreements-short term	—	5,941	—
Interest rate swap agreements-long term	—	10,220	—
Contingent consideration common shares liability-short term	—	—	36,846
Contingent consideration common shares liability-long term	—	—	33,631
Total liabilities measured at fair value	$—	$16,161	$104,017

(in thousands)	Level 1	Level 2	Level 3
December 31, 2019
Assets
Money market accounts	$54,015	$—	$—
Total assets measured at fair value	$54,015	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$4,825
Acquisition-related contingent consideration-long term	—	—	9,900
Interest rate swap agreements-short term	—	2,157	—
Interest rate swap agreements-long term	—	6,182	—
Contingent consideration common shares liability-short term	—	—	3,158
Contingent consideration common shares liability-long term	—	—	6,158
Total liabilities measured at fair value	$—	$8,339	$24,041

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2020 and 2019 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

Acquisition-Related Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income in the Company’s consolidated statements of operations. At December 31, 2020, contingent consideration liabilities of $23.9 million and $9.6. million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2019, contingent consideration liabilities of $4.8 million and $9.9 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions is as follows (in thousands):

Year Ended December 31, 2020	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$14,725	$27,064	$(4,204)	$(4,176)	$131	$33,540

Year Ended December 31, 2019	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$15,250	$12,625	$(13,000)	$(150)	$—	$14,725

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Contingent Consideration Common Shares Liability

The Company estimates the fair value of the contingent consideration common shares liability using a monte-carlo simulation analysis. A monte-carlo simulation is a tool used to project asset prices based on a widely accepted drift calculation, the volatility of the asset, incremental time-steps and a random component known as a Weiner process that introduces the dynamic behavior in the asset price. In this framework, asset prices follow a log-normal distribution as they fluctuate through time, which the simulation process captures. A specific model can be developed around the projected stock price to capture the effects of any market performance conditions on value. Price path specific conditions can be captured in this type of open form model. The monte-carlo process expresses potential future scenarios that when simulated thousands of times can be viewed statistically to ascertain fair value. The contingent consideration common shares contain market conditions to determine whether the shares are earned based on the Company’s common stock price during specified measurement periods. Given the path dependent nature of the requirement in which the shares are earned, a monte-carlo simulation was used to estimate the fair value of the liability. The Company’s common stock price was simulated to each measurement period based on the above described methodology. In each iteration, the simulated stock price was compared to the conditions under which the shares are earned. In iterations where the stock price corresponded to shares being earned, the future value of the earned shares was discounted back to present value. The fair value of the liability was estimated based on the average of all iterations of the simulation. Refer to Note 11, Stockholders’ Equity, for additional discussion of the contingent consideration common shares.

The following table presents the Company’s hierarchy for non-financial assets measured at fair value on a non-recurring basis (in thousands):

	December 31,	December 31,
	2020	2019
Assets:
Goodwill (Level 3)	$998,810	$266,791
Identifiable intangible assets, net (Level 3)	116,061	—

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(7)          Derivative Instruments and Hedging Activities

FASB ASC Topic 815, Derivatives and Hedging (ASC 815), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the twelve months subsequent to December 31, 2020, the Company estimates that an additional $0.1 million will be reclassified as a reduction to interest expense.

As of December 31, 2020 and 2019, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional associated with the swap agreements was $250 million of December 31, 2020 and 2019, and have maturity dates at certain dates through March 2024. Prior to August 22, 2019, the interest rate swap agreements were not designated as cash flow hedging instruments for accounting purposes and accordingly changes in fair value of the interest rate swap agreements were recorded in earning. On August 22, 2019, the Company designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, subsequent to August 22, 2019, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The table below presents the fair value of the Company’s derivatives designated as hedging instruments as well as their classification in the consolidated balance sheets at December 31, 2020 and 2019 (in thousands):

		December 31, 2020	December 31, 2019

	Balance Sheet Location	Asset (Liability)
Interest rate swap agreements	Other current liabilities	$(5,941)	$(2,157)
Interest rate swap agreements	Other long-term liabilities	(10,220)	(6,182)
Total		$(16,161)	$(8,339)

During the year ended December 31, 2020, as a result of the effect of cash flow hedge accounting, the Company recognized a loss of $7.8 million in other comprehensive income (loss). In addition, during the year ended December 31, 2020, $2.8 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2019, as a result of the effect of cash flow hedge accounting, the Company recognized income of $3.5 million in other comprehensive income (loss). In addition, during the year ended December 31, 2019, $0.9 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2019, as a result of the effect of the Company’s derivative financial instruments that were not designated as hedging instruments, the Company recognized $12.4 million in interest expense, net in the accompanying consolidated statements of operations.

(8)          Deferred Financing Costs

The change in the carrying amount of deferred financing costs for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$7,853	$2,258
Capitalized fees	13,049	9,028
Amortization	(1,876)	(1,312)
Write-off due to debt refinancing	(5,316)	(2,121)
Balance at end of period	$13,710	$7,853

Amortization expense relating to deferred financing costs was $1.9 million and $1.3 million during the years ended December 31, 2020 and 2019, respectively, and is included in interest expense, net in the accompanying consolidated statements of operations. The write-off of deferred financing costs is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The December 31, 2020 balance of deferred financing costs of $13.7 million is estimated to be recorded to amortization expense as follows, which is affected for the January 2021 debt refinancing (see Note 21, Subsequent Events):

(in thousands)
2021	$4,243
2022	1,650
2023	1,650
2024	1,650
2025	1,650
Thereafter	2,867
$13,710

(9)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accounts payable	$191,038	$79,237
Employee related accruals	26,705	12,320
Accrued interest	11,062	4,022
Other	25,407	7,149
Total	$254,212	$102,728

(10)          Debt

The following is a summary of long-term debt as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Secured term loans	$248,438	$246,250
Revolving credit facility	55,000	12,000
Senior unsecured notes	350,000	—
Note payable	143,500	143,500
Other	333	1,725
Unamortized deferred financing fees	(12,557)	(6,642)
	784,714	396,833
Current portion	(8,146)	(1,721)
Long-term portion	$776,568	$395,112

Interest expense related to long-term debt agreements, including amortization of deferred financing costs and payments made under the Company’s interest rate swap agreements, for the years ended December 31, 2020 and 2019 was $42.0 million and $27.8 million, respectively.

In July 2020, the Company refinanced its then existing debt borrowings and entered into a new credit agreement with a new bank group (the 2020 Credit Agreement). The 2020 Credit Agreement consisted of a $250 million term loan (the 2020 Term Loan) and $200 million in commitments for revolving credit loans with a $15 million letter of

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

credit sublimit (the 2020 Revolver), both with maturities in July 2025. The amount borrowed under the 2020 Term Loan bore interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined in the 2020 Credit Agreement) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined in the 2020 Credit Agreement). The 2020 Revolver carried a commitment fee during the term of the 2020 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2020 Revolver based on the Consolidated Total Leverage Ratio. In connection with the 2020 Credit Agreement, the Company paid deferred financing costs of $2.7 million; such costs were being amortized over the term of the related debt, which is included in interest expense, net in the accompanying consolidated statements of operations. In January 2021, the Company refinanced its debt borrowings under the 2020 Credit Agreement. A portion of the net proceeds from such refinancing was used to repay existing amounts outstanding under the 2020 Credit Agreement. See Note 21, Subsequent Events, for additional disclosures regarding the January 2021 debt refinancing.

Under the 2020 Credit Agreement, the Company was subject to several restrictive covenants that, among other things, imposed operating and financial restrictions on the Company. Financial covenants included a Consolidated Total Leverage Ratio and a Consolidated Fixed Charge Coverage Ratio, as defined in the 2020 Credit Agreement. The 2020 Credit Agreement also contained certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, and non-compliance with healthcare laws.

In March 2019, the Company entered into several agreements, amendments and new credit facilities (herein after referred to as the March 2019 Recapitalization Transactions). The March 2019 Recapitalization Transactions included $425 million in new credit facilities, which consisted of a $300 million Initial Term Loan, $50 million Delayed Draw Term Loan, and $75 million Revolving Credit Facility, collectively referred to herein as the 2019 Credit Facility. Amounts borrowed under the 2019 Credit Facility bore interest quarterly at variable rates based upon the sum of (a) the LIBOR Rate for such interest period, plus (b) an applicable margin based upon the Company’s Consolidated Total Leverage Ratio (as defined in the 2019 Credit Facility). In November 2019, the Company repaid $50 million under the Initial Term Loan using the proceeds received from the transactions completed as part of the Business Combination. In July 2020, the Company amended the 2019 Credit Facility and borrowed $216.3 million; such proceeds were used to partially fund an acquisition. In connection with this amendment, the Company paid deferred financing costs of $1.9 million. The Company used a portion of the net proceeds from the borrowings under the 2020 Term Loan and the issuance of the 2020 Senior Unsecured Notes (see discussion below) to fully repay the outstanding principal balances under the 2019 Credit Facility totaling $523.9 million, and to pay the related accrued interest, fees and expenses. Further, in connection with executing the 2020 Credit Agreement, the Company wrote off unamortized deferred financing costs of $5.3 million related to the 2019 Credit Facility, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2020.

The proceeds from the March 2019 Recapitalization Transactions were used to (1) repay existing amounts outstanding under the Company’s then existing credit facility of $151.9 million, (2) pay transaction costs, fees and expenses related to the consummation of the transactions contemplated under the agreement (see Note and Unit Purchase Agreement discussed below), (3) pay a $250 million distribution to AdaptHealth Holdings’ members, and (4) redeem certain members’ interests, including the cumulative preferred dividends, for $3.7 million. In addition, the Company paid deferred financing costs of $9.0 million. Further, the Company wrote off unamortized deferred financing costs of $2.1 million, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2019.

Secured Term Loans

The borrowing under the 2020 Term Loan required quarterly principal repayments of $1.6 million beginning September 30, 2020 through June 30, 2022, increasing to $3.1 million beginning September 30, 2022 through June 30,

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

2025, and the unpaid principal balance was due at maturity in July 2025. At December 31, 2020, there was $248.4 million outstanding under the 2020 Term Loan. The interest rate under the 2020 Term Loan was 3.44% at December 31, 2020. In January 2021, the Company refinanced its debt borrowings under the 2020 Credit Agreement. A portion of the net proceeds from such refinancing was used to repay existing amounts outstanding under the 2020 Term Loan of $246.9 million plus accrued interest. See Note 21, Subsequent Events, for additional disclosures regarding the January 2021 debt refinancing.

Revolving Credit Facility

During 2020, the Company borrowed $55.0 million under the 2020 Revolver which was outstanding at December 31, 2020. Borrowings under the 2020 Revolver could be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2020 Credit Agreement. The interest rate under the 2020 Revolver was 3.44% at December 31, 2020. After consideration of stand-by letters of credit outstanding of $4.3 million, the remaining maximum borrowings available pursuant to the 2020 Revolver were $140.7 million at December 31, 2020. In January 2021, the Company refinanced its debt borrowings under the 2020 Credit Agreement. A portion of the net proceeds from such refinancing was used to repay existing amounts outstanding under the 2020 Revolver of $55.0 million plus accrued interest. See Note 21, Subsequent Events, for additional disclosures regarding the January 2021 debt refinancing.

Senior Unsecured Notes

In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes due 2028 (the 6.125% Senior Notes). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021. The 6.125% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 6.125% Senior Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the 6.125% Senior Notes , plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 6.125% Senior Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the 6.125% Senior Notes , together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. In connection with the 6.125% Senior Notes, the Company paid deferred financing costs of $8.4 million; such costs are being amortized over the term of the related debt and is included in interest expense, net in the accompanying consolidated statements of operations.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

In connection with the Business Combination, the investor generated taxable income and a current federal and state income tax liability of $5.9 million on the exchange of its members’ interests. Under the terms of the Merger Agreement, all investors indemnified the Company for all taxes attributable to periods prior to or on the closing date of the Business Combination. Accordingly, the Company recorded an indemnification asset of such amount, included in Prepaid and other current assets, and a corresponding current liability included in Other liabilities, in the accompanying consolidated balance sheets as of and December 31, 2019. This amount is no longer outstanding as of December 31, 2020.

In May 2020, the Company and the investor entered into a Put/Call Option and Consent Agreement (the Put/Call Agreement), pursuant to which certain put and call rights were granted to the parties with respect to shares of Class A Common Stock, shares of Class B Common Stock, and common units of AdaptHealth Holdings (each such common unit, together with one share of Class B Common Stock, a Consideration Unit) held by the investor. Pursuant to the Put/Call Agreement, during the period from the closing of the Company’s acquisition of Solara to October 31, 2020, which was subsequently extended to December 31, 2020 pursuant to an amendment to the Put/Call Agreement executed by the parties in October 2020 (the Option Period), the investor could require the Company to purchase up to 1,898,967 shares of Class A Common Stock and/or Consideration Units held by the investor (such shares of Class A Common Stock and Consideration Units, collectively, Interests) at a price per share of Class A Common Stock or per Consideration Unit equal to the greater of (x) $14.50 and (y) 85% of the 30-day volume-weighted average price per share of the Company’s Class A Common Stock on the date the exercise notice is delivered. During the Option Period, the Company could also require the investor to sell up to 1,898,967 of the Interests held by the investor to the Company at a price per share of Class A Common Stock or per Consideration Unit of $15.76. In addition, under the Put/Call Agreement, the investor waived certain consent rights under the New Promissory Note, and the Company irrevocably agreed to pay all PIK interest payable under the New Promissory Note following the closing of the acquisition of Solara in cash rather than through an increase in the principal amount of the notes. In connection with the Put/Call Agreement, during the year ended December 31, 2020, the Company recorded a decrease to additional paid-in capital and accumulated deficit of $2.7 million, representing the estimated net fair value of the related call and put option. In December 2020, the Company exercised its call option and purchased 1,898,967 shares of Class A Common Stock from

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

the investor for $29.9 million, which was recorded as a decrease to additional paid-in capital during the year ended December 31, 2020.

The future maturity of total debt, excluding unamortized deferred financing fees, at December 31, 2020 is as follows, which reflects the provisions of the January 2021 completed debt refinancing (in thousands). See Note 21, Subsequent Events, for additional disclosures regarding the January 2021 debt refinancing.

Twelve months ended December 31,
2021	$303,771
2022	—
2023	—
2024	—
2025	—
Thereafter	493,500
Total debt maturity	$797,271

(11)        Stockholders' Equity

The completion of the Business Combination (the Closing) occurred on November 8, 2019, refer to Note 1, Nature of Business, for additional details regarding the Business Combination.

Upon the Closing of the Business Combination, the former owners of AdaptHealth Holdings held approximately 49% of the economic interest in AdaptHealth Corp. and the former stockholders of DFB held the remaining approximate 51% of the economic interests in AdaptHealth Corp., both in the form of shares of the Company’s Class A Common Stock. In addition, AdaptHealth Corp. owned approximately 56% of the combined company with the remaining 44% owned by the former owners of AdaptHealth Holdings in the form of common units representing limited liability company interests in AdaptHealth Holdings from and after the Closing (New AdaptHealth Units).

Following the Closing of the Business Combination, the combined results of DFB and AdaptHealth Holdings are consolidated, and the holders of Class A Common Stock owned an approximate 56% direct controlling interest and the holders of New AdaptHealth Units owned an approximate 44% direct noncontrolling economic interest shown as noncontrolling interest in the consolidated financial statements of the combined entity. The direct noncontrolling economic interest in AdaptHealth Holdings held by the owners of AdaptHealth Holdings is in the form of New AdaptHealth Units (and a corresponding number of non-economic shares of Class B Common Stock) and are exchangeable on a one-to-one basis for shares of Class A Common Stock. Following the Closing, 17,209,739 New AdaptHealth Units and a corresponding number of shares of Class B Common Stock were exchanged for shares of Class A Common Stock, of which 16,659,739 and 550,000 of the exchanges occurred during the years ended December 31, 2020 and 2019, respectively. In addition, during the year ended December 31, 2020, certain members of the Company’s management exchanged 1,507,808 New AdaptHealth Units and a corresponding number of shares of Class B Common Stock for cash of $44.3 million in order to provide for the payment of capital gains tax obligations resulting from such exchange. The cumulative amount of exchanges of New AdaptHealth Units and the corresponding number of shares of Class B Common Stock through December 31, 2020 have resulted in the holders of New AdaptHealth Units owning approximately 12% direct noncontrolling economic interest in AdaptHealth Holdings as of such date. The approximately 12% direct noncontrolling economic interest will continue to decrease as New AdaptHealth Units are exchanged for shares of Class A Common Stock. See Note 21, Subsequent Events, for additional disclosures regarding additional exchanges of New AdaptHealth Units and shares of Class B Common Stock which occurred subsequent to December 31, 2020.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The following table sets forth the net assets of DFB at the Closing (in thousands):

Cash and cash equivalents	$43,912
Current assets	71
Current liabilities	(11,215)
Net assets of DFB	$32,768

The following table sets forth the sources and uses of cash in connection with the Business Combination (in thousands):

Sources
DFB's cash and cash equivalents on hand	$43,912
Private placement (1)	125,000
Total Sources	$168,912

Uses
Cash to balance sheet (2)	$52,845
Legacy AdaptHealth Holdings LLC redemptions (3)	20,000
Debt repayment (4)	81,500
Transaction expenses (5)	14,567
Total Uses	$168,912

(1)	Represents the issuance and sale, in a private placement consummated concurrently with the Closing, of 12,500,000 shares of Class A Common Stock.
(2)	Represents remaining cash used to fund operations and working capital needs of the Company after the Closing of the Business Combination.
(3)	Represents cash that was used to fund redemptions made by legacy AdaptHealth Holdings investors.
(4)	Represents the amount of debt that the combined company paid down upon closing of the Business Combination.
(5)	Represents the amount of transaction expenses paid in connection with the Closing of the Business Combination, including costs incurred by the Company and accrued costs incurred by DFB prior to the Closing of the Business Combination, that were paid upon closing.

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

In July 2020, the Company received gross proceeds of $190.0 million in connection with the sale of 10,930,471 shares of Class A Common Stock and 39,706 shares of Series A Preferred Stock pursuant to a private placement

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

transaction. In addition, in July 2020, the Company received gross proceeds of $35.0 million in connection with the sale of 35,000 shares of Series B-2 Preferred Stock pursuant to a private placement transaction. The proceeds from these transactions were used to partially fund an acquisition. In connection with these transactions, the Company paid offering costs of $1.6 million. In September 2020, the 39,706 shares of Series A Preferred Stock were converted into 2,887,709 shares of Class A Common Stock. In addition, in September 2020, the 35,000 shares of Series B-2 Preferred Stock were converted into 25,454.55 shares of Series B-1 Preferred Stock (see below for a discussion of the Company’s outstanding Series B-1 Preferred Stock).

In July 2020, the Company issued 9,200,000 shares of Class A Common Stock at a price of $15.50 per share pursuant to an underwritten public offering and received gross proceeds of $142.6 million. In connection with this transaction, the Company paid offering costs, inclusive of the underwriting discount, of $10.1 million.

Preferred Stock

In June 2020, the Company entered into an exchange agreement (the Exchange Agreement) with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105.47 shares of Series B-1 Preferred Stock, par value $0.0001 per share. The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Class A Common Stock in all cash dividends paid on the Class A Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Class A Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that following such conversion, the number of shares of Class A Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Class A Common Stock of the Company. In December 2020, 20,000 shares of Series B-1 Preferred Stock were converted into 2,000,000 shares of Class A Common Stock.

March 2019 Recapitalization Transactions

As discussed in Note 10, Debt. in March 2019, the Company entered into several agreements, amendments and new financing facilities as part of the March 2019 Recapitalization Transactions. In addition to the debt proceeds received as part of these transactions, the Company also received proceeds of $20.0 million for the purchase of members’ interests pursuant to the Note and Unit Purchase Agreement.

Warrants

At the Closing of the Business Combination, the Company had 12,666,666 warrants outstanding. Each warrant is exercisable into one share of Class A Common Stock at a price of $11.50 per share. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of common stock at a price below its exercise price. During the year ended December 31, 2020, 6,254,803 warrants were exercised in cashless transactions resulting in the issuance of 1,973,707 shares of Class A Common Stock, which included the redemption of Public Warrants (see below). In addition, during the year ended December 31, 2020, 2,131,315 warrants were exercised for cash proceeds of $24.5 million, resulting in the issuance of 2,131,315 shares of Class A Common Stock. As of December 31, 2020, the Company had 4,280,548 warrants outstanding, which have an expiration date of November 20, 2024.

Redemption of Public Warrants

On August 4, 2020, the Company announced its intention to redeem all of its outstanding public warrants (the Public Warrants) to purchase shares of the Company’s Class A Common Stock, that were issued under the Warrant Agreement, dated February 15, 2018 (the Warrant Agreement), by and between the Company and Continental Stock

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The number of shares of Class A Common Stock that each exercising warrant holder received by virtue of the cashless exercise (instead of paying the $11.50 per Public Warrant cash exercise price) was calculated in accordance with the terms of the Warrant Agreement and was equal to the quotient obtained by dividing (x) the product of the number of shares underlying the Public Warrants held by such warrant holder, multiplied by the difference between $18.7175, the average last sale price of the Company’s Class A Common Stock for the ten trading days ending on July 29, 2020, the third trading day prior to the date of the redemption notice (the Fair Market Value) and $11.50, by (y) the Fair Market Value. If any holder of Public Warrants would, after taking into account all of such holder’s Public Warrants exercised at one time, be entitled to receive a fractional interest in a share of common stock, the number of shares the holder was entitled to receive was rounded down to the nearest whole number of shares. During the year ended December 31, 2020, 2,285,410 Public Warrants were redeemed resulting in the issuance of 881,239 shares of Class A Common Stock. As a result of these transactions, there are no Public Warrants outstanding.

Contingent Consideration Common Shares

Pursuant to the Merger Agreement, the former owners of AdaptHealth Holdings who received Class A Common Stock and Class B Common Stock in connection with the Business Combination are entitled to receive earn-out consideration to be paid in the form of Class A Common Stock, if the average price of the Company’s Class A Common Stock for the month of December prior to each measurement date equals or exceeds certain hurdles set forth in the Merger Agreement (Contingent Consideration Common Shares). The former owners of AdaptHealth Holdings are entitled to receive up to an additional 1,000,000 shares of Class A Common Stock on each of December 31, 2020, 2021 and 2022 (each a measurement date) and such average stock price hurdles are $15, $18 and $22 at each measurement date, respectively. The Contingent Consideration Common Shares would be issued immediately in the event of a change of control as defined in the Merger Agreement. The estimated fair value of the Contingent Consideration Common Shares is recorded as a liability in the Company’s consolidated balance sheet, with such fair value reclassed to stockholders’ equity upon the issuance of any shares that are earned. Prior to issuance, the change in the estimated fair value of such shares each period is recognized as a non-cash charge in the Company’s consolidated statements of operations. The average stock price of the Company’s Class A Common Stock was greater than $15 per share for the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

applicable measurement period as of the December 31, 2020 measurement date, which triggered the issuance of 1,000,000 Contingent Consideration Common Shares at such date.

A reconciliation of the changes in the contingent consideration common share liability related to the Contingent Consideration Common Shares during the year ended December 31, 2020 was as follows (in thousands):

Estimated fair value of contingent consideration common shares liability at December 31, 2019	$9,316
Change in estimated fair value of the contingent consideration common shares liability	98,717
Reclassification of contingent consideration common shares liability to equity	(37,556)
Estimated fair value of contingent consideration common shares liability at December 31, 2020	$70,477

The total estimated fair value of the contingent consideration common shares liability at December 31, 2020 is classified as a current liability ($36.9 million) and long-term liability ($33.6 million) in the Company’s consolidated balance sheet as of such date based on the estimated issuance dates of such shares.

The increase in the estimated fair value of the contingent consideration common shares liability of $98.7 million during the year ended December 31, 2020 was recorded as a non-cash charge in the Company’s consolidated statements of operations during such period. As discussed above, during the year ended December 31, 2020, 1,000,000 shares of Class A Common Stock were issued in connection with a portion of the Contingent Consideration Common Shares which were earned. As a result, the estimated fair value related to such shares of $37.6 million at December 31, 2020 was reclassified to stockholders’ equity, resulting in the shares being reflected as issued and outstanding Class A Common Stock at a par value of $0.0001 per share, and the incremental fair value amount was recorded as an increase to additional paid-in capital.

Refer to Note 20, Quarterly Financial Information (Unaudited), for additional discussion of the correction of certain of the Company’s previously issued unaudited quarterly condensed consolidated financial information related to the accounting for the Contingent Consideration Common Shares.

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

The following awards were granted in connection with the 2019 Plan during the years ended December 31, 2020 and 2019.

Stock Options

In November 2019, the Company granted 3,416,666 options to purchase shares of Class A Common Stock of the Company to certain senior management employees that have an exercise price of $11.50 per share and a contractual exercise period of ten years from the date of grant. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $7.2 million. In April 2020, the Company granted 47,335 options to purchase shares of Class A Common Stock of the Company to an employee that have an exercise price of $16.25 per share. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $0.3 million. The vesting conditions relating to the total 3,464,001 options included a defined performance condition with a measurement period during the year ended December 31, 2020, and also a service condition. The performance condition was satisfied, resulting in 1,154,667

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

options vesting on December 31, 2020. The remaining unvested options are eligible to vest based on the satisfaction of a service condition, with 1,154,667 eligible to vest on each of December 31, 2021 and 2022, subject to the employees’ continuous employment through the applicable vesting date. The Company has no other options outstanding as of December 31, 2020.

The assumptions used to determine the grant-date fair value of the stock options granted during the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020		2019
Expected volatility	40.7%		35.9%
Risk-free interest rate	0.4%		1.7%
Expected term	6.0	years	6.0	years
Dividend yield	N/A		N/A

Restricted Stock

During the year ended December 31, 2020, the Company granted the following shares of restricted stock:

●	969,583 shares to various employees and non-employee directors, which primarily vest ratably over the three and four-year periods following the grant dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $18.3 million.
●	850,219 shares to various employees which vest based on certain performance conditions, subject to the employees’ continuous employment through the applicable vesting dates. The grant-date fair value of these awards was $16.3 million.
●	300,000 shares to an employee in conjunction with an acquisition. Of the total shares granted, 250,000 were eligible to vest based on certain performance conditions, subject to the employee's continuous employment through the applicable vesting date. The remaining 50,000 shares were scheduled to vest 25% annually on December 31, 2020 through 2023, subject to the employee's continuous employment through the applicable vesting date. The grant-date fair value of the award was $4.9 million. During 2020, the employee terminated from the Company, and at the termination date 125,000 shares vested pursuant to the terms of the original grant agreement and the Company accelerated the vesting of an additional 50,000 shares, and the remaining 125,000 shares were forfeited. The Company recorded equity-compensation expense of $3.9 million during the year ended December 31, 2020 in connection with the vested shares, including the shares in which vesting was accelerated.

During the year ended December 31, 2019, the Company granted the following shares of restricted stock:

●	410,000 shares to certain executive officers, with one-third of the shares eligible to vest on each of December 31, 2020, 2021 and 2022 based on a certain market condition, subject to the employee’s continuous employment with the Company through such vesting date. The grant-date fair value of the awards, using a Monte Carlo simulation analysis, was $1.2 million. Based on the outcome of the market condition as of the December 31, 2020 measurement date, 136,667 shares vested on such date.
●	491,250 shares to various employees and non-employee directors, which primarily vest ratably over the four-year period following the grant date, subject to the employee’s continuous employment through the applicable vesting date. The grant-date fair value of these awards was $4.0 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Activity related to the Company’s non-vested restricted stock grants for the years ended December 31, 2020 and 2019 is presented below (in thousands, except per share data):

	Number of Shares of	Weighted-Average Grant Date
	Restricted Stock	Fair Value per Share
Non-vested balance at December 31, 2018	—	—
Granted	901	$5.83
Non-vested balance at December 31, 2019	901	$5.83
Granted	2,120	$18.60
Vested	(541)	$10.78
Forfeited	(232)	$15.97
Non-vested balance at December 31, 2020	2,248	$15.60

Incentive Units

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) and in April 2018 (the 2018 Incentive Units) to certain members of management. The Incentive Units were intended to constitute profits interests and were granted for purposes of enabling such individuals to participate in the long-term growth and financial success of the Company and were issued in exchange for services to be performed. With respect to the 2019 Incentive Units, 50% of the awards were scheduled to vest in equal annual installments on each of the first four anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The first 25% of this portion of the 2019 Incentive Units vested in May 2020, and in January 2021, the vesting of the remaining unvested units associated with this portion of the 2019 Incentive Units was accelerated. The remaining 50% had vesting terms based upon a performance condition. In connection with the Business Combination, the vesting condition for this portion of the 2019 Incentive Units was changed to vest quarterly during the one-year period subsequent to the Closing of the Business Combination, and as such all of units associated with this portion of the 2019 Incentive Units vested as of December 31, 2020. The grant date fair value of the 2019 Incentive Units and the 2018 Incentive Units, as calculated under an Option Pricing Method, was $4.5 million and $5.3 million, respectively. In conjunction with the March 2019 Recapitalization Transactions, the vesting of certain of the 2018 Incentive Units was accelerated and all holders of the 2018 Incentive Units received an advance for future distribution, which was treated as a modification of the awards for accounting purposes. In conjunction with the Business Combination, the vesting of the remaining unvested 2018 Incentive Units was accelerated. The 2019 Incentive Units and the 2018 Incentive Units were converted into members’ interests prior to the Closing of the Business Combination.

The assumptions used to determine the grant-date fair value of the 2019 Incentive Units was as follows:

Expected volatility (1)	40.0%
Risk-free interest rate (2)	2.0%
Expected term (3)	1.5	years
Discount for lack of marketability (4)	25.0%
(1)The expected volatility is derived from the asset volatilities of comparable public companies.
(2)The risk-free interest rate is obtained from Standard and Poor’s Capital IQ, and represents the yield on a treasury note as of the valuation date with the maturity matching the expected term.
(3)The expected term is based on management’s estimate.
(4)The discount for lack of marketability is based on put option analyses using similar timing inputs.

In connection with the Business Combination, certain members of management were awarded shares of the Company’s Class A Common Stock for services performed. The fair value of these immediately vested shares was $3.2

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

million and was recognized as equity-based compensation expense on the grant date during the year ended December 31, 2019.

During the years ended December 31, 2020 and 2019, the Company granted 57,069 and 36,480 fully vested shares of Class A Common Stock to various employees of the Company. These shares had a grant-date fair value of $1.1 million and $0.3 million, respectively, which was recognized as equity-based compensation expense during the years ended December 31, 2020 and 2019, respectively.

The Company recorded equity-based compensation expense of $18.7 million during the year ended December 31, 2020, of which $10.8 million and $7.9 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized a $2.1 million reduction to income tax expense for the year ended December 31, 2020 as a result of excess tax benefits associated with equity-based compensation; there were no such amounts recognized during the year ended December 31, 2019. The Company recorded equity-based compensation expense of $11.1 million during the year ended December 31, 2019, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The expense during the year ended December 31, 2019 included $2.7 million in connection with the acceleration of vesting of the 2018 Incentive Units and $2.2 million for the modification of the awards relating to the cash distributions discussed above. At December 31, 2020, there was $29.1 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average term of 2.8 years. At December 31, 2020, approximately 1.7 million shares of the Company’s Class A Common Stock are available for issuance under the 2019 Plan.

(12)        Earnings (Loss) Per Share

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

The Company’s potentially dilutive securities include potential common shares related to outstanding warrants, contingent consideration shares, unvested restricted stock, outstanding stock options and outstanding preferred stock. Refer to Note 11, Stockholders’ Equity, for additional discussion of these potential dilutive securities.

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

Computations of basic and diluted EPS were as follows based on the weighted average number of common shares outstanding for the period subsequent to the transactions that occurred in connection with the Business Combination (in thousands, except per share data):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019
Numerator
Net loss attributable to AdaptHealth Corp.	$(64,481)	$(17,062)
Less: Earnings allocated to participating securities (1)	—	—
Basic and diluted earnings - Net loss attributable to AdaptHealth Corp. after allocation to participating securities	$(64,481)	$(17,062)

Denominator (1), (2)
Basic and diluted weighted-average common shares outstanding	52,488	22,557

Basic and diluted loss per share	$(1.23)	$(0.76)

(1)	The Company's preferred stock are considered participating securities. Calculation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were participating securities outstanding for the year ended December 31, 2020. There were no participating securities outstanding for the year ended December 31, 2019. There was no amount allocated to the participating securities during the year ended December 31, 2020 due to the net loss recorded in that period.
(2)	The number of shares in the diluted loss per share calculation for the years ended December 31, 2020 and 2019 are the same as the number of shares used in the basic loss per share calculation and therefore exclude the effect of potential dilutive securities as their inclusion would have been anti-dilutive due to the net loss recorded in those periods.

.

(13)        Capital Lease Obligations

The Company has acquired patient medical equipment and supplies, and office equipment through multiple capital leases. The capital lease obligations represent the present value of minimum lease payments under the respective agreement, payable monthly at various interest rates. Interest expense related to capital leases was $0.1 million and $0.2 million for the years ended December 31, 2020 and 20219, respectively. As of December 31, 2020, future annual minimum payments required under lease obligations are as follows (in thousands):

Twelve months ending December 31,
2021	$22,390
2022	797
2023	144
Total	23,331
Less amount representing interest	(182)
23,149
Current portion	(22,282)
Long-term portion	$867

At December 31, 2020 and 2019, equipment under capital leases consisted of patient equipment with a cost basis of approximately $43.3 million and $39.1 million, respectively, and accumulated depreciation of approximately $13.0 million and $11.7 million, respectively. Depreciation expense for equipment purchased under capital leases is primarily included in cost of net revenue in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(14)        Lease Commitments

The Company leases its office facilities and office equipment under noncancelable lease agreements which expire at various dates through March 2033. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain patient medical equipment with such leases set to expire at various dates through May 2022. The Company also leases certain office facilities on a month to month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent. Accordingly, the Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and the amount payable under the lease as deferred rent. The deferred rent recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets at December 31, 2020 and 2019 was $1.4 million and $1.1 million, respectively. The Company recorded rent expense of $16.8 million and $10.3 million for the years ended December 31, 2020 and 2019, respectively. These amounts are primarily included in cost of net revenue in the accompanying consolidated statements of operations.

The minimum annual lease commitments under noncancelable leases with initial or remaining terms in excess of one year as of December 31, 2020 are as follows (in thousands):

Twelve months ending December 31,
2021	$18,403
2022	14,893
2023	11,788
2024	9,055
2025	5,960
Thereafter	15,646
Total minimum payments required (a)	$75,745

(a)	Minimum payments have not been reduced by minimum sublease rentals of $1.9 million due in the future under noncancelable subleases.

.

(15)        Retirement Plans

At December 31, 2020 and 2019, the Company has a single consolidated retirement plan (the AdaptHealth Plan) which includes its subsidiaries’ 401(k) plans with one exception: the Royal Homestar 401(k) plan is administered by a noncontrolling interest. The AdaptHealth Plan allows employees to contribute up to the annual limitation imposed by the Internal Revenue Code. Beginning on January 1, 2020, the Company makes matching contributions to the AdaptHealth Plan. The Company, at its discretion, may make matching contributions to the Royal Homestar 401(k) plan. During the year ended December 31, 2020, the Company recorded matching contribution expense of $1.5 million related to the AdaptHealth Plan. The Company recorded an immaterial amount of matching contribution expense for the Royal Homestar 401(k) plan during the years ended December 31, 2020 and 2019.

(16)       Self-Insured Plans

The Company was self-insured for its employees’ medical, auto and workers’ compensation claims during 2020 and 2019. The Company purchased medical stop loss insurance that covers the excess of each specific loss over $175,000 in 2020 and 2019, and aggregate losses that exceed the greater of the calculated aggregate stop loss threshold or the minimum aggregate stop loss threshold. In 2020 and 2019, the Company purchased workers’ compensation stop loss insurance which has occurrence-based limits that vary by state based on statutory rules. The Company is subject to an aggregate annual limit. Self-insurance reserves include estimates of both known claims filed and estimates of claims incurred but not reported (IBNR). The Company uses historical paid claims information to estimate its claims liability.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The liability for IBNR was $3.5 million and $1.2 million as of December 31, 2020 and 2019, respectively. This liability is included within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

In connection with the Company’s acquisition of PPS HME Holdings LLC (PPS), in May 2018, the Company assumed a Corporate Integrity Agreement (CIA) at one of PPS’ subsidiaries, Braden Partners L.P. d/b/a Pacific Pulmonary Services (BP). The CIA was entered into with the Office of Inspector General of the U.S. Department of Health and Human Services (OIG). The CIA has a five-year term which expires in April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG confirmed that the requirements of the CIA imposed upon BP would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition. On January 17, 2021, the OIG notified PPS that its report for the period ended March 31, 2020 had been accepted and PPS had satisfied its obligations under the CIA as of such date.

(18)        Related Party Transactions

The Company has an outstanding note payable with a principal balance of $143.5 million with an investor who also has equity ownership in the Company (see Note 10, Debt).

The Company and two of its executive officers and shareholders own an equity interest in a vendor of the Company that provides automated order intake software. Each individual’s equity ownership is less than 1%. The expense related to this vendor was $2.6 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership.

On December 31, 2014, an executive of AdaptHealth Holdings borrowed approximately $1.0 million to acquire membership interests in AdaptHealth Holdings, which was recorded as a reduction to members’ equity at that time. The principal was due in full at maturity on December 31, 2021. Monthly payments were due of interest only at a rate of 1.9% per annum starting in February 2015. As part of the transactions completed in connection with the Business Combination, the loan was forgiven, resulting in an expense of approximately $1.0 million, which is included in general and administrative expenses in the accompanying statements of operations during the year ended December 31, 2019.

(19)          Income Taxes

On January 2, 2021, the Company completed a corporate restructuring to simplify its tax structure (the Tax Restructuring). In connection with the Tax Restructuring, on January, 1, 2021, all remaining outstanding shares of Class B Common Stock, together with a corresponding number of New AdaptHealth Units, were exchanged for shares of Class A Common Stock. After these exchanges, AdaptHealth Holdings filed an entity classification election with the Internal Revenue Service, electing to be treated as a taxable corporation for U.S. federal income tax purposes effective January 2, 2021. See Note 21, Subsequent Events, for additional disclosures regarding the Tax Restructuring.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

As a result of the Business Combination and prior to the Tax Restructuring, the Company was subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of AdaptHealth Holdings. AdaptHealth Holdings was treated as a partnership for U.S. income tax purposes and generally did not pay income taxes in most jurisdictions. Instead, AdaptHealth Holdings’ taxable income or loss was passed through to its members, including the Company. Additionally, the Company was subject to U.S. federal, state, and local income taxes on the taxable income or loss of the underlying C-corporations in the AdaptHealth group where taxes are paid at the entity level. As a result of the Tax Restructuring, the Company is subject to U.S. federal, state, and local income taxes on materially all of its earnings.

The current and deferred income tax expense (benefit) for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Current:
Federal	$5,608	$(961)
State	3,538	1,222
	9,146	261
Deferred:
Federal	(16,587)	371
State	(4,514)	107
	(21,101)	478
Total income tax (benefit) expense	$(11,955)	$739

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
Federal tax at statutory rate	21.0%	21.0%
Non‑taxable income	(0.1)%	(36.9)%
State income taxes, net of federal benefit	4.0%	(7.4)%
Change in valuation allowance	(1.2)%	5.1%
Change in fair value of contingent consideration	(12.9)%	(1.6)%
Deferred adjustments	5.0%	14.4%
Other	1.0%	0.2%
Effective income tax rate	16.8%	(5.2)%

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Deferred income tax assets and liabilities are comprised of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Accounts receivable	$4,276	$3,189
Goodwill and intangible assets	3,920	4,805
Investment in partnership	178,978	41,745
Inventory	24	61
Accruals	693	250
Net operating losses and credits	12,454	3,495
Charitable contribution	—	17
Start-up / organizational costs	475	509
AMT credit	—	208
Contract liabilities	255	—
Equity-based compensation	558	—
Excess business interest expense	563	—
Contingent consideration	9,978	417
Capital losses	813	—
Total deferred income tax assets	$212,987	$54,696
Valuation allowance	(1,536)	(22,503)
Net deferred income tax assets	$211,451	$32,193
Deferred income tax liabilities:
Equipment and other fixed assets	(3,052)	(4,271)
Total deferred income tax liabilities	(3,052)	(4,271)
Noncurrent net deferred income tax assets	$208,399	$27,922

Deferred income taxes are determined based on the temporary differences between the financial statement book basis and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred income tax assets according to the provisions of FASB ASC 740, Income Taxes. In making this determination, management assesses all available evidence, both positive and negative, available at the time balance sheet date. This includes, but is not limited to, recent earnings, internally prepared income projections, and historical financial performance. A history of cumulative losses is a significant piece of negative evidence used in the assessment. As of December 31, 2020, and 2019, the Company had a valuation allowance recorded against net deferred tax assets of $1.5 million, and $22.5 million, respectively.

As of December 31, 2020, and 2019, the Company had federal net operating losses (NOLs) carryforwards of $49.6 million and $10.3 million, respectively. As of December 31, 2020, and 2019, the Company had state NOLs of $29.4 million. and $21.9 million respectively. Federal NOLs generated after December 31, 2017 do not expire and the state rules vary by state. Of the Company’s total federal NOLs, $3.9 million were acquired as part of the acquisition of Pinnacle and begin expiring in 2031. Due to NOL limitation rules, the Company believes that approximately $3.4 million of these NOLs will expire before utilization and has recorded a valuation allowance accordingly. The remaining federal NOLs of $45.7 million were generated after December 31, 2017 and are not subject to expiration. As of December 31, 2020, the Company had capital loss carryforwards of $3.1 million that are subject to expiration in 2026.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The Company does not anticipate utilizing these carryforwards prior to expiration and has recorded a valuation allowance accordingly.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2020 is as follows (in thousands). There was no activity related to unrecognized tax benefits during the year ended December 31, 2019.

Balance, December 31, 2019	$—
Additions for tax positions taken in 2020	—
Additions for tax positions in prior periods	—
Additions for tax positions acquired	1,947
Reductions for tax positions in prior periods	—
Reductions due to settlements	—
Reductions due to lapse of statute of limitations	—
Balance, December 31, 2020	$1,947

The unrecognized tax benefit of $1.9 million at December 31, 2020 relates to a tax position taken in a pre-closing tax period of a company acquired in 2020, for which the Company received a tax indemnification against any losses. As such, the Company recognized a corresponding asset on its balance sheet and no amount of the Company’s uncertain tax positions, if recognized, would impact the effective tax rate of the Company. As of December 31, 2020, the Company’s accrued liability for interest and penalties is $0.9 million; there was no such accrual at December 31, 2019.

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2016, based on the U.S. statute of limitations. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns.

Tax Receivable Agreement

Prior to the Tax Restructuring, the owners of AdaptHealth Holdings had the right to exchange their New AdaptHealth Units for shares of Class A Common Stock of the Company. As a result of such exchanges, the Company’s membership interest in AdaptHealth Holdings increased and its purchase price was reflected in its share of the tax basis of AdaptHealth Holdings’ tangible and intangible assets. Any resulting increases in tax basis were likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future. Any such increase also decreased gain (or increased loss) on future dispositions of the affected assets. At the closing of the Business Combination, there were exchanges of 3,480,466 New AdaptHealth Units resulting in approximately $33.6 million of amortizable IRC Section 754 tax basis step-up in the tax-deductible goodwill of AdaptHealth Holdings. Subsequent to the Business Combination and through December 31, 2020, there were an additional 18,717,547 exchanges of New AdaptHealth Units that increased the amortizable IRC Section 754 tax basis step-up of tax-deductible goodwill by approximately $491.7 million, of which $485.7 million and $6.0 million was recorded during the years ended December 31, 2020 and 2019, respectively. Of these exchanges, 18,167,547 and 550,000 occurred during the years ended December 31, 2020 and 2019, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

At the closing of the Business Combination, the Company and AdaptHealth Holdings entered into a Tax Receivable Agreement (TRA) with certain sellers and AdaptHealth Holdings members. The TRA will generally provide for the payment by the Company to the corresponding sellers and AdaptHealth Holdings members of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of: (i) certain tax attributes of the corresponding sellers existing prior to the Business Combination; (ii) certain increases in tax basis resulting from exchanges of New AdaptHealth Units and shares of Class B Common Stock; (iii) imputed interest deemed to be paid by the Company as a result of payments it makes under the TRA; and (iv) certain increases in tax basis resulting from payments the Company makes under the TRA. Under the TRA, the benefits deemed realized by the Company as a result of the increase in tax basis attributable to the AdaptHealth Holdings members generally will be computed by comparing the actual income tax liability of the Company to the amount of such taxes that the Company would have been required to pay had there been no so increase in tax basis.

Estimating the amount of payments that may be made under the TRA depends on a variety of factors. The actual increase in tax basis and deductions, as well as the amount and timing of any payments under the TRA, will vary depending upon several factors, including:

●	The timing of such exchanges – for instance, the increase in any tax deductions will vary depending on the fair value of the depreciable or amortizable assets of AdaptHealth Holdings at the time of each exchange, which fair value may fluctuate over time;
●	The price of the Company’s Class A Common Stock at the time of the exchange – the increase in any tax deductions, and the tax basis increase in other assets of AdaptHealth Holdings is directly proportional to the price of the Company’s Class A Common Stock at the time of the exchange;
●	The amount and timing of the Company’s income – the Company is required to pay 85% of the deemed benefits as and when deemed realized. If AdaptHealth Holdings does not have taxable income, the Company is generally not required (absent a change in control or circumstances requiring an early termination payment) to make payments under the TRA for that taxable year because no benefit will have been realized. However, any tax benefits that do not result in realized benefits in a given tax year likely will generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the TRA; and
●	Future tax rates of jurisdictions in which the Company has tax liability.

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

December 31, 2020 and 2019

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

During the year ended December 31, 2020, the Company increased its TRA liability through an aggregate $140.4 million reduction in additional-paid-in capital resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the year ended December 31, 2020, the Company increased its deferred tax asset by $165.2 million through an increase in additional-paid-in-capital resulting from these exchanges.

At December 31, 2020 and 2019, the Company recorded a liability relating to the TRA of approximately $152.0 million and $10.8 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

(20)        Quarterly Financial Information (Unaudited)

Correction of Previously Issued Unaudited Quarterly Condensed Consolidated Financial Information for Errors in the Accounting for Contingent Consideration Common Shares

As a result of the corrections relating to the accounting for the Contingent Consideration Common Shares discussed in Note 2 (a), Basis of Presentation, the Company has corrected its previously disclosed unaudited condensed consolidated statements of operations for the three months ended March 31, 2020, and the three month and year-to-date periods ended June 30, 2020 and September 30, 2020, and the unaudited condensed consolidated balance sheets as of March 31, 2020, June 30, 2020 and September 30, 2020. Specifically, the Company reevaluated the accounting treatment of the previously disclosed Contingent Consideration Common Shares issuable in connection with the Business Combination. Due to the fact that the issuance of the Contingent Consideration Common Shares would be accelerated on a change of control regardless of the transaction value, the Company has corrected the previously identified unaudited condensed consolidated statements of operations and unaudited condensed consolidated balance sheets in order to account for such shares as liability-classified, instead of equity-classified as previously presented. Accordingly, the previously identified unaudited condensed consolidated balance sheets have been restated to reflect the fair value of the Contingent Consideration Common Shares as a liability and to reflect the related deferred tax asset impact, and the Company’s unaudited condensed consolidated statements of operations have been restated to include a non-cash charge for the change in the fair value of such liability and to reflect the related deferred tax expense impact. The Company has assessed the applicable guidance issued by the SEC and the FASB and concluded that these errors in the aforementioned 2020 quarterly and year-to-date periods were material to the Company’s previously issued unaudited interim condensed consolidated financial information for the applicable interim periods included in the Company’s Quarterly Reports on Form 10-Q and as such are described as restated, with the exception of the Company’s unaudited condensed consolidated statement of operations for the three months ended June 30, 2020 for which the impact was not material. The restatement of the Company’s aforementioned 2020 quarterly unaudited condensed consolidated financial information described above had no impact on the Company’s historical reported net revenues, operating income, or cash flows from operating activities, investing activities, and financing activities for any period.

The restatement of the Company’s previously issued unaudited condensed consolidated financial information for the three months ended March 31, 2020, six months ended June 30, 2020, and the three and nine months ended September 30, 2020, will be affected in connection with the Company’s quarterly filings for the quarters ending March 31, June 30, and September 30, 2021, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The impacts of these corrections to the aforementioned 2020 quarterly and year-to-date periods are as follows (in thousands, except per share data):

	March 31, 2020		June 30, 2020		September 30, 2020
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Consolidated Balance Sheets:
Deferred tax assets	$33,519	$36,684	$42,304	$45,462	$51,114	$58,557
Total Assets	$661,839	$665,004	$739,309	$742,467	$1,548,826	$1,556,269
Contingent consideration common shares liability - current portion	$—	$10,293	$—	$10,604	$—	$21,465
Long-term portion of contingent consideration common shares liability	$—	$15,390	$—	$15,037	$—	$29,701
Total Liabilities	$691,285	$716,968	$746,103	$771,744	$1,109,111	$1,160,277
Additional paid-in capital	$21,845	$15,012	$37,614	$30,781	$476,861	$470,028
Accumulated deficit	$(27,368)	$(43,053)	$(23,335)	$(38,985)	$(23,130)	$(60,020)
Total stockholders' equity (deficit) attributable to AdaptHealth Corp.	$(10,655)	$(33,173)	$8,491	$(13,992)	$448,630	$404,907
Total stockholders' equity (deficit)	$(29,446)	$(51,964)	$(6,794)	$(29,277)	$439,715	$395,992

	Three Months Ended March 31, 2020		Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	As Reported	As Restated	As Reported	As Revised	As Reported	As Restated
Consolidated Statements of Operations:
Change in fair value of contingent consideration common shares liability	$—	$16,367	$—	$(42)	$—	$16,325
Income tax expense (benefit)	$1,107	$(1,641)	$1,819	$1,826	$2,926	$185
Net income (loss)	$266	$(13,353)	$7,169	$7,204	$7,435	$(6,149)
Net income (loss) attributable to AdaptHealth Corp.	$(158)	$(13,777)	$4,033	$4,068	$3,875	$(9,709)
Basic earnings (loss) per share attributable to AdaptHealth Corp.	$—	$(0.33)	$0.09	$0.09	$0.09	$(0.22)
Diluted earnings (loss) per share attributable to AdaptHealth Corp.	$—	$(0.33)	$0.08	$0.08	$0.08	$(0.22)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	As Reported	As Restated	As Reported	As Restated
Consolidated Statements of Operations:
Change in fair value of contingent consideration common shares liability	$—	$25,525	$—	$41,850
Income tax expense (benefit)	$(636)	$(4,921)	$2,290	$(4,736)
Net income (loss)	$(3,827)	$(25,067)	$3,608	$(31,216)
Net income (loss) attributable to AdaptHealth Corp.	$(2,489)	$(23,729)	$1,386	$(33,438)
Basic earnings (loss) per share attributable to AdaptHealth Corp.	$(0.04)	$(0.41)	$0.03	$(0.70)
Diluted earnings (loss) per share attributable to AdaptHealth Corp.	$(0.04)	$(0.41)	$0.02	$(0.70)

(21)        Subsequent Events

Tax Restructuring

As discussed in Note 19, Income Taxes, on January 2, 2021, the Company completed the Tax Restructuring in order to simplify its tax structure. In connection with the Tax Restructuring, on January 1, 2021, the remaining outstanding 13.2 million shares of Class B Common Stock were exchanged for shares of Class A Common Stock. After

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

these exchanges, AdaptHealth Holdings filed an entity classification election with the Internal Revenue Service, electing to be treated as a taxable corporation for U.S. federal income tax purposes effective January 2, 2021.

Senior Unsecured Note Offering

On January 4, 2021, the Company issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes due 2029 (the 4.625% Senior Notes). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. The 4.625% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, (iii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. Borrowings under the 4.625% Senior Notes were used to partially finance the cash portion of the purchase price for the acquisition of AeroCare Holdings, Inc. (see discussion below), and to pay related fees and expenses.

Underwritten Public Offering

On January 8, 2021, the Company issued 8,450,000 shares of Class A Common Stock at a price of $33.00 per share pursuant to an underwritten public offering (the 2021 Stock Offering) for gross proceeds of $278.9 million. In connection with this transaction, the Company received proceeds of $265.6 million which is net of the underwriting discount. A portion of the proceeds from the 2021 Stock Offering were used to partially finance the cash portion of the purchase price for the acquisition of AeroCare Holdings, Inc. (see discussion below), and to pay related fees and expenses.

Debt Refinancing

On January 20, 2021, the Company refinanced its debt borrowings under the 2020 Credit Agreement and entered into a new credit agreement (the 2021 Credit Agreement). The 2021 Credit Agreement consists of a $700 million term loan (the 2021 Term Loan) and $250 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the 2021 Revolver), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $4.375 million beginning June 30, 2021 through March 31, 2023, increasing to $8.75 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare Holdings, Inc. (see discussion below) and to repay existing amounts outstanding under the 2020 Credit Agreement, and to pay related fees and expenses. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met.

AeroCare Holdings, Inc. Acquisition

On February 1, 2021, the Company acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other durable medical equipment products. The total consideration consisted of (i) a cash payment of approximately $1.1 billion at closing, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock at closing, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock at closing, and (iv) the issuance of 3,959,912 options to purchase shares of the Company’s Class A Common Stock in the future, which have a weighted-average exercise price of $6.24 per share and a weighted-average exercise period of approximately 7 years from the date of closing. The cash paid at closing included $17.0 million withheld in escrow to fund certain potential indemnification matters. The Series C Convertible Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series C Convertible Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Class A Common Stock in all cash dividends paid on the Class A Common Stock. The Series C Convertible Preferred Stock is non-voting. On March 3, 2021, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635, the issuance of shares of the Company’s Class A Common Stock, representing equal to or greater than 20% of the outstanding common stock or voting power of the Company issuable upon conversion of the Series C Convertible Preferred Stock issued to the former equityholders of AeroCare, by removal of the conversion restriction that prohibits such conversion of Series C Convertible Preferred Stock. Following the receipt of the approval of the Company’s stockholders, the holders may elect to convert, and the Company may elect to effect a mandatory conversion of, each share of Series C Convertible Preferred Stock into 100 shares of Class A Common Stock (subject to certain anti-dilution adjustments). The Company has elected to effect a mandatory conversion of the Series C Convertible Preferred Stock, and the conversion of such shares of Series C Convertible Preferred Stock to shares of Class A Common Stock is expected to occur on March 19, 2021. As of the date the consolidated financial statements were available to be issued, the Company was in the process of determining the allocation of the fair value of the consideration paid to the fair value of the net assets acquired.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended December 31, 2020. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, during the period covered by this Annual Report, our disclosure controls and procedures were not effective. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Annual Report”), management identified a material weakness in internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, relating to the timeliness of our review controls over non-routine transactions (the “Non-routine Transaction Material Weakness”). Additionally, in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2020, as it relates to the Non-routine Transaction Material Weakness, we further identified that, specifically we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, management identified a material weakness in internal control over financial reporting relating to the design and maintenance of certain information technology (“IT”) general controls for certain information systems and applications that are relevant to the preparation of the financial statements (the “IT Material Weakness”).

In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting relating to the accounts payable process, specifically relating to the maintenance and approvals of vendors and the invoice approval process (the “Accounts Payable Material Weakness”). The Company has not identified any fraud or loss relating to such material weakness.

Notwithstanding the identified material weaknesses, management, including our principal executive officers and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness Remediation

With respect to the Non-routine Transaction Material Weakness, management continues to be actively engaged to take steps to remediate such material weakness, including (1) implementing processes to improve overall efficiency and accuracy of accounting and (2) hiring and continuing to actively seek to hire dedicated and experienced technical resources (including the hiring of a new Chief Accounting Officer and engaging a third-party consultant to assist management) to strengthen its corporate oversight over financial reporting and controls associated with non-routine and complex accounting matters. While we have made significant progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

With respect to the Accounts Payable Material Weakness, management has actively engaged to take steps to remediate such material weakness, including (1) implementing new controls with respect to vendor masterfile data review and approval, (2) creating and communicating new and enhanced policies related to accounts payable processing including formalizing a delegation of authority, and (3) engaging a third-party consulting firm to assist with the implementation of an enterprise accounts payable system and to assist with the Company’s invoice processing and payment functions . While we have made significant progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financing Reporting

With respect to the IT Material Weakness, specifically, we did not maintain user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel. As a result, process-level controls that are dependent upon information derived from these IT applications, programs, and data were also determined to be ineffective. We have remediated this material weakness by hiring dedicated and experienced information technology technical resources, modifying system access rights to re-assign privileged access rights to non-business user IT personnel and limiting the use of generic IDs, particularly in instances where those IDs possess privileged access rights, and implementing routine reviews of user system access and user re-certifications. The Company completed its testing of the effectiveness of the implemented controls and found them to be operating effectively as of December 31, 2020 and for a sufficient period of time through the period end. As a result, management concluded that the IT Material Weakness was remediated as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Management, including our principal executive officers and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As described above, based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of the stockholders to be filed on or before April 30, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of the stockholders to be filed on or before April 30, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of the stockholders to be filed on or before April 30, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of the stockholders to be filed on or before April 30, 2021 and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of the stockholders to be filed on or before April 30, 2021 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Supplementary Data:

Financial Statements. The following is a list of the Consolidated Financial Statements of AdaptHealth Corp. and its subsidiaries included in Item 8 of Part II of this report.

(b)	Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits located on page 126 of this report.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description
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
3.3

Certificate of Correction to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2020).

3.4

Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).

3.5

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

3.7

Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, par value $0.0001 per share, of the Company (incorporated by reference to Annex B to the Schedule 14A filed with the SEC on January 20, 2021)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed with the SEC on February 13, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed with the SEC on February 13, 2018).
4.3

Warrant Agreement, dated as of February 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2018).

4.4	Description of Common Stock (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2020).
4.5

Amended and Restated Registration Rights Agreement, dated as of July 1, 2020, by and among the Company, OEP AHCO Investment Holdings, LLC, Deerfield Partners, L.P., Deerfield Private Design Fund IV, L.P. and the other persons listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).

4.6

Amendment to Amended and Restated Registration Rights Agreement, dated as of December 1, 2020, by and among the Company, AdaptHealth Holdings LLC and the other persons listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2020).

4.7

Indenture, dated as of July 29, 2020, by and among AdaptHealth LLC, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).

4.8

Indenture, dated as of January 4, 2021, by and among AdaptHealth LLC, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021).

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

10.6

Credit Agreement, dated January 20, 2021, by and between AdaptHealth LLC, the lenders party thereto and Regions Bank, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2021).

10.7†

Employment Agreement, dated as of March 20, 2019, by and between AdaptHealth Holdings and Luke McGee (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.8†

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

10.11†

Employment Agreement, dated as of May 1, 2020, by and between the Company and Jason Clemens (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).

10.12†

Employment Agreement, dated February 2, 2021, by and between Stephen Griggs and AdaptHealth Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2021).

10.13†	AdaptHealth Corp. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).
10.14†

Form of Restricted Stock Grant Notice and Agreement under the AdaptHealth Corp. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.15†

Form of Option Grant Notice and Agreement under the AdaptHealth Corp. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.16

Letter Agreement, dated as of February 15, 2018, among the Company, Deerfield/RAB Ventures, LLC, Richard Barasch, Christopher Wolfe, Steven Hochberg, Dr. Mohit Kaushal, Dr. Gregory Sorensen and Dr. Susan Weaver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018).

10.17

Warrant Purchase Agreement, dated February 15, 2018, between the Registrant and Deerfield/RAB Ventures, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018).

10.18†	AdaptHealth Corp. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 22, 2020).
10.19+

Securities Purchase Agreement, dated as of November 21, 2019, by and among AdaptHealth LLC, McKesson Medical-Surgical, Inc., NRE Holding Corporation and McKesson Patient Care Solutions, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed with the SEC on March 6, 2020).

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

10.22

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

10.23

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

10.25

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

10.27

Agreement and Plan of Merger, dated as of December 1, 2020, by and among the Company, AeroCare Holdings, Inc., AH Apollo Merger Sub Inc., AH Apollo Merger Sub II Inc. and Peloton Equity I, L.P., solely in its capacity as the representative, agent and attorney-in-fact of the AeroCare equityholders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2020)

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on the signature page hereof).
31.1*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104 ***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2021.

AdaptHealth Corp.

By:	/s/ Luke McGee
Luke McGee
Co-Chief Executive Officer and Director

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2021 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

By:	/s/ Luke McGee	Co-Chief Executive Officer and Director
	Luke McGee	(Principal Executive Officer)

By:	/s/ Stephen P. Griggs	Co-Chief Executive Officer and Director
	Stephen P. Griggs	(Principal Executive Officer)

By:	/s/ Jason Clemens	Chief Financial Officer
	Jason Clemens	(Principal Financial Officer)

By:	/s/ Frank J. Mullen	Chief Accounting Officer
	Frank J. Mullen	(Principal Accounting Officer)

By:	/s/ Richard Barasch	Chairman of the Board
Richard Barasch

By:	/s/ Joshua Parnes	President and Director
Joshua Parnes

By:	/s/ Alan Quasha	Director
Alan Quasha

By:	/s/ Terence Connors	Director
Terence Connors

By:	/s/ Dr. Susan Weaver	Director
Dr. Susan Weaver

By:	/s/ Dale Wolf	Director
Dale Wolf

By:	/s/ Bradley Coppens	Director
Bradley Coppens

By:	/s/ David S. Williams III	Director
David S. Williams III

By:	/s/ Theodore Lundberg	Director
Theodore S. Lundberg