Form 10-K/A
period 2020-12-31
AdaptHealth Corp.
filed 2021-04-30
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38399

AdaptHealth Corp.

(Exact name of registrant as specified in its charter)

Delaware	82-3677704
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

220 West Germantown Pike, Suite 250, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (610) 630-6357

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Class A Common Stock, par value $0.0001 per share	AHCO	The Nasdaq Stock Market LLC

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

As of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Class A Common Stock, par value $0.0001 per share, held by non-affiliates of the Registrant, computed based on the closing sale price of $16.10 per share on June 30, 2020, as reported by The Nasdaq Stock Market LLC, was approximately $184.9 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. As of March 31, 2021, there were 129,163,125 shares of the Registrant’s Class A Common Stock issued and outstanding and 0 shares of the Registrant’s Class B Common Stock issued and outstanding.

Documents Incorporated by Reference

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of AdaptHealth Corp. (“we”, “us”, “our”, “AdaptHealth” or the “Company”) for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2021 (the “Original Filing”).

This Amendment is being filed for the purpose of providing certain information required by Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits such information to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2020. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days after December 31, 2020.

In addition, as previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on April 30, 2021, after discussion with KPMG LLP, the Company’s independent registered public accounting firm, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”) concluded that it is appropriate to correct errors in its previously issued (x) audited consolidated financial statements for the years ended December 31, 2020 and 2019 included in the Original Filing, (y) unaudited condensed consolidated statements of operations for the three months ended March 31, 2020, and the three-month and year-to-date periods ended June 30, 2020 and September 30, 2020, and (z) unaudited condensed consolidated balance sheets as of March 31, 2020, June 30, 2020 and September 30, 2020 (the “Relevant Periods”) by restating such audited consolidated financial statements and unaudited condensed consolidated financial information because the errors were material to the audited consolidated financial statements and unaudited condensed consolidated financial information for each of the Relevant Periods. This Amendment includes the restated financial information for the Relevant Periods.

For the convenience of the reader and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment amends and restates the Original Filing in its entirety. As a result, it includes both items that have been changed as a result of the inclusion of the Part III information and the restatement and items that are unchanged from the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

On February 1, 2021, we acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other durable medical equipment products. The total consideration consisted of (i) a cash payment of approximately $1.1 billion at closing, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock at closing, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock at closing, and (iv) the issuance of 3,959,912 options to purchase shares of the Company’s Class A Common Stock in the future, which have a weighted-average exercise price of $6.24 per share and a weighted-average exercise period of approximately 7 years from the date of closing. On March 3, 2021, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635, the issuance of shares of the Company’s Class A Common Stock, representing equal to or greater than 20% of the outstanding common stock or voting power of the Company issuable upon conversion of the Series C Convertible Preferred Stock issued to the former equityholders of AeroCare, by removal of the conversion restriction that prohibits such conversion of Series C Convertible Preferred Stock. Following the receipt of the approval of the Company’s stockholders, the holders may elect to convert, and the Company may elect to effect a mandatory conversion of, each share of Series C Convertible Preferred Stock into 100 shares of Class A Common Stock (subject to certain anti-dilution adjustments). The Company has elected to effect a mandatory conversion of the Series C Convertible Preferred Stock, and the conversion of such shares of Series C Convertible Preferred Stock to shares of Class A Common Stock occurred on March 18, 2021.

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

Following the closing of the acquisition of AeroCare in February 2021, Stephen Griggs was appointed Co-Chief Executive Officer of AdaptHealth.

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

The October 27, 2020 CMS proposed rules also proposed different payment models for the period after April 1, 2021 or the end of the public health emergency, whichever is later. The proposed rule provides for different blended rates based on a patient’s location. CMS indicated it is considering extending the transitional adjustments to the fee schedule for product categories that were not awarded in the DMEPOS Competitive Bidding Program. In the October 27 proposed rule, CMS has also proposed adding coverage under the DME benefit for adjunctive or non - therapeutic continuous glucose monitors (i.e. continuous glucose monitors used by Medicare beneficiaries who must verify their glucose levels with a blood glucose monitor). While AdaptHealth cannot predict what Medicare payment rates or coverage determinations will be in effect in future years, changes to payment rates or benefit coverages may materially impact its financial condition and results of operations.

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

As described in “Item 9A. Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. For example, as described in Note 2(a), Summary of Significant Accounting Policies - Basis of Presentation, and Note 20, Quarterly Financial Information (Unaudited), included in our consolidated financial statements for the years ended December 31, 2020 and 2019 and notes thereto, as a result of the corrections relating to the accounting for the warrants discussed therein, the Company has corrected previously disclosed audited consolidated financial statements for the years ended December 31, 2020 and 2019, and unaudited condensed consolidated financial information for 2020 quarterly periods. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us. In addition, we have and will continue to incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

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

PART II

Item 5. Market Price of and Dividends on Registrant’s Common Equity and Related Stockholder Matters; Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is currently listed on Nasdaq under the symbol “AHCO.” Through November 8, 2019, our common stock was quoted under the symbol “DFB.” As of March 31, 2021, there were 92 holders of record of shares of our Class A Common Stock and no holders of record of shares of our Class B Common Stock. Such numbers do not include beneficial owners holding our securities through nominee names.

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

(in thousands)	Year Ended December 31,
Consolidated Statement of Operations Data:	2020	2019	2018	2017
Total net revenue	$1,056,389	$529,644	$345,278	$192,559
Operating income (1) (2)	$71,346	$29,378	$31,091	16,088
Net (loss) income attributable to AdaptHealth Corp. (2)	$(161,632)	$(21,341)	$23,260	$9,687

(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$195,634	$60,418	$68,427	$45,931
Net cash used in investing activities	$(815,703)	$(84,870)	$(96,284)	$(15,077)
Net cash provided by (used in) financing activities	$643,153	$76,144	$48,769	$(30,263)

(in thousands)	December 31,
Balance Sheet Data:	2020	2019	2018	2017
Total assets (2)	$1,813,472	$546,538	$368,957	$111,984
Total long-term debt, including current portion	$784,714	$396,833	$134,185	$20,312
Total stockholders' equity (deficit) / members’ equity (deficit) (2)	$280,845	$(65,783)	$102,769	$(637)

(1)	The year ended December 31, 2020 includes grant income of $14.3 million from the recognition of amounts received in connection with the CARES Act provider relief funds. Income recognized under this program is reported in grant income in the accompanying consolidated statements of operations. There was no grant income recognized during the years ended December 31, 2019, 2018 and 2017.
(2)	The amounts in the 2020 and 2019 columns have been restated from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed on March 16, 2021. Refer to Note 2(a), Summary of Significant Accounting Policies – Basis of Presentation, included in the accompanying notes to the consolidated financial statements for the years ended December 31, 2020 and 2019 for additional discussion of such restatements.

The following table sets forth EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex:

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017

	(unaudited)
EBITDA	$(82,166)	$80,009	$77,569	$43,580
Adjusted EBITDA	$205,619	$123,021	$84,447	$45,035
Adjusted EBITDA less Patient Equipment Capex	$142,483	$75,600	$45,083	$19,186

The following table reconciles net income (loss) attributable to AdaptHealth Corp., the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex:

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017

	(unaudited)
Net (loss) income attributable to AdaptHealth Corp.	$(161,632)	$(21,341)	$23,260	$9,687
Income (loss) attributable to noncontrolling interests	(32,454)	(1,260)	1,077	580
Interest expense excluding change in fair value of interest rate swaps	41,430	27,878	8,000	5,041
Interest expense (income) - change in fair value of interest rate swaps	—	11,426	(547)	—
Income tax (benefit) expense	(11,955)	739	(2,098)	249
Depreciation and amortization, including patient equipment depreciation	82,445	62,567	47,877	27,816
Loss from discontinued operations, net of tax	—	—	—	207
EBITDA	(82,166)	80,009	77,569	43,580
Loss on extinguishment of debt, net (a)	5,316	2,121	1,399	324
Equity-based compensation expense (b)	18,670	11,070	884	49
Transaction costs (c)	26,573	15,984	2,514	—
Severance (d)	5,596	2,301	1,920	826
Change in fair value of contingent consideration common shares liability (e)	98,717	2,483	—	—
Change in fair value of warrant liability (f)	135,368	7,650	—	—
Other non-recurring (income) expense (g)	(2,455)	1,403	161	256
Adjusted EBITDA	205,619	123,021	84,447	45,035
Less: Patient equipment capex (h)	(63,136)	(47,421)	(39,364)	(25,849)
Adjusted EBITDA less Patient Equipment Capex	$142,483	$75,600	$45,083	$19,186

(a)	Represents write offs of deferred financing costs related to refinancing of debt. The 2018 period also includes prepayment penalty expense related to refinancing of debt offset by gain on debt extinguishment.
(b)	Represents equity‑based compensation expense for awards granted to employees and non-employee directors, including expense resulting from accelerated vesting and modification of certain awards.
(c)	Represents transaction costs related to acquisitions. The 2019 period also includes costs associated with the 2019 Recapitalization and the Business Combination.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	Represents a non-cash charge for the change in the estimated fair value of contingent consideration common shares issuable as part of the Business Combination. Refer to Note 11, Stockholders’ Equity – Contingent Consideration Common Shares, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2020 for additional discussion of such non-cash charge.
(f)	Represents a non-cash charge for the change in the estimated fair value of the Company’s warrants. Refer to Note 11, Stockholders’ Equity – Warrants, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2020 for additional discussion of such non-cash charge.
(g)	The 2020 period includes $4.2 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions, a $0.6 million gain in connection with the sale of a cost method investment, offset by a $1.5 million expense associated with the PCS Transition Services Agreement and $0.8 million of other non-recurring expenses.

(h)	Represents the value of patient equipment obtained during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

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

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, AdaptHealth activated certain business interruption protocols, including acquisition and distribution of personal protective equipment (PPE) to its patient-facing employees, accelerated capital expenditures of certain products and relocation of significant portions of its workforce to “work-from-home” status. Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020. Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”). Additionally, the CARES Act revised the Medicare accelerated and advance payment program in an attempt to disburse payments to healthcare providers more quickly to mitigate the financial impact on healthcare providers. AdaptHealth increased its cash liquidity by, among other things, seeking recoupable advance payments of approximately $46 million made available by CMS under the CARES Act legislation, which was received in April 2020. The recoupment of such amount by CMS has begun in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs. The total of the recoupable advance payments has been deferred as of December 31, 2020. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of approximately $17 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes.

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

Results of Operations

Comparison of Year Ended December 31, 2020 and Year Ended December 31, 2019.

The following table summarizes AdaptHealth’s consolidated results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$1,056,389	100.0%	$529,644	100.0%	$526,745	99.5%
Grant income	14,277	1.4%	—	—%	14,277	NM %
Costs and expenses:
Cost of net revenue	898,601	85.1%	440,705	83.2%	457,896	103.9%
General and administrative expenses	89,346	8.5%	56,493	10.7%	32,853	58.2%
Depreciation and amortization, excluding patient equipment depreciation	11,373	1.1%	3,068	0.6%	8,305	270.7%
Total costs and expenses	999,320	94.7%	500,266	94.5%	499,054	99.8%
Operating income	71,346	5.3%	29,378	5.5%	41,968	142.9%
Interest expense, net	41,430	3.9%	39,304	7.4%	2,126	5.4%
Loss on extinguishment of debt	5,316	0.5%	2,121	0.4%	3,195	NM %
Change in fair value of contingent consideration common shares liability	98,717	9.3%	2,483	0.5%	96,234	NM %
Change in fair value of warrant liability	135,368	12.8%	7,650	1.4%	127,718	NM %
Other income, net	(3,444)	(0.3)%	(318)	(0.1)%	(3,126)	NM %
Loss before income taxes	(206,041)	(20.9)%	(21,862)	(4.1)%	(184,179)	842.5%
Income tax (benefit) expense	(11,955)	(1.1)%	739	0.1%	(12,694)	NM
Net loss	(194,086)	(19.8)%	(22,601)	(4.2)%	(171,485)	758.7%
Loss attributable to noncontrolling interests	(32,454)	(3.1)%	(1,260)	(0.2)%	(31,194)	2,475.7%
Net loss attributable to AdaptHealth Corp.	$(161,632)	(16.7)%	$(21,341)	(4.0)%	$(140,291)	657.4%

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

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Class A Common Stock. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash charge for the change in the estimated fair value of such liability during the period.

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

AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus loss on extinguishment of debt, equity‑based compensation expense, transaction costs, severance, change in fair value of the contingent consideration common shares liability, change in fair value of the warrant liability, and non-recurring items of expense (income).

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

The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019

	(Unaudited)
Net loss attributable to AdaptHealth Corp.	$(161,632)	$(21,341)
Loss attributable to noncontrolling interests	(32,454)	(1,260)
Interest expense excluding change in fair value of interest rate swaps	41,430	27,878
Interest expense - change in fair value of interest rate swaps	—	11,426
Income tax (benefit) expense	(11,955)	739
Depreciation and amortization, including patient equipment depreciation	82,445	62,567
EBITDA	(82,166)	80,009
Loss on extinguishment of debt (a)	5,316	2,121
Equity-based compensation expense (b)	18,670	11,070
Transaction costs (c)	26,573	15,984
Severance (d)	5,596	2,301
Change in fair value of contingent consideration common shares liability (e)	98,717	2,483
Change in fair value of warrant liability (f)	135,368	7,650
Other non-recurring (income) expense (g)	(2,455)	1,403
Adjusted EBITDA	205,619	123,021
Less: Patient equipment capex (h)	(63,136)	(47,421)
Adjusted EBITDA less Patient Equipment Capex	$142,483	$75,600

(a)	Represents write offs of deferred financing costs related to refinancing of debt.

(b)	Represents equity-based compensation expense for awards granted to employees and non-employee directors. The higher expense in 2020 is due to a full year of expense for awards granted in late 2019, and overall increased equity-compensation grant activity in 2020. The 2019 period includes expense resulting from accelerated vesting and modification of certain awards in that period.
(c)	Represents transaction costs related to acquisitions. The 2019 period also includes costs associated with the 2019 Recapitalization and the Business Combination.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	Represents a non-cash charge for the change in the estimated fair value of contingent consideration common shares issuable as part of the Business Combination. Refer to Note 11, Stockholders’ Equity – Contingent Consideration Common Shares, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2020 for additional discussion of such non-cash charge.

(f)	Represents a non-cash charge for the change in the estimated fair value of the Company’s warrants. Refer to Note 11, Stockholders’ Equity – Warrants, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2020 for additional discussion of such non-cash charge.

(g)	The 2020 period includes $4.2 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions, a $0.6 million gain in connection with the sale of a cost method investment, offset by a $1.5 million expense associated with the PCS Transition Services Agreement and $0.8 million of other non-recurring expenses.
(h)	Represents the value of patient equipment obtained during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

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

As of December 31, 2020, AdaptHealth had approximately $100 million of cash and cash equivalents. To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of approximately $46 million which were made available by CMS under the CARES Act. The recoupment of such amount by CMS has begun in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs. The total of the recoupable advance payments has been deferred as of December 31, 2020. In addition, in April 2020, AdaptHealth received distributions of the CARES Act provider relief funds of approximately $17 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by HHS. During the year ended December 31, 2020, AdaptHealth recognized grant income of $14.3 million related to the provider relief fund payments received. AdaptHealth has deferred $2.7 million of the provider relief fund payments as of December 31, 2020. As previously noted, HHS guidance related to provider relief funds is still evolving and subject to change. During September and October 2020, HHS issued updated reporting requirements significantly changing the previous guidance regarding utilization of the funds granted from the provider relief funds under the CARES Act, and in January 2021 HHS issued further guidance updating the reporting requirements relating to provider relief grant funds. As a result of the updated guidance from HHS, AdaptHealth could be required to reverse the recognition of the grant income recorded and return a portion of the funds recognized, which could be material to AdaptHealth. AdaptHealth is continuing to monitor the reporting requirements as they evolve. HHS has indicated that the CARES Act provider relief funds are subject to ongoing reporting and changes to the terms and conditions. To the extent that reporting requirements and terms and conditions are modified in the future, it may affect AdaptHealth’s ability to comply and may require the return of funds. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. In addition, in connection with certain acquisitions completed during the year ended December 31, 2020, AdaptHealth assumed liabilities of $3.7 million and $1.9 million relating to funds previously received by the acquired companies for CMS recoupable advance payments and the CARES Act provider relief funds, respectively, which are deferred at December 31, 2020. In March 2020, AdaptHealth borrowed $20.0 million under its then existing credit facility as a precaution in light of the COVID-19 pandemic and such amount was repaid in April 2020. Also, as permitted under the CARES Act, AdaptHealth has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. During the year ended December 31, 2020, AdaptHealth deferred a total of $8.6 million pursuant to this provision, of which $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the consolidated balance sheets as of December 31, 2020.

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

At December 31, 2020, AdaptHealth had $303.4 million outstanding under its then existing credit facility. In July 2020, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement with a new bank group (the “2020 Credit Agreement”). On January 20, 2021, AdaptHealth refinanced its debt borrowings under the 2020 Credit Agreement and entered into a new credit agreement, which was subsequently amended in April 2021 (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare Holdings, Inc. on February 1, 2021, to repay existing amounts outstanding under revolving credit loans under the 2021 Credit Agreement which were borrowed prior to the April 2021 amendment, and to repay existing amounts outstanding under the 2020 Credit Agreement, and to pay related fees and expenses. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of the date of this filing, $40.0 million was outstanding under the 2021 Revolver. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

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

Net cash provided by operating activities for the year ended December 31, 2020 was $195.6 million compared to $60.4 million for the year ended December 31, 2019, an increase of $135.2 million. The increase was the result of (1) a $171.5 million increase in net loss, (2) a net increase of $235.5 million in non-cash charges, primarily from a non-cash charge relating to the change in the estimated fair value of contingent consideration common shares, a non-cash charge relating to the change in the estimated fair value of the warrant liability, amortization, non-cash interest expense relating to the Company’s interest rate swaps, equity-based compensation expense, write-off of deferred financing costs, and changes in fair value of contingent consideration, (3) a $1.0 million payment of contingent consideration, (4) receipt of approximately $46 million of recoupable advanced payments from CMS in connection with the CARES Act, (5) receipt of approximately $17 million pursuant to the CARES Act provider relief funds, (6) a $21.6 million change in deferred income taxes, and (7) a net $30.8 million increase in cash resulting from the change in operating assets and liabilities, primarily resulting from the change in accounts receivable and accounts payable and accrued expenses for the period.

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

Correction of a Misstatement

As discussed in Note 2 to the consolidated financial statements, the 2020 and 2019 consolidated financial statements have been restated to correct a misstatement.

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

Philadelphia, Pennsylvania

March 16, 2021, except for Notes 2(a), 6, 11, 12 and 21 as to which the date is April 30, 2021

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
	As Restated	As Restated
Assets
Current assets:
Cash and cash equivalents	$99,962	$76,878
Accounts receivable	171,065	78,619
Inventory	58,783	13,239
Prepaid and other current assets	33,441	12,679
Total current assets	363,251	181,415
Equipment and other fixed assets, net	110,468	63,559
Goodwill	998,810	266,791
Identifiable intangible assets, net	116,061	—
Other assets	16,483	6,851
Deferred tax assets	208,399	27,922
Total Assets	$1,813,472	$546,538
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$254,212	$102,728
Current portion of capital lease obligations	22,282	19,750
Current portion of long-term debt	8,146	1,721
Contract liabilities	11,043	9,556
Other liabilities	89,524	17,139
Contingent consideration common shares liability	36,846	3,158
Total current liabilities	422,053	154,052
Long-term debt, less current portion	776,568	395,112
Other long-term liabilities	186,470	29,364
Long-term portion of contingent consideration common shares liability	33,631	6,158
Warrant liability (note 2(a))	113,905	27,635
Total Liabilities	1,532,627	612,321
Commitments and contingencies (note 17)
Stockholders’ Equity (Deficit)
Class A Common Stock, par value of $0.0001 per share, 210,000,000 shares authorized; 76,457,439 and 40,816,292 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	8	4
Class B Common Stock, par value of $0.0001 per share, 35,000,000 shares authorized; 13,218,758 and 31,563,799 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	3
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 163,560 and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	—
Additional paid-in capital	558,486	—
Accumulated deficit	(199,196)	(40,258)
Accumulated other comprehensive (loss) income	(4,411)	1,431
Total stockholders' equity (deficit) attributable to AdaptHealth Corp.	354,889	(38,820)
Noncontrolling interests in subsidiaries	(74,044)	(26,963)
Total stockholders' equity (deficit)	280,845	(65,783)
Total Liabilities and Stockholders' Equity (Deficit)	$1,813,472	$546,538

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019
	As Restated	As Restated
Net revenue	$1,056,389	$529,644
Grant income (note 2(f))	14,277	—
Costs and expenses:
Cost of net revenue	898,601	440,705
General and administrative expenses	89,346	56,493
Depreciation and amortization, excluding patient equipment depreciation	11,373	3,068
Total costs and expenses	999,320	500,266
Operating income	71,346	29,378
Interest expense, net	41,430	39,304
Loss on extinguishment of debt	5,316	2,121
Change in fair value of contingent consideration common shares liability (note 11)	98,717	2,483
Change in fair value of warrant liability (note 11)	135,368	7,650
Other income, net	(3,444)	(318)
Loss before income taxes	(206,041)	(21,862)
Income tax (benefit) expense	(11,955)	739
Net loss	(194,086)	(22,601)
Loss attributable to noncontrolling interests	(32,454)	(1,260)
Net loss attributable to AdaptHealth Corp.	$(161,632)	$(21,341)

Weighted average common shares outstanding - basic and diluted	52,488	22,557

Basic and diluted loss per share	$(3.08)	$(0.95)

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019
	As Restated	As Restated
Net loss	$(194,086)	$(22,601)
Other comprehensive income (loss):
Interest rate swap agreements, inclusive of reclassification adjustment	(10,667)	2,537
Comprehensive loss	(204,753)	(20,064)

Loss attributable to noncontrolling interests	(32,454)	(1,260)
Comprehensive loss attributable to AdaptHealth Corp.	$(172,299)	$(18,804)

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) / Members’ Equity (Deficit)

(in thousands)

									Controlling		Accumulated
							Additional		interest		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2018	—	$—	—	$—	—	$—	$—	$113,274	$(13,371)	$—	$—	$2,865	$102,768
Activity prior to the Business Combination:
Issuance of members' interest, net of offering costs of $837	—	—	—	—	—	—	—	19,163	—	—	—	—	19,163
Redemption of members' interest	—	—	—	—	—	—	—	(2,113)	(1,601)	—	—	—	(3,714)
Distributions to members	—	—	—	—	—	—	—	—	(250,000)	—	—	—	(250,000)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,338)	(1,338)
Equity-based compensation	—	—	—	—	—	—	—	6,915	—	—	—	—	6,915
Net income (loss)	—	—	—	—	—	—	—	—	(16,315)	—	—	1,532	(14,783)
Effects of the Business Combination:
Recapitalization	27,796	3	34,114	3	—	—	—	(137,239)	281,287	(63,289)	—	(47,996)	32,769
Proceeds from sale of Class A Common Stock	12,500	1	—	—	—	—	—	—	—	69,561	—	55,437	124,999
Redemption of Class B Common Stock	—	—	(2,000)	—	—	—	—	—	—	(11,130)	—	(8,870)	(20,000)
Conversion of equity to long-term debt	—	—	—	—	—	—	—	—	—	(24,208)	—	(19,292)	(43,500)
Forgiveness of employee loan	—	—	—	—	—	—	—	—	—	537	—	428	965
Activity subsequent to the Business Combination:
Equity-based compensation	—	—	—	—	—	—	4,155	—	—	—	—	—	4,155
Shares withheld to pay withholding taxes	(30)	—	—	—	—	—	(284)	—	—	—	—	—	(284)
Exchange of Class B Common Stock to Class A Common Stock	550	—	(550)	—	—	—	(820)	—	—	—	—	820	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(5,026)	—	(2,792)	(7,818)
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	8,201	—	—	—	—	—	8,201
Change in fair value of interest rate swaps, net of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	1,431	1,106	2,537
Contingent consideration common share liability adjustment	—	—	—	—	—	—	(6,833)	—	—	—	—	—	(6,833)
Warrant liability adjustment (note 2(a))	—	—	—	—	—	—	(4,419)	—	—	(6,703)	—	(8,863)	(19,985)
Balance, December 31, 2019, as restated	40,816	$4	31,564	$3	—	$—	$—	$—	$—	$(40,258)	$1,431	$(26,963)	$(65,783)
Issuance of Class A Common Stock for acquisitions	5,927	1	—	—	—	—	123,886	—	—	—	—	—	123,887
Exchange of Class B Common Stock for Class A Common Stock	16,660	2	(16,660)	(2)	—	—	(35,271)	—	—	—	—	35,271	—
Exchange of Class B Common Stock for cash	—	—	(1,508)	—	—	—	—	—	—	—	—	(44,273)	(44,273)
Forfeiture of Class B Common Stock	—	—	(177)	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	4,105	1	—	—	—	—	24,494	—	—	—	—	—	24,495
Equity-based compensation	635	—	—	—	—	—	18,670	—	—	—	—	—	18,670
Exchange of Class A Common Stock for Series B-1 Preferred Stock	(15,810)	(2)	—	—	158	1	1	—	—	—	—	—	—
Sale of Class A Common Stock and Series A Preferred Stock, net of offering costs of $1,639	10,930	1	—	—	75	—	223,360	—	—	—	—	—	223,361
Issuance of Class A Common Stock, net of offering costs of $10,086	9,200	1	—	—	—	—	132,513	—	—	—	—	—	132,514

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) / Members’ Equity (Deficit) (Continued)

(in thousands)

Conversion of Series B-2 Preferred Stock to Series B-1 Preferred Stock	—	—	—	—	(9)	—	—	—	—	—	—	—	—
Conversion of Series A Preferred Stock to Class A Common Stock	2,888	—	—	—	(40)	—	—	—	—	—	—	—	—
Conversion of Series B-1 Preferred Stock to Class A Common Stock	2,000	—	—	—	(20)	—	—	—	—	—	—	—	—
Class A Common Stock issued in connection with Employee Stock Purchase Plan	6	—	—	—	—	—	101	—	—	—	—	—	101
Issuance of Class A Common Stock in connection with Contingent Consideration Shares	1,000	—	—	—	—	—	37,556	—	—	—	—	—	37,556
Net income (loss)	—	—	—	—	—	—	—	—	—	(161,632)	—	(32,454)	(194,086)
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—	—	24,787	—	—	—	—	—	24,787
Equity activity resulting from other increases in AdaptHealth Corp.'s ownership in AdaptHealth Holdings	—	—	—	—	—	—	(8,088)	—	—	—	—	—	(8,088)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(800)	(800)
Equity impact resulting from the Put/Call Agreement	(1,899)	—	—	—	—	—	(32,621)	—	—	2,694	—	—	(29,927)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(5,842)	(4,825)	(10,667)
Warrant liability adjustment (note 2(a))	—	—	—	—	—	—	49,098	—	—	—	—	—	49,098
Balance, December 31, 2020, as restated	76,458	$8	13,219	$1	164	$1	$558,486	$—	$—	$(199,196)	$(4,411)	$(74,044)	$280,845

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2020	2019
	As Restated	As Restated
Cash flows from operating activities:
Net loss	$(194,086)	$(22,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, including patient equipment depreciation	76,406	62,567
Equity-based compensation	18,670	11,070
Change in fair value of contingent consideration common shares liability	98,717	2,483
Change in fair value of warrant liability	135,368	7,650
Deferred income tax (benefit) expense	(21,101)	478
Change in fair value of interest rate swaps, net of reclassification adjustment	(2,845)	11,426
Change in fair value of contingent consideration	(4,176)	(150)
Payment of contingent consideration in connection with an acquisition	(1,000)	—
Amortization of intangible assets	6,039	—
Amortization of deferred financing costs	1,876	1,312
Imputed interest expense	131	—
Write-off of deferred financing costs	5,316	2,121
Gain on sale of investment	(591)	—
Forgiveness of employee loan	—	966
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(29,517)	(20,198)
Inventory	(19,434)	(1,305)
Prepaid and other assets	(10,767)	(9,558)
Accounts payable and accrued expenses and other current liabilities	136,628	14,157
Net cash provided by operating activities	195,634	60,418
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(769,337)	(63,538)
Purchases of equipment and other fixed assets	(39,755)	(21,332)
Payments for investments in equity and cost method companies	(8,657)	—
Proceeds from sale of investment	2,046	—
Net cash used in investing activities	(815,703)	(84,870)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	591,275	360,500
Repayments on long-term debt and lines of credit	(547,480)	(237,572)
Proceeds from the sale of Class A Common Stock and Series A Preferred Stock	225,000	—
Proceeds from the issuance of Class A Common Stock	142,600	—
Proceeds from the issuance of senior unsecured notes	350,000	—
Proceeds from exercise of warrants	24,495	—
Payments on capital leases	(39,051)	(37,272)
Payments for equity issuance costs	(11,725)	(837)
Payments of deferred financing costs	(13,049)	(9,028)
Exchange of Class B Common Stock for cash	(44,273)	—
Exercise of call option relating to the Put/Call Agreement	(29,927)	—
Proceeds received in connection with Employee Stock Purchase Plan	101	—
Payments for tax withholdings from equity-based compensation activity, net	(59)	(508)
Distributions to noncontrolling interests	(800)	(1,338)
Payment of contingent consideration in connection with acquisitions	(3,204)	(13,000)
Payment of deferred purchase price in connection with an acquisition	(750)	—
Proceeds from issuance of promissory note payable	—	100,000
Increase in cash from the Business Combination	—	43,912
Proceeds from the sale of Class A Common Stock	—	125,000
Proceeds from issuance of members' interests	—	20,000
Payments for redemptions of Class B Common Stock	—	(20,000)
Distributions to members	—	(250,000)
Payments for redemption of members' interests	—	(3,713)
Net cash provided by financing activities	643,153	76,144
Net increase in cash and cash equivalents	23,084	51,692
Cash and cash equivalents at beginning of period	76,878	25,186
Cash and cash equivalents at end of period	$99,962	$76,878
Supplemental disclosures:
Cash paid for interest	$35,771	$23,075
Cash paid for income taxes	7,480	1,318
Noncash investing and financing activities:
Equipment acquired under capital lease obligations	$40,012	$36,268
Unpaid equipment and other fixed asset purchases at end of period	7,869	8,514
Equity consideration issued in connection with acquisitions	123,887	—
Contingent purchase price in connection with acquisitions	27,064	12,625
Deferred purchase price in connection with acquisitions	33	1,573
Seller note issued in connection with an acquisition	—	2,000
Conversion of equity to debt	—	43,500

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

Certain prior year amounts have been reclassified to conform to the current year presentation. In the Company’s consolidated statements of operations, certain amounts are classified separately as other income, net, primarily related to

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

the change in fair value of contingent consideration liabilities related to acquisitions, due to the fact that such amounts have increased in 2020. Additionally, the Company’s consolidated financial statements and corresponding disclosures for 2020 and 2019 have been restated to reflect corrections for an error in the accounting for the warrant liability, as discussed below.

Restatement of Previously Issued Consolidated Financial Statements and Unaudited Quarterly Condensed Consolidated Financial Information

On April 12, 2021, the staff (the Staff) of the Securities and Exchange Commission (SEC) issued a statement related to warrants issued by Special Purpose Acquisition Companies (SPACs) (the SEC Statement). The Company has previously classified its public and private warrants (collectively, the warrants), which were issued in 2017, as equity. While the terms of the Company’s warrants have not changed, following the SEC’s April 12, 2021 statement, the Company reevaluated the accounting treatment previously applied to its warrants, and based on certain terms included in the Warrant Agreement, dated February 15, 2018 (the Warrant Agreement), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, concluded the warrants do not meet the conditions to be classified in equity and instead, the warrants require liability classification under Accounting Standards Codification Subtopic 815, Contracts in Entity’s Own Equity. The Warrant Agreement includes a provision which, when applied, could result in a different settlement value for the warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s Class A Common Stock, the warrants could not be considered “indexed to the Company’s own stock.” In addition, such provision provides that in the event of certain tender or exchange offers, holders of the warrants would be entitled to receive cash for such warrants. Therefore, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), in certain circumstances all holders of the warrants would be entitled to cash, while only certain of the holders of the Company’s common stock would be entitled to cash. These provisions preclude the Company from classifying the warrants in stockholders’ equity. As a result of these provisions, the Company has restated its consolidated financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings. Accordingly, the fair value of the warrants is reflected as a liability and the change in the fair value of such liability in each period is recognized as a non-cash charge or gain in the Company’s consolidated statements of operations. The Company has concluded that the impact of the error on its audited consolidated financial statements for the years ended December 31, 2020 and 2019 included in its Annual Report on Form 10-K filed on March 16, 2021 was material. The Company has restated its accompanying consolidated financial statements as of and for the years ended December 31, 2020 and 2019 to reflect the impact of the correction of the accounting for the warrants. In addition, as described in Note 10, Debt, in May 2020 the Company entered into the Put/Call Agreement and exercised the call option in December 2020. The Company has restated its June 30, 2020 and September 30, 2020 unaudited condensed consolidated balance sheets to correct the presentation of the call option settlement amount by presenting such amount as mezzanine equity during the period the agreement was outstanding. Refer to Note 20, Quarterly Financial Information (Unaudited), for details of the impacts of the corrections to the Company’s previously disclosed unaudited condensed consolidated statements of operations for the three months ended March 31, 2020, and the three month and year-to-date periods ended June 30, 2020 and September 30, 2020, and the unaudited condensed consolidated balance sheets as of March 31, 2020, June 30, 2020 and September 30, 2020, which were determined to be material to such periods. The change in fair value of the warrant liability in each period is a non-cash charge or gain and has no impact on the Company’s current or historical reported net revenues, operating income, or cash flows from operating activities, investing activities, and financing activities for any period. The liability recorded on the Company’s consolidated balance sheet at each reporting date does not constitute indebtedness of the Company, and the liability will only be eliminated through the exercise or expiration of the warrants. The impact of the corrections to the Company’s audited consolidated statement of operations for the years ended December 31, 2020 and 2019 and its consolidated balance sheet as of December 31, 2020 and 2019 is as follows (in thousands, except per share data):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

	Year Ended December 31, 2020		Year Ended December 31, 2019
			As Reported /
	As Reported	As Restated	Revised (1)	As Restated
Consolidated Statement of Operations:
Change in fair value of warrant liability	$—	$135,368	$—	$7,650
Net loss	$(58,718)	$(194,086)	$(14,951)	$(22,601)
Income (loss) attributable to noncontrolling interests	$5,763	$(32,454)	$2,111	$(1,260)
Net loss attributable to AdaptHealth Corp.	$(64,481)	$(161,632)	$(17,062)	$(21,341)
Basic and diluted loss per share attributable to AdaptHealth Corp.	$(1.23)	$(3.08)	$(0.76)	$(0.95)

	December 31, 2020		December 31, 2019
			As Reported /
	As Reported	As Restated	Revised (1)	As Restated
Consolidated Balance Sheet:
Warrant liability	$—	$113,905	$—	$27,635
Total Liabilities	$1,418,722	$1,532,627	$584,686	$612,321
Additional paid-in capital	$513,807	$558,486	$4,419	$—
Accumulated deficit	$(91,063)	$(199,196)	$(29,276)	$(40,258)
Total stockholders' equity (deficit) attributable to AdaptHealth Corp.	$418,343	$354,889	$(23,419)	$(38,820)
Noncontrolling interests in subsidiaries	$(23,593)	$(74,044)	$(14,729)	$(26,963)
Total stockholders' equity (deficit)	$394,750	$280,845	$(38,148)	$(65,783)

(1)	The amounts in these columns include corrections of the Company’s previously issued consolidated financial statements related to the accounting for the Company’s Contingent Consideration Common Shares as described in Note 2(a) to the Company’s December 31, 2020 and 2019 consolidated financial statements included in its Annual Report on Form 10-K filed on March 16, 2021. The impact of such corrections was not considered material to the Company’s consolidated financial statements for the year ended December 31, 2019.

The impacts of the restatements have been reflected throughout the consolidated financial statements, including the applicable footnotes, as appropriate.

(b)         Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(c)         Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and the valuation of accounts receivable (implicit price concession), income taxes, contingent consideration,

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

equity-based compensation, interest rate swaps, warrant liability and long-lived assets, including goodwill and identifiable intangible assets. Actual results could differ from those estimates.

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

Medicare Accelerated Payment Program. In certain circumstances, when a healthcare provider is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

accelerated or advance payment pursuant to the Medicare accelerated payment program. The CARES Act revised the Medicare accelerated payment program in an attempt to disburse payments to healthcare providers more quickly. In April 2020, the Company received recoupable advance payments of approximately $46 million made available by CMS under the CARES Act. The recoupment of such amount by CMS has begun in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs. The total of the recoupable advance payments is included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2020.

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

(in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Assets
Money market accounts	$5,602	$—	$—
Total assets measured at fair value	$5,602	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$23,941
Acquisition-related contingent consideration-long term	—	—	9,599
Interest rate swap agreements-short term	—	5,941	—
Interest rate swap agreements-long term	—	10,220	—
Contingent consideration common shares liability-short term	—	—	36,846
Contingent consideration common shares liability-long term	—	—	33,631
Warrant liability	—	—	113,905
Total liabilities measured at fair value	$—	$16,161	$217,922

(in thousands)	Level 1	Level 2	Level 3
December 31, 2019
Assets
Money market accounts	$54,015	$—	$—
Total assets measured at fair value	$54,015	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$4,825
Acquisition-related contingent consideration-long term	—	—	9,900
Interest rate swap agreements-short term	—	2,157	—
Interest rate swap agreements-long term	—	6,182	—
Contingent consideration common shares liability-short term	—	—	3,158
Contingent consideration common shares liability-long term	—	—	6,158
Warrant liability	15,179	—	12,456
Total liabilities measured at fair value	$15,179	$8,339	$36,497

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

Warrant Liability

The warrant liability represents the estimated fair value of the Company’s outstanding public and private warrants. The public warrants were traded on an active market, which represents a level 1 input, and therefore the fair value was assumed to equal the publicly traded price. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. As an input to the Black-Scholes option pricing model, the volatility implied by trades in the public warrants was considered. In order to estimate this implied volatility, a Monte-Carlo simulation was employed. Refer to the discussion above for a description of the Monte Carlo simulation analysis. All of the Company’s public warrants were exercised during the year ended December 31, 2020 and thus only private warrants remained outstanding as December 31, 2020.

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

The Company classifies its warrants as liabilities because of certain terms included in the corresponding warrant agreement. The estimated fair value of the warrants is recorded as a liability in the Company’s consolidated balance sheet, with such fair value reclassed to stockholders’ equity upon the exercise of such warrants. Prior to exercise, the change in the estimated fair value of such warrants each period is recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

A reconciliation of the changes in the warrant liability during the years ended December 31, 2020 and 2019 was as follows (in thousands):

Estimated fair value of warrant liability as of the Closing of the Business Combination	$19,985
Change in estimated fair value of the warrant liability	7,650
Estimated fair value of warrant liability at December 31, 2019	27,635
Change in estimated fair value of the warrant liability	135,368
Reclassification of warrant liability to equity for exercised warrants	(49,098)
Estimated fair value of warrant liability at December 31, 2020	$113,905

The increase in the estimated fair value of the warrant liability of $135.4 million and $7.7 million during the years ended December 31, 2020 and 2019 was recorded as a non-cash charge in the Company’s consolidated statements of operations during such periods. As discussed above, the fair value of the warrants at the date of exercise is reclassed to stockholders’ equity upon the exercise of such warrants. During the year ended December 31, 2020, $49.1 million was reclassified to stockholders’ equity in connection with the exercise of warrants, which was recorded as an increase to additional paid-in capital. There were no warrant exercises during the year ended December 31, 2019.

Refer to Note 20, Quarterly Financial Information (Unaudited), for additional discussion of the correction of certain of the Company’s previously issued unaudited quarterly condensed consolidated financial information related to the accounting for the Company’s warrants.

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

Contingent Consideration Common Shares

Pursuant to the Merger Agreement, the former owners of AdaptHealth Holdings who received Class A Common Stock and Class B Common Stock in connection with the Business Combination are entitled to receive earn-out consideration to be paid in the form of Class A Common Stock, if the average price of the Company’s Class A Common Stock for the month of December prior to each measurement date equals or exceeds certain hurdles set forth in the Merger Agreement (Contingent Consideration Common Shares). The former owners of AdaptHealth Holdings are entitled to receive up to an additional 1,000,000 shares of Class A Common Stock on each of December 31, 2020, 2021 and 2022 (each a measurement date) and such average stock price hurdles are $15, $18 and $22 at each measurement date, respectively. The Contingent Consideration Common Shares would be issued immediately in the event of a change of control as defined in the Merger Agreement. The estimated fair value of the Contingent Consideration Common Shares is recorded as a liability in the Company’s consolidated balance sheet, with such fair value reclassed to stockholders’ equity upon the issuance of any shares that are earned. Prior to issuance, the change in the estimated fair value of such shares each period is recognized as a non-cash charge or gain in the Company’s consolidated statements of operations. The average stock price of the Company’s Class A Common Stock was greater than $15 per share for the applicable measurement period as of the December 31, 2020 measurement date, which triggered the issuance of 1,000,000 Contingent Consideration Common Shares at such date.

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

Stock Options

In November 2019, the Company granted 3,416,666 options to purchase shares of Class A Common Stock of the Company to certain senior management employees that have an exercise price of $11.50 per share and a contractual exercise period of ten years from the date of grant. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $7.2 million. In April 2020, the Company granted 47,335 options to purchase shares of Class A Common Stock of the Company to an employee that have an exercise price of $16.25 per share. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $0.3 million. The vesting conditions relating to the total 3,464,001 options included a defined performance condition with a measurement period during the year ended December 31, 2020, and also a service condition. The performance condition was satisfied, resulting in 1,154,667 options vesting on December 31, 2020. The remaining unvested options are eligible to vest based on the satisfaction of a service condition, with 1,154,667 eligible to vest on each of December 31, 2021 and 2022, subject to the employees’ continuous employment through the applicable vesting date. The Company has no other options outstanding as of December 31, 2020.

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

In connection with the Business Combination, certain members of management were awarded shares of the Company’s Class A Common Stock for services performed. The fair value of these immediately vested shares was $3.2 million and was recognized as equity-based compensation expense on the grant date during the year ended December 31, 2019.

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

Computations of basic and diluted EPS were as follows based on the weighted average number of common shares outstanding for the period subsequent to the transactions that occurred in connection with the Business Combination (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Numerator
Net loss attributable to AdaptHealth Corp.	$(161,632)	$(21,341)
Less: Earnings allocated to participating securities (1)	—	—
Basic and diluted earnings - Net loss attributable to AdaptHealth Corp. after allocation to participating securities	$(161,632)	$(21,341)

Denominator (1), (2)
Basic and diluted weighted-average common shares outstanding	52,488	22,557

Basic and diluted loss per share	$(3.08)	$(0.95)

(1)	The Company's preferred stock are considered participating securities. Calculation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were participating securities outstanding for the year ended December 31, 2020. There were no participating securities outstanding for the year ended December 31, 2019. There was no amount allocated to the participating securities during the year ended December 31, 2020 due to the net loss recorded in that period.
(2)	The number of shares in the diluted loss per share calculation for the years ended December 31, 2020 and 2019 are the same as the number of shares used in the basic loss per share calculation and therefore exclude the effect of potential dilutive securities as their inclusion would have been anti-dilutive due to the net loss recorded in those periods.

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

(20)        Quarterly Financial Information (Unaudited)

Restatement of Previously Issued Unaudited Quarterly Condensed Consolidated Financial Information

As a result of the corrections relating to the accounting for the warrants and the presentation of the call option settlement amount relating to the Put/Call Agreement as discussed in Note 2 (a), Basis of Presentation, the Company has corrected its previously disclosed unaudited condensed consolidated statements of operations for the three months ended March 31, 2020, and the three month and year-to-date periods ended June 30, 2020 and September 30, 2020, and the unaudited condensed consolidated balance sheets as of March 31, 2020, June 30, 2020 and September 30, 2020. Specifically, the Company reevaluated the accounting treatment of the previously disclosed warrants. Following consideration of the guidance in the SEC Statement, while the terms of the Company’s warrants have not changed, the Company concluded the warrants do not meet the conditions to be classified in equity and instead, the warrants require liability classification under Accounting Standards Codification Subtopic 815, Contracts in Entity’s Own Equity. As a result, the Company has corrected the previously identified unaudited condensed consolidated statements of operations and unaudited condensed consolidated balance sheets in order to account for such warrants as liability-classified, instead of equity-classified as previously presented. Accordingly, the previously identified unaudited condensed consolidated balance sheets have been restated to reflect the fair value of the warrants as a liability, and the Company’s unaudited condensed consolidated statements of operations have been restated to include a non-cash charge or gain for the change

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

in the fair value of such liability. In addition, as described in Note 10, Debt, in May 2020 the Company entered into the Put/Call Agreement and exercised the call option in December 2020. The Company has restated its June 30, 2020 and September 30, 2020 unaudited condensed consolidated balance sheets to correct the presentation of the call option settlement amount by presenting such amount as mezzanine equity during the period the agreement was outstanding. The Company has assessed the applicable guidance issued by the SEC and the FASB and concluded that these errors in the aforementioned 2020 quarterly and year-to-date periods were material to the Company’s previously issued unaudited interim condensed consolidated financial information for the applicable interim periods included in prior filings and as such are described as restated. The restatement of the Company’s aforementioned 2020 quarterly unaudited condensed consolidated financial information described above had no impact on the Company’s historical reported net revenues, operating income, or cash flows from operating activities, investing activities, and financing activities for any period.

The restatement of the Company’s previously issued unaudited condensed consolidated financial information for the three months ended March 31, 2020, the three and six months ended June 30, 2020, and the three and nine months ended September 30, 2020, will be affected in connection with the Company’s quarterly filings for the quarters ending March 31, June 30, and September 30, 2021, respectively.

The impacts of these corrections to the aforementioned 2020 quarterly and year-to-date periods are as follows (in thousands, except per share data):

	March 31, 2020		June 30, 2020		September 30, 2020
	As Reported /		As Reported /		As Reported /
	Restated (1)	As Restated	Restated (1)	As Restated	Restated (1)	As Restated
Consolidated Balance Sheets:
Warrant liability	$—	$48,462	$—	$42,062	$—	$50,895
Total Liabilities	$716,968	$765,430	$771,744	$813,806	$1,160,277	$1,211,172
Mezzanine Equity	$—	$—	$—	$29,927	$—	$29,927
Additional paid-in capital	$15,012	$25,866	$30,781	$17,454	$470,028	$484,780
Accumulated deficit	$(43,053)	$(74,809)	$(38,985)	$(70,339)	$(60,020)	$(118,680)
Total stockholders' equity (deficit) attributable to AdaptHealth Corp.	$(33,173)	$(54,075)	$(13,992)	$(58,673)	$404,907	$360,999
Noncontrolling interests in subsidiaries	$(18,791)	$(46,351)	$(15,285)	$(42,593)	$(8,915)	$(45,829)
Total stockholders' equity (deficit)	$(51,964)	$(100,426)	$(29,277)	$(101,266)	$395,992	$315,170

	Three Months Ended March 31, 2020		Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	As Reported /		As Reported /		As Reported /
	Restated (1)	As Restated	Revised (1)	As Restated	Restated (1)	As Restated
Consolidated Statements of Operations:
Change in fair value of warrant liability	$—	$36,100	$—	$(654)	$—	$35,446
Net income (loss)	$(13,353)	$(49,453)	$7,204	$7,858	$(6,149)	$(41,595)
Income (loss) attributable to noncontrolling interests	$424	$(14,902)	$3,136	$3,388	$3,560	$(11,514)
Net income (loss) attributable to AdaptHealth Corp.	$(13,777)	$(34,551)	$4,068	$4,470	$(9,709)	$(30,081)
Basic earnings (loss) per share attributable to AdaptHealth Corp.	$(0.33)	$(0.82)	$0.09	$0.10	$(0.22)	$(0.70)
Diluted earnings (loss) per share attributable to AdaptHealth Corp.	$(0.33)	$(0.82)	$0.08	$0.09	$(0.22)	$(0.70)

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	As Reported /		As Reported /
	Restated (1)	As Restated	Restated (1)	As Restated
Consolidated Statements of Operations:
Change in fair value of warrant liability	$—	$36,912	$—	$72,358
Net loss	$(25,067)	$(61,979)	$(31,216)	$(103,574)
Income (loss) attributable to noncontrolling interests	$(1,338)	$(10,944)	$2,222	$(22,458)
Net loss attributable to AdaptHealth Corp.	$(23,729)	$(51,035)	$(33,438)	$(81,116)
Basic loss per share attributable to AdaptHealth Corp.	$(0.41)	$(0.89)	$(0.70)	$(1.69)
Diluted loss per share attributable to AdaptHealth Corp.	$(0.41)	$(0.89)	$(0.70)	$(1.69)

(1)	The amounts in these columns include corrections of the Company’s previously issued quarterly unaudited condensed consolidated financial information relating to the accounting for the Company’s Contingent Consideration Common Shares as described in Note 20 to the Company’s December 31, 2020 and 2019 consolidated financial statements included in its Annual Report on Form 10-K filed on March 16, 2021. The impact of such corrections was considered material to these periods, with the exception of the unaudited condensed consolidated statement of operations for the three months ended June 30, 2020 for which the impact was not material.

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

Debt Refinancing

On January 20, 2021, the Company refinanced its debt borrowings under the 2020 Credit Agreement and entered into a new credit agreement, which was subsequently amended in April 2021 (the 2021 Credit Agreement). The 2021 Credit Agreement consists of a $800 million term loan (the 2021 Term Loan) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the 2021 Revolver), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare Holdings, Inc. (see discussion below), to repay existing amounts outstanding under revolving credit loans under the 2021 Credit Agreement which were borrowed prior to the April 2021 amendment, and to repay existing amounts outstanding under the 2020 Credit Agreement, and to pay related fees and expenses. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of the date of this filing, $40.0 million was outstanding under the 2021 Revolver. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

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

Acquisitions

On February 1, 2021, the Company acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other durable medical equipment products. The total consideration consisted of (i) a cash payment of approximately $1.1 billion at closing, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock at closing, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock at closing, and (iv) the issuance of 3,959,912 options to purchase shares of the Company’s Class A Common Stock in the future, which have a weighted-average exercise price of $6.24 per share and a weighted-average exercise period of approximately 7 years from the date of closing. The cash paid at

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

closing included $17.0 million withheld in escrow to fund certain potential indemnification matters. The Series C Convertible Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series C Convertible Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Class A Common Stock in all cash dividends paid on the Class A Common Stock. The Series C Convertible Preferred Stock is non-voting. On March 3, 2021, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635, the issuance of shares of the Company’s Class A Common Stock, representing equal to or greater than 20% of the outstanding common stock or voting power of the Company issuable upon conversion of the Series C Convertible Preferred Stock issued to the former equityholders of AeroCare, by removal of the conversion restriction that prohibits such conversion of Series C Convertible Preferred Stock. Following the receipt of the approval of the Company’s stockholders, the holders may elect to convert, and the Company may elect to effect a mandatory conversion of, each share of Series C Convertible Preferred Stock into 100 shares of Class A Common Stock (subject to certain anti-dilution adjustments). The Company has elected to effect a mandatory conversion of the Series C Convertible Preferred Stock, and the conversion of such shares of Series C Convertible Preferred Stock to shares of Class A Common Stock occurred on March 18, 2021. As of the date the consolidated financial statements were available to be issued, the Company was in the process of determining a preliminary allocation of the fair value of the consideration paid to the fair value of the net assets acquired, however, such allocation has not yet been finalized.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended December 31, 2020. Based on this evaluation, our Co-Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Annual Report, our disclosure controls and procedures were not effective. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Annual Report”), management identified a material weakness in internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, relating to the timeliness of our review controls over non-routine transactions (the “Non-routine Transaction Material Weakness”). Additionally, in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2020, as it relates to the Non-routine Transaction Material Weakness, we further identified that, specifically we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

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

Management’s Report on Internal Control Over Financial Reporting

Management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As described above, based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

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

Item 9B. Other Information

On April 29, 2021, we filed a Certificate of Correction to our second amended and restated certificate of incorporation (the “Charter”) to correct a scrivener’s error. The Certificate of Correction corrected Section 11.1 of the

Charter, consistent with the version of such section approved by the Company’s stockholders at the Special Meeting in Lieu of 2019 Annual Meeting of the Company’s stockholders held on November 7, 2019 in connection with the Business Combination.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of March 31, 2021:

Name	Age	Position
Executive Officers
Daniel Bunting	59	Chief Operating Officer – Branch Operations
Jason Clemens	43	Chief Financial Officer
Stephen Griggs	63	Co-Chief Executive Officer, Director
Christopher Joyce	57	General Counsel
Luke McGee	37	Co-Chief Executive Officer, Director(1)
Frank Mullen	51	Chief Accounting Officer
Joshua Parnes	43	President, Director
Albert Prast	60	Chief Technology Officer
Shaw Rietkerk	46	Chief Operating Officer – Centralized Operations
Non-Employee Directors
Richard Barasch	67	Chairman of the Board
Terence Connors	66	Director
Bradley Coppens	39	Director
Ted Lundberg	46	Director
Alan Quasha	71	Director
Dr. Susan Weaver	60	Director
David Williams III	48	Director
Dale Wolf	67	Director

(1)	On April 13, 2021, the Company placed Mr. McGee on unpaid leave from his roles as Co-CEO and a Director of the Company, as described in — “Involvement of Executive Officers and Directors in Certain Legal Proceedings”.

Executive Officers

Daniel Bunting joined AdaptHealth in February 2021. Mr. Bunting has worked in management roles in the home health industry for over 37 years. Currently, Mr. Bunting serves as the Chief Operating Officer – Branch Operations for the Company. Prior to joining AdaptHealth, Mr. Bunting served as the chief operating officer of AeroCare since 2013. At AeroCare, Mr. Bunting was responsible for all the company’s home medical equipment operations (including intake, fulfillment and revenue cycle management) and corporate departments. Mr. Bunting was also responsible for AeroCare’s mergers and acquisitions program. Mr. Bunting holds a Bachelor of Science degree in Accounting from University of Dubuque and Masters of Business Administration from University of Iowa.

Jason Clemens joined AdaptHealth in 2020 from MEDNAX, Inc, a national provider of health solutions to hospitals, health systems, and healthcare facilities, where he served as Senior Vice President and Operations Chief Financial Officer. Over a nine-year career at MEDNAX, Mr. Clemens held positions of increasing responsibility in operations management and finance. Prior to joining MEDNAX, Mr. Clemens gained experience with the United States Army, supporting the Republic of Korea Army in Wonju, South Korea. He later served in progressive roles within operations management and finance at Accenture, Lennar, and Ryder. Mr. Clemens holds a B.S. in Industrial

Engineering from Lehigh University, and an M.S. in Finance and M.B.A. from the Indiana University Kelley School of Business. He is also a Chartered Financial Analyst (CFA) and a Certified Six Sigma Blackbelt.

Stephen Griggs joined the Company in February 2021. Mr. Griggs practiced as a CPA with a prominent accounting firm located in Orlando, Florida. From there, Mr. Griggs became the controller for a large tourist and entertainment conglomerate located in Orlando. While at that position, Mr. Griggs was in charge of the financial turnaround strategy designed to improve profitability and position the company for sale. Mr. Griggs left this position to become the Chief Financial Officer of Rotech Medical Corporation, a publicly held company. He was promoted to Chief Operating Officer and later was promoted to President. After leaving Rotech, Mr. Griggs was one of the founders of Nexus Group, Inc. and is one of its principals and Managing Directors. Nexus Group provides advisory services in the area of mergers and acquisitions. In November of 2000, Mr. Griggs formed AeroCare. He presently serves as the Co-Chief Executive Officer of the Company. Mr. Griggs holds a B.S.B.A. in Business Management from East Tennessee State University and a B.S.B.A. in Accounting from University of Central Florida.

Christopher Joyce joined AdaptHealth Holdings in 2018 as its General Counsel. Mr. Joyce has over 25 years of experience as chief legal officer and business development executive for publicly traded and privately held provider based and managed care companies. Mr. Joyce most recently served as General Counsel of InnovaCare, Inc., a $2.0 billion managed care insurance company with 450,000 Medicare and Medicaid beneficiaries. Mr. Joyce holds a bachelor’s degree in Economics from the State University of New York at Albany and a JD from the University of Chicago.

Luke McGee is the Co-Chief Executive Officer of the Company. Mr. McGee founded AdaptHealth Holdings in conjunction with Quadrant Management in 2012. He joined Quadrant Management, Inc. in 2010 and held director positions in certain of Quadrant’s portfolio companies along with executive level roles at certain times. Prior to joining Quadrant, Mr. McGee was in the investment banking group at Deutsche Bank and before that Merrill Lynch. He holds a bachelor’s degree in Economics from Duke University. On April 13, 2021, the Company placed Mr. McGee on unpaid leave from his roles as Co-CEO and a Director of the Company, as described in – “Involvement of Executive Officers and Directors in Certain Legal Proceedings”.

Frank Mullen joined AdaptHealth in 2020. Prior to joining AdaptHealth, Mr. Mullen served as the Vice President and Controller of Ryder System, Inc., a leading global logistics and transportation company, since September 2017. Prior to joining Ryder System, Inc., Mr. Mullen was Chief Accounting Officer of Global Eagle Entertainment Inc. and served as Vice President and Controller at Pinnacle Foods Inc. Prior to his role at Pinnacle Foods, Mr. Mullen spent over 15 years with Aramark, where he held positions of increasing responsibility culminating in his role as Vice President and Assistant Controller. Mr. Mullen began his career in the audit and assurance practice of Arthur Andersen LLP. Mr. Mullen holds a bachelor’s degree in accounting from Villanova University and is a Certified Public Accountant.

Joshua Parnes joined AdaptHealth Holdings in 2013 with the acquisition of Ocean Home Health and was appointed President of AdaptHealth Holdings in August 2017. Mr. Parnes has served on our board of directors since the closing of the Business Combination (as defined below). Mr. Parnes is an HME entrepreneur building Ocean Home Health from a startup into a Tech focused HME provider and has over 16 years of operating experience in the home medical equipment industry. Josh focuses on Technology, Strategy and Operations.

Albert Prast joined AdaptHealth in February 2020. Mr. Prast has worked in management roles in the information technology industry for 25 years, specifically as the executive leader of technology vision, strategy, and execution for a number of healthcare companies. Currently, Mr. Prast serves as the Chief Technology Officer of AdaptHealth Holdings. Previously, Mr. Prast served as the chief information and chief technology officer for AeroCare. At AeroCare, Mr. Prast focused on implementing technology solutions to enhance efficiency and create a competitive advantage in an industry that has historically relied on paper-based operations. Mr. Prast is also an active investor and advisor to healthcare technology companies and serves on a number of boards, including DataLink Software, ClinOne, RxREvu, ClearSense, and Carrus.

Shaw Rietkerk joined AdaptHealth Holdings in 2018. Mr. Rietkerk most recently served as Executive Vice President of Revenue Cycle Management at Brightree. Mr. Rietkerk has over two decades of healthcare service leadership experience, with an extensive background in revenue cycle management, operations, business process outsourcing, account management and process. Prior to joining Brightree in 2015, Mr. Rietkerk was Senior Vice President, Worldwide Operations at M*Modal, a leading healthcare technology provider of advanced clinical documentation solutions.

Non-Employee Directors

Richard Barasch has served as our Chairman since our formation and served as the President and Chief Executive Officer of DFB from our formation to the closing of the Business Combination. Mr. Barasch was Chief Executive Officer of Universal American Corp., a publicly-traded health insurance and services company focused on the senior market and government programs, from 1995 until Universal American’s acquisition by WellCare Health Plans in May 2017. Mr. Barasch has developed an extensive network of contacts throughout the healthcare industry and speaks regularly at industry conferences as a healthcare services expert. He is currently Executive Chairman of DFP Healthcare Acquisitions Corp and Deerfield Healthcare Technology Acquisitions Corp. He serves on the Board of Advisors of the Health Policy and Management program at the Columbia University School of Public Health and the Brown School of Public Health. He also serves on the Board of Trustees of the Maimonides Medical Center in Brooklyn, New York. Mr. Barasch graduated from Swarthmore College and Columbia University Law School.

Terence Connors has served on our board of directors since the closing of the Business Combination. Mr. Connors currently serves as board member and audit committee chairman of FS Credit Real Estate Income Trust, Inc. and Suburban Propane Partners L.P. (NYSE) and previously served as board member and audit committee chairman of Cardone Industries, Inc., a privately-held automotive aftermarket parts remanufacturer. After a nearly 40-year career with two international public accounting firms, he retired from KPMG LLP in 2015, where he held the positions of Professional Practice Partner and SEC Reviewing Partner. He was also a member of KPMG’s Board of Directors from 2011 to 2015 and chaired the Audit, Finance & Operations Committee. Mr. Connors has worked with numerous public and private companies, including Fortune 500 companies, as a senior audit and global lead partner. Mr. Connors served 14 years on the board of the Philadelphia Chapter of the National Association of Corporate Directors (NACD), including as Chairman and President. He is a graduate of LaSalle University with a bachelor’s degree in Accounting.

Brad Coppens has served on our board of directors since July 2020. Mr. Coppens joined One Equity Partners (“OEP”) in 2006 and is a Managing Director based in New York. During his tenure at OEP, Mr. Coppens has focused on and completed numerous investments in the healthcare and technology-enabled services industries. From 2012 to 2014, Brad lived in São Paulo, Brazil and led OEP’s prior investing efforts in the region. Mr. Coppens is also a member of the boards of directors of Cless Cosméticos, Ernest Health, OneLink, The Results Companies, Simplura Health Group and Unicoba, and was previously a member of the boards of directors of Allied, Portal de Documentos, Prodigy Health Group, Systagenix Wound Management, Wow! Nutrition and X-Rite. Mr. Coppens was also deeply involved in OEP’s investments in ArthroCare and Wright Medical. Prior to joining OEP, Mr. Coppens worked in the investment banking division of JPMorgan in the mergers and acquisitions group where he focused on healthcare and various other industries. Mr. Coppens is actively involved in a number of non-profit organizations and serves as a board member of The TEAK Fellowship. Mr. Coppens received his B.B.A. from the Stephen M. Ross School of Business at the University of Michigan, where he graduated with high distinction.

Ted Lundberg has served on our board of directors since February 2021. Mr. Lundberg is a Founding Partner at Peloton Equity, LLC. Peloton Equity is a private equity firm that focuses on investing in growing healthcare companies. He previously worked at Ferrer Freeman & Company and prior to that, Donaldson, Lufkin and Jenrette. Mr. Lundberg currently serves on the boards of Arcadia Solutions, Inc. HPOne, Inc., Friday Health Plans, Inc., ClearSky Health, Inc., Aerosafe Global, Inc. and IDX, Inc. Mr. Lundberg holds a B.A. degree from Princeton University.

Alan Quasha has served on our board of directors since the closing of the Business Combination. Mr. Quasha is the Chief Executive Officer of Quadrant Holdings Inc. Mr. Quasha was a Partner of Vanterra Capital LLC and currently sits on the Investment Committee.  He is also an Investment Committee Member of Trilantic Capital Partners Fund IV

since 2009. He serves as a board member of numerous companies, including Carret Holdings, Inc., Brean Capital, LLC since 2005 (where he serves as Chairman), Compagnie Financiere Richemont SA (SWISS: CFR.VX) since 2000 (where he serves as a Non-Executive Director) and ARC Group Worldwide, Inc. since 2016 (where he serves as the Non Executive Chairman). As a venture capital investor, Mr. Quasha brings strategic and financial experience to our board of directors. He has evaluated and invested in numerous companies in the U.S. and emerging markets, across various industries. Many of these investments involved significant hands-on operating experience. He is also Chairman of the Brain Trauma Foundation, was a past Director of American Express Funds and a former Governor of the American Stock Exchange. Mr. Quasha holds a bachelor’s degree from Harvard College, an MBA from Harvard Business School, a Master of Law degree from New York University Law School and a Doctorate of Law from the Harvard Law School.

Susan Weaver, M.D. has served on our board of directors since November 2019. She is the Chief Executive Officer and President of Kepro, a medical management company that facilitates care for vulnerable populations on behalf of state and federal clients. She previously served as the Chief Executive Officer of C 3 HealthcareRX and as the Founder and President of Transformation Health Partners, LLC. Dr. Weaver also served as the Chief Medical Officer for Blue Cross Blue Shield of North Carolina from 2014 to 2015 after serving as the Vice President, Health Delivery Redesign from 2012 to early 2014. Prior to joining Blue Cross Blue Shield of North Carolina, Dr. Weaver served in various leadership roles at WakeMed Health & Hospitals including Executive Vice President, Medical Affairs. Dr. Weaver also previously served as an Executive Director and Physician and founding member for Alliance Medical Ministry, a 501(c)(3) providing medical care to the working uninsured of Wake County, North Carolina. She holds an M.D. from Duke University School of Medicine and a B.S. in Psychology from Duke University.

David S. Williams III has served on our board of directors since July 2020. Mr. Williams is currently co-founder and CEO of Care3, a leading technology platform that uses real-world data to drive healthcare interactions and interventions to improve patient outcomes and reduce costs of care delivered in the home and community. Care3 is inspired by Mr. Williams’s experience caring for his mother prior to her passing and his special needs son. Prior to Care3, Mr. Williams was Co-Founder and CEO of InvolveCare, a mobile task crowdsourcing application for family caregivers. InvolveCare was acquired into Aetna’s enterprise technology suite after only fourteen months in operation. Mr. Williams previously was a Founding Executive of PatientsLikeMe, the world’s first and leading consumer health data sharing platform. He has also held corporate leadership positions at Aetna, Eli Lilly and Company and Deloitte. Mr. Williams is a 2013 Henry Crown Fellow and a 2018 Braddock Fellow of The Aspen Institute and a member of the Aspen Global Leadership Network. Mr. Williams earned a BS in Economics and Entrepreneurial Management from The Wharton School of the University of Pennsylvania and an MBA in Digital Strategy with a certificate in Corporate Governance from the UCLA Anderson School of Management.

Dale Wolf has served on our board of directors since the closing of the Business Combination. Mr. Wolf has served as a member of the board of directors of Molina Healthcare, Inc. since 2013 and as chairman of the board since 2017. Mr. Wolf served as the President and Chief Executive Officer of Onecall Care Management Inc. from January 2016 to February 2019 and as executive chairman from September 2015 to January 2016. Mr. Wolf served as the President and Chief Executive Officer of DBW Healthcare, Inc. from January 2014 to June 2018. Mr. Wolf served as the executive chairman of Correctional Healthcare Companies, Inc., a national provider of correctional health care solutions, from December 2012 to July 2014. From 2005 to 2009, Mr. Wolf served as Chief Executive Officer of Coventry Health Care, Inc., a diversified national health care company, and served as the Executive Vice President, Chief Financial Officer and Treasurer of Coventry Health Care, Inc. from 1996 to 2005. Mr. Wolf was also a member of the boards of directors of Correctional Healthcare Companies, Inc. from 2012 to 2014, Coventry Healthcare, Inc. from 2005 to 2009 and Catalyst Health Solutions, Inc. from 2003 to 2012. Mr. Wolf graduated from Eastern Nazarene College with a Bachelor of Arts degree in Mathematics, with honors, and from the MIT Sloan School Senior Executive Program. He has also been a fellow in the Society of Actuaries since 1979.

Family Relationships

There are no family relationships between any the Company’s directors or any of its executive officers.

Involvement of Executive Officers and Directors in Certain Legal Proceedings

On April 13, 2021, the Company announced that it had learned that authorities in Denmark had formally charged Co-Chief Executive Officer Luke McGee with alleged tax fraud arising from certain past private activity. The alleged personal conduct occurred between March 2014 and August 2015 and the Company is not aware of facts showing any connection to the Company’s business. The Company placed Mr. McGee on unpaid leave from his roles as Co-CEO and a Director of the Company while this matter is pending.

On April 20, 2021, the Company’s board of directors unanimously approved the formation of a Special Committee of Board members, composed of Terence Connors and Dale Wolf, to conduct a full investigation of Mr. McGee’s alleged personal conduct. In addition, the Company’s board of directors also approved the retention of an independent law firm to assist the Special Committee in facilitating the investigation. Mr. McGee will have no role in, and is entirely recused from, the investigation. Our board of directors takes the aforementioned allegations of Mr. McGee’s alleged personal conduct seriously and is committed to acting in the best interest of the Company and all of its shareholders.

Composition of our Board of Directors

Our board of directors is divided into three staggered classes of directors with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class II directors, consisting of Messrs. Connors, Parnes, Lundberg and Williams will expire at our 2021 annual meeting of stockholders. The term of office of the Class III directors, consisting of Messrs. Wolf, Coppens and Dr. Weaver, will expire at our 2022 annual meeting of stockholders. The term of office of the Class I directors, consisting of Messrs. Barasch, Quasha, McGee and Griggs, will expire at our 2023 annual meeting of stockholders. As described above, Mr. McGee is currently on unpaid leave from his roles as Co-CEO and a Director of the Company. Vacancies on the board of directors may be filled by the affirmative vote of a majority of the remaining directors. A director elected by the board of directors to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

Pursuant to the terms of the Amended and Restated Subscription Agreement, dated as of October 15, 2019, among DFB, Deerfield Private Design Fund IV, L.P. (“Deerfield”) and RAB Ventures (DFB) LLC, Deerfield was entitled, at the closing of the Business Combination, to designate for nomination by us for election one director to serve on our board of directors. Deerfield designated Dr. Susan Weaver.

Pursuant to the terms of the letter agreement, dated as of November 8, 2019, by and between the Company, AdaptHealth Holdings, and BlueMountain Summit Opportunities Fund II (US) L.P., BMSB L.P., BlueMountain Foinaven Master Fund L.P. and BlueMountain Fursan Fund L.P. (collectively, the “BlueMountain Entities”) (the “BlueMountain Board Designee Rights Letter Agreement), the BlueMountain Entities or their permitted transferees holding a majority of the outstanding principal amount under the promissory notes made by AdaptHealth Holdings to the BlueMountain Entities (or their permitted transferees) (collectively, the “BM Notes”) have the right, until the date on which the BM Notes have been paid in full, to designate and nominate for election one director to our board of directors. BlueMountain’s designee is Dale Wolf.

Pursuant to the terms of the investment agreement, dated as of May 25, 2020, by and between the Company, OEP AHCO Investment Holdings, LLC and solely for purposes of Section 3.10 thereof, One Equity Partners VII, L.P. and its affiliates (collectively, the “OEP Investor”) (the “OEP Investment Agreement”), for as long as the OEP Investor holds beneficial ownership of at least 25% of the shares of capital stock of the Company purchased thereunder, the OEP Investor has the right to designate and nominate for election one director to our board of directors. The OEP Investor’s designee is Brad Coppens.

Pursuant to the terms of the merger agreement, dated as of December 1, 2020, by and between the Company, AH Apollo Merger Sub Inc., AH Apollo Merger Sub II, Inc., AeroCare Holdings, Inc. and Peloton Equity, LLC (the “AeroCare Merger Agreement”), for so long as Peloton Equity AeroCare SPV I, L.P. and SkyKnight Aero Holdings, LLC or an affiliate thereof (the “AeroCare Sellers”) hold in the aggregate among them at least 35% of the share consideration issued to them under the AeroCare Merger Agreement, on an as-converted basis, the AeroCare Sellers have the right to nominate one director to our board of directors. The AeroCare Sellers’ designee is Ted Lundberg.

Our board of directors held 23 meetings during 2020. During 2020, each of our incumbent directors attended at least 75% of the meetings of the board and the meetings of the committees of the board on which that director served (in each case, which were held during the period for which such incumbent director was a director). We do not have a policy regarding director attendance at annual meetings, but we encourage the directors to attend if possible. The Chairman of our board of directors attended the 2020 annual meeting of stockholders.

Officers are appointed by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office.

Director Independence

Our shares of Class A Common Stock are listed on the Nasdaq Capital Market and trade under the symbol “AHCO”, and we are subject to Nasdaq listing standards. Nasdaq Listing Rule 5605 requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A 3 under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A 3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of the composition of our board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Messrs. Barasch, Williams, Quasha, Wolf, Coppens, Lundberg and Connors and Dr. Weaver, representing eight of our eleven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2).

Our board of directors also determined that Messrs. Wolf, Quasha and Connors, who comprise our audit committee, Messrs. Barasch, Wolf, Quasha, and Coppens who comprise our compensation committee, and Messrs. Connors, Coppens and Barasch and Dr. Weaver, who comprise our nominating and governance committee, satisfy the independence standards for such committees established by the SEC and Nasdaq listing standards, as applicable. In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including beneficial ownership of our capital stock.

Board Leadership Structure and Role in Risk Oversight

Richard Barasch serves as the Chairman of our board of directors, Luke McGee and Stephen Griggs serve as our Co-Chief Executive Officers and Joshua Parnes serves as our President. We believe that the most effective leadership structure at the present time is to have separate Chairman, Co-Chief Executive Officers and President positions because this allows the board of directors to benefit from having multiple strong voices bringing separate views and perspectives to meetings. Our board of directors has established an Executive Committee, consisting of Richard Barasch, Stephen Griggs, Ted Lundberg, Joshua Parnes, Bradley Coppens, Alan Quasha and Luke McGee, to which the board has delegated certain decision-making power, including the ability to approve acquisitions involving consideration of less than $5 million. As described above, Mr. McGee is currently on unpaid leave from his roles as Co-CEO and a Director of the Company.

Our board of directors is responsible for overseeing the overall risk management process at the Company. Risk management is considered a strategic activity within the Company and, responsibility for managing risk currently rests with executive management while the board participates in the oversight of the process. The oversight responsibility of our board is enabled by management reporting processes designed to provide visibility to the board about the identification, assessment, and management of critical risks. Those areas of focus include strategic, operational, financial and reporting, compliance and other risks. Our audit committee enhances the board’s oversight of risk management and discusses with management, the independent auditor and the internal auditor policies with respect to risk assessment and risk management, including significant operating and financial risk exposures and the steps management has taken to monitor, control and report such exposures. Further, our compensation committee enhances the board’s oversight of risk management by considering the impact of the Company’s compensation policies and plans, and the incentives created by the Company’s compensation policies and plans, on the Company’s risk profile.

Committees of the Board of Directors

The standing committees of our board of directors currently consist of an audit committee, a compensation committee, a nominating and governance committee and a compliance committee. Each of the committees reports to the board of directors as they deem appropriate and as the board may request. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

Our audit committee consists of Dale Wolf, Alan Quasha and Terence Connors, and Mr. Connors serves as chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. We have determined that each of Messrs. Wolf, Quasha and Connors qualifies as independent under Nasdaq listing standards and applicable SEC rules with respect to audit committee membership. We have also determined that Mr. Connors qualifies as an “audit committee financial expert” as defined in applicable SEC rules. During fiscal year 2020, our audit committee met eight times, including telephonic meetings, which included eight joint meetings held together with meetings of our board of directors.

The audit committee charter, which is available on our website at https://www.adapthealth.com/investor-relations, details the principal functions of the audit committee including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre approving all audit and non audit services to be provided by the independent registered public accounting firm or any other independent registered public accounting firm engaged by us, and establishing pre approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality control procedures and (ii) any material issues raised by the most recent internal quality control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our compensation committee consists of Richard Barasch, Dale Wolf, Bradley Coppens and Alan Quasha, and Mr. Quasha serves as chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. We have determined that each of Messrs. Barasch, Wolf, Coppens and Quasha qualifies as independent under Nasdaq listing standards and applicable SEC rules. Our compensation committee held four meetings during 2020. The compensation committee charter, which is available on our website at https://www.adapthealth.com/investor-relations, details the principal functions of the compensation committee including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officers’ compensation, evaluating our Co-Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officers based on such evaluation in executive session at which our Co-Chief Executive Officers are not present;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our equity based remuneration plans;
●	assisting management in complying with our SEC filings;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee is responsible for determining appropriate compensation levels and arrangements for our executive officers and directors, ensuring that our compensation program is consistent with our compensation philosophy and peer company practices. In making these determinations, the compensation committee considers each executive officer’s individual performance, the recommendations of our Co-Chief Executive Officers and President and additional factors, such as the executive officer’s responsibilities, experience level and tenure. In 2019, the Company engaged Farient to provide a market assessment of director compensation, which our compensation committee also considered in determining the compensation for our directors. The Company engaged Farient again in 2020 to design a long-term incentive plan for the Company’s top executives, which recommendations were considered by our compensation committee in determining the equity compensation awards made to our top executives in 2021.

In determining the levels and mix of executive and director compensation, our compensation committee does not generally rely on formulaic guidelines, but rather maintains a flexible approach to compensation determinations, which allows it to adapt the various elements of compensation to motivate individual executives and achieve our specific strategic and financial goals. The compensation committee then approves, with any modifications it deems appropriate, base salaries, target annual incentive bonuses and grants for our executive officers and directors, as applicable.

Our Co-Chief Executive Officers and President do not have a role in setting their own base salary, annual bonus or the size of their annual equity compensation awards. The compensation committee reviews the specific corporate goals and objectives relevant to the compensation of our Co-Chief Executive Officers and President and evaluates their respective performance and pay in light of these goals and objectives. Our Co-Chief Executive Officers and President provide recommendations for each executive officer’s base salary, annual bonus and target annual equity compensation award, as well as recommendations with respect to director compensation, for the compensation committee’s review.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC. Other than the engagements of Farient described above, the compensation committee has not retained a compensation consultant to recommend or assist in determining the amount or form of executive or director compensation.

The compensation committee may delegate to any one of its members or any subcommittee it may form, the responsibility and authority for any particular matter, as it deems appropriate from time to time under the circumstances.

Nominating and Governance Committee

Our nominating and governance committee is responsible for, among other matters: (i) identifying individuals qualified to become members of our board of directors consistent with criteria approved by our board; (ii) overseeing the organization of our board of directors to discharge the board’s duties and responsibilities properly and efficiently; (iii) identifying best practices and recommending corporate governance principles; and (iv) developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.

Our nominating and governance committee consists of Terence Connors, Dr. Susan Weaver, Bradley Coppens and Richard Barasch, with Mr. Barasch serving as the chair of the nominating and governance committee. We have determined that each of Messrs. Connors, Coppens and Barasch and Dr. Weaver qualifies as independent under Nasdaq listing standards and applicable SEC rules. Our nominating and governance committee held one meeting during 2020. The written charter for the nominating and corporate governance committee is available on our website at https://www.adapthealth.com/investor-relations.

Subject to the BlueMountain Board Designee Rights Letter Agreement, the OEP Investment Agreement and the AeroCare Merger Agreement discussed elsewhere in this proxy statement, which provide certain of our stockholders with rights to designate director nominees, the nominating and governance committee uses a variety of methods for identifying and evaluating nominees for director. In recommending director nominees to the board apart from those nominees designated pursuant to the BlueMountain Board Designee Rights Letter Agreement, the OEP Investment Agreement and the AeroCare Merger Agreement, the committee solicits candidate recommendations from its own members, other directors and management. The committee assesses the appropriate size of the board and whether any vacancies on the board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, and the designation provisions of the BlueMountain Board Designee Rights Letter Agreement, the OEP Investment Agreement and the AeroCare Merger Agreement do not apply, the committee considers whether to fill those vacancies and, if applicable, considers various potential director candidates. The committee evaluates any such candidates at regular or special meetings of the committee, and such candidates may be considered at any point during the year.

The nominating and governance committee has not adopted specific, minimum qualifications or specific qualities or skills that must be met by a nominating committee-recommended nominee. The committee seeks to ensure that the membership of the board and each committee of the board satisfies all relevant Nasdaq listing standard requirements and applicable laws and regulations and all requirements of our organizational documents. The nature of the specific qualifications, qualities, experience or skills (including international versus domestic background, diversity, age, and legal and regulatory requirements) that the committee may look for in any particular director nominee who is not a designee under the BlueMountain Board Designee Rights Letter Agreement, the OEP Investment Agreement or the AeroCare Merger Agreement depends on the qualifications, qualities and skills of the rest of the directors at the time of any vacancy on the board. The committee does not have a formal policy regarding the consideration of diversity in identifying director nominees beyond being committed to ensuring that no person would be excluded from consideration for service as a director as a result of their sex, race, religion, creed, sexual orientation or disability.

The nominating and governance committee also considers director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting. Our stockholders that wish to nominate a director for election to our board should follow the procedures set forth in our bylaws.

Compliance Committee

Our compliance committee exercises oversight responsibility, review regulatory compliance issues and report to our board of directors with respect to our regulatory compliance programs. Our compliance committee consists of Dr. Weaver and Messrs. Barasch, Williams and Wolf, with Dr. Weaver serving as the chair of the compliance committee. Our compliance committee held five meetings during 2020.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have previously filed a copy of our Code of Ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at https://www.sec.gov. Our Code of Ethics, audit committee charter, compensation committee charter, nominating and governance committee charter and compliance committee charter are also available free of charge on our corporate website at https://www.adapthealth.com/investor-relations. The information on our website does not constitute part of this proxy statement. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8 K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own, or are part of a group that owns, more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of such reports filed with the SEC, and written representations from directors and executive officers that all Section 16(a) reports required to be filed for such persons had been filed, we believe that no director, officer or beneficial owners of more than 10% of our total outstanding shares of Class A Common Stock failed to file the reports required by Section 16(a) of the Exchange Act on a timely basis during the fiscal year ended December 31, 2020, except for one Form 4 report relating to four transactions for Luke McGee that was inadvertently filed one day late.

Communications with the Board

Stockholders and other interested parties wishing to communicate with the board of directors or with an individual board member concerning the Company may do so by writing to the board or to the particular board member and mailing the correspondence to our principal executive offices to the attention of our Secretary. If from a stockholder, the envelope should indicate that it contains a stockholder communication. All such communication will be forwarded to the director or directors to whom the communications are addressed.

Item 11. Executive Compensation

The following disclosure describes the material elements of the compensation of the Company’s named executive officers for the year ended December 31, 2020 and is presented based on the reduced disclosure rules applicable to the Company as an “emerging growth company” within the meaning of the Securities Act. For the year ended December 31, 2020, our named executive officers were:

●	Luke McGee, Co-Chief Executive Officer;
●	Jason Clemens, Chief Financial Officer; and
●	Shaw Rietkerk, Chief Operating Officer-Centralized Operations.

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards ($)	Non-equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Luke McGee(6)	2020	500,000	—	—	—	500,000	9,533	1,009,533
Co-Chief Executive Officer	2019	458,333	1,000,000	5,278,612	1,325,974	450,000	967,152	9,480,071
Jason Clemens(7)	2020	179,808	150,000	1,107,552	—	159,375	6,883	1,603,618
Chief Financial Officer
Shaw Rietkerk(7)	2020	320,000	—	1,029,004	—	162,500	6,058	1,517,562
Chief Operating Officer-Centralized Operations

(1)

The amount report in this column for Mr. Clemens reflects his annual base salary of $425,000, as prorated to reflect the commencement of his employment on July 13, 2020. Effective February 26, 2020, the annual base salary for Mr. Rietkerk was increased to $325,000. For additional information, please see “—Narrative to Summary Compensation Table—Executive Employment Agreements” below.

(2)

The amount reported in this column for Mr. Clemens represents a start date bonus paid to Mr. Clemens in connection with the commencement of his employment with the Company. For additional information, please see “—Narrative to Summary Compensation Table—Executive Employment Agreements” below.

(3)

The amounts reported in this column for 2020 represent the aggregate grant-date fair value of the shares of restricted stock granted during the fiscal year ended December 31, 2020, in accordance with FASB ASC 718. These amounts reflect the grant-date fair value of the shares of restricted stock for accounting purposes and do not represent the actual economic value that may be realized by each named executive officer. There can be no assurance that these amounts will ever be realized.

(4)

The amounts reported in this column for 2020 represent the annual performance-based incentive compensation earned with respect to 2020 by each named executive officer. These amounts were paid in the first quarter of 2021. The amount for Mr. Clemens was prorated to reflect the commencement of his employment on July 13, 2020. For additional information, please see “—Narrative to Summary Compensation Table—Executive Employment Agreements” below.

(5)

For the year ended December 31, 2020, the amounts reported as earned by each named executive officer in this column represent the following: (i) for Mr. McGee, the amount reported represents $454 in life insurance premiums, $6,939 in automobile expenses and an employer matching contribution to the Company’s 401(k) plan equal to $2,140; (ii) for Mr. Clemens, the amount reported represents $138 in life insurance premiums, $5,077 in automobile expenses and an employer matching contribution to the Company’s 401(k) plan equal to $1,668; and (iii) for Mr. Rietkerk, the amount reported represents $458 in life insurance premiums and an employer matching contribution to the Company’s 401(k) plan equal to $5,600.

(6)

On April 13, 2021, the Company placed Mr. McGee on unpaid leave from his roles as Co-CEO and a Director of the Company, as described in Item 10 “Involvement of Executive Officers and Directors in Certain Legal Proceedings.”

(7)	Messrs. Clemens and Rietkerk were not named executive officers of the Company for the year ended December 31, 2019.

Narrative to Summary Compensation Table

Executive Employment Agreements

Certain of the compensation paid to our named executive officers reflected in the summary compensation table was provided pursuant to employment agreements with the Company or one of its subsidiaries, which are summarized below. For a discussion of the severance pay and other benefits to be provided to our named executive officers in connection with a termination of employment and/or a change in control under arrangements with each of our named executive officers, please see “—Potential Payments Upon Termination or Change In Control” below.

Luke McGee. Mr. McGee is party to an employment agreement, dated March 20, 2019, pursuant to which Mr. McGee is entitled to receive an annual base salary of $500,000, and is eligible to receive a target annual incentive bonus equal to 100% of his base salary based on the achievement of annual company and individual performance objectives for such fiscal year, subject to continued employment through the applicable payment date. In connection with his employment agreement, Mr. McGee entered into a restrictive covenant agreement, which includes a 24-month post-termination non-compete and non-solicit of the employees, consultants, clients, customers and other business relationships of the Company and its affiliates, and an indefinite covenant against making any disparaging or defamatory comments regarding the Company or any of its affiliates. On April 13, 2021, the Company placed Mr. McGee on unpaid leave from his roles as Co-CEO and a Director of the Company, as described in Item 10 “Involvement of Executive Officers and Directors in Certain Legal Proceedings”.

Jason Clemens. Mr. Clemens is party to an employment agreement, dated May 1, 2020, pursuant to which Mr. Clemens is entitled to receive an annual base salary of $425,000 and is eligible to receive a target annual incentive bonus equal to 75% of his base salary based on the achievement of annual company and individual performance objectives for such fiscal year, subject to continued employment through the applicable payment date. Pursuant to his employment agreement, Mr. Clemens received a one-time start date bonus of $150,000, which was subject to recoupment in the event that he resigned without “good reason” or was terminated for “cause,” in either case within 90 days of his commencement date. In connection with his employment agreement, Mr. Clemens entered into a restrictive covenant agreement, which includes a 12 month post-termination non-compete and non-solicit of the employees, consultants, clients, customers and other business relationships of the Company and its affiliates, and an indefinite covenant against making any disparaging or defamatory comments regarding the Company or any of its affiliates.

Shaw Rietkerk. Mr. Rietkerk is party to an offer letter, effective February 26, 2020, pursuant to which he is entitled to receive an annual base salary of $325,000 and is eligible to receive a target annual incentive bonus equal to 50% of his base salary based on the achievement of annual company and individual performance objectives for such fiscal year, subject to continued employment through the applicable payment date. Mr. Rietkerk is also party to a restrictive covenant agreement, which includes a 12 month post-termination non-compete and non-solicit of the employees, consultants, clients, customers and other business relationships of the Company and its affiliates, and an indefinite covenant against making any disparaging or defamatory comments regarding the Company or any of its affiliates.

2020 Bonuses

Bonuses payable to our named executive officers in respect of service during 2020 were paid in the first calendar quarter of 2021 and were determined based on the achievement of company performance, Adjusted EBITDA less Patient Equipment Capex and compliance thresholds established by our compensation committee.

Long-Term Incentives

Incentive Units. Prior to the Business Combination, AdaptHealth Holdings made grants of incentive units pursuant to the AdaptHealth Holdings LLC Agreement and a form of AdaptHealth Holdings Incentive Unit Grant Notice to certain executive officers, including Messrs. McGee and Rietkerk. The incentive units were intended to qualify as profits interests for federal income tax purposes, and Messrs. McGee and Rietkerk became members of AdaptHealth Holdings, bound by all the terms and conditions set forth in the AdaptHealth Holdings LLC Agreement.

On June 13, 2019, AdaptHealth Holdings granted incentive units to certain executive officers, including Messrs. McGee and Rietkerk, 50% of which provided for vesting in substantially equal installments on each of the first, second, third and fourth anniversaries of the vesting commencement date (the “Time Units”), and 50% of which provided for vesting on the earlier to occur of (x) a “Sale of the Company” (as defined in the AdaptHealth Holdings LLC Agreement) and (y) the fourth anniversary of the vesting commencement date (the “Performance Units”). If (i) a named executive officer’s employment is terminated for an act or omission giving rise to cause that results directly from a breach of his fiduciary duties to, or directly results, or could be reasonably be expected to directly result, in material liability to, AdaptHealth Holdings or any of its affiliates, or (ii) the named executive officer breaches any restrictive covenant to which he is bound, in each case, the named executive officer forfeits their incentive units in their entirety, regardless of whether or not they have vested. If the named executive officer’s employment is terminated for any other reason, then all unvested incentive units will be forfeited and cancelled on and after the effective date of such termination.

In connection with the closing of the Business Combination, all of the incentive units were exchanged for AdaptHealth Units, together with a corresponding number of shares of Class B Common Stock, based on the equity consideration valuation at the closing of the Business Combination, and the consideration received in respect of the Time Units remained subject to the same vesting terms and conditions as applicable to the Time Units immediately prior to the closing of the Business Combination. The applicable performance criteria in respect of the Performance Units was deemed satisfied in connection with the Closing pursuant to the terms of the Merger Agreement and the consideration received in respect of the Performance Units was then made subject to time-based vesting, with 25% of such consideration vesting on each of the first four quarterly anniversaries of the closing of the Business Combination.

For additional information on the consideration received in respect of the incentive units, see “Description of Securities—Authorized and Outstanding Stock—Common Stock” above.

2019 Stock Incentive Plan. On October 14, 2019, our board of directors adopted the 2019 Stock Incentive Plan (the “Plan”), which was subsequently approved on November 7, 2019 by our stockholders and the Plan became effective on the Closing.

November 2019. On November 21, 2019, our compensation committee approved the grants of stock options and restricted stock to certain executive officers, including Messrs. McGee and Rietkerk, pursuant to the Plan and the applicable form of award agreement. The stock options and the shares of restricted stock are eligible to vest 1/3rd on December 31st of each of 2020, 2021 and 2022 subject to the achievement of the applicable performance criteria.

The performance criteria applicable to the stock options was based on the growth of per share Adjusted EBITDA less Patient Equipment CapEx in respect of the 2020 fiscal year against the per share Adjusted EBITDA less Patient Equipment CapEx in respect of the 2019 fiscal year. The performance criteria applicable to the stock options was deemed satisfied based on the actual achievement of growth, such that 1/3rd of the stock options vested on December 31, 2020 and the remainder of the stock options will vest in equal installments on each of December 31, 2021 and December 2022.

The performance criteria applicable to the shares of restricted stock is based on the compound annual growth rate of the price per share of our Common Stock as of the applicable vesting date against a baseline per share price of $10.00. The performance criteria applicable to the shares of restricted stock was deemed satisfied based on the actual compound annual growth rate as of December 31, 2020, such that 1/3rd of the shares of restricted stock vested on December 31, 2020. The remainder of the shares of restricted are eligible to vest in equal installments on each of December 31, 2021 and December 2022 subject to the achievement of the applicable performance criteria. The shares of restricted stock that fail to vest based on the achievement of the performance criteria will be forfeited for no consideration.

In the event that Messrs. McGee or Rietkerk experiences a termination of employment by us without “cause” (other than due to death or disability) or by the applicable named executive officer for “good reason,” in each case, the applicable named executive officer will vest in the stock options on the date of termination and will remain eligible to vest in shares of restricted stock, as applicable, that would have vested had the named executive not undergone a termination until the end of the 24 month period for Mr. McGee, or 12 month period for Mr. Rietkerk, following the date of termination; provided, however, that if such termination occurs within one year of a “change in control,” or the named executive officer experiences a termination as a result of his death or disability, the applicable named executive officer will vest in the stock options on the date of termination and will remain eligible to vest in shares of restricted stock, as applicable, that would have vested had the applicable named executive not undergone a termination until December 31, 2022. Any vesting of stock options or eligibility for continued vesting of restricted stock, in each case, following a termination of employment is subject to the respective named executive officer’s execution and non-revocation of a general release of claims in favor of the Company and its affiliates.

March 2020. On March 3, 2020, our compensation committee approved the grant of shares of restricted stock to Mr. Rietkerk pursuant to the Plan and the applicable form of award agreement. The shares of restricted stock are eligible to vest 25% on each of the first four anniversaries of March 1, 2020, subject to Mr. Rietkerk’s continued employment through each applicable vesting date. In the event that Mr. Rietkerk experiences a termination of employment by us without “cause” (other than due to death or disability), all then-unvested shares of restricted stock that would have vested during the period ending on the earlier of (x) the date that is three months following the termination of Mr. Rietkerk’s employment and (y) March 1, 2024 will vest upon such termination of employment. Any vesting of restricted stock following a termination of employment is subject to Mr. Rietkerk’s execution and non-revocation of a general release of claims in favor of the Company and its affiliates.

July 2020. In connection with the commencement of his employment, the compensation committee approved the grant of shares of restricted stock to Mr. Clemens pursuant to the Plan and the applicable form of award agreement. The shares of restricted stock are eligible to vest 1/3rd on each of the first three anniversaries of July 13, 2020, subject to Mr. Clemens’ continued employment through each applicable vesting date.

Health and Welfare Plans

Our named executive officers are eligible to participate in the employee benefit plans, including medical, dental, vision, life, disability, health and dependent care flexible spending accounts and accidental death and dismemberment benefit plans maintained by the Company or one of our subsidiaries, in each case on the same basis as all of our other employees, except that (i) Messrs. McGee and Clemens were also each entitled to reimbursement of automobile expenses of up to $1,000 per month, and (ii) Mr. McGee could elect to receive an annual reimbursement of $15,000 for participation in a family health insurance plan of their choosing in lieu of participation in a family health insurance plan maintained by the Company.

Retirement Plan

One of our subsidiaries sponsors a retirement plan intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”), containing a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code, for the benefit of our employees, including our named executive officers. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. All employee contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Pre-tax contributions by participants to the plan and the income earned on those contributions are generally not taxable to participants until withdrawn, and, participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee is 100% vested in his or her pre-tax deferrals when contributed. We currently make an employer matching contribution of 100% on the first 1% of an employee’s contribution and 50% on the next 2% of an employee’s contribution.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by each of our named executive officers as of December 31, 2020.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(3)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Luke McGee	June 13, 2019(1)	—	—	—	—	239,793	9,006,625(6)
	November 21, 2019(2)	—	—	—	—	100,000	3,756,000(7)
	November 21, 2019	416,667	833,333	11.50	November 21, 2029	—	—
Jason Clemens	July 13, 2020(4)	—	—	—	—	59,418	2,231,740(7)

Shaw Rietkerk	June 13, 2019(1)	—	—	—	—	89,922	3,377,470(6)
	November 21, 2019(2)	—	—	—	—	16,667	626,000(7)
	November 21, 2019	69,444	138,889	11.50	November 21, 2029	—	—
	March 3, 2020(5)	—	—	—	—	62,936	2,363,876(7)
(1)

Represents AdaptHealth Units and a corresponding number of shares of Class B Common Stock received in consideration of outstanding incentive units in connection with the Closing, which provided for vesting of 1/3rd on each of May 20, 2021, May 20, 2022 and May 20, 2023. These AdaptHealth Units and corresponding shares of Class B Common Stock were converted into an equal number of shares of Class A Common Stock, and vesting was accelerated, on January 1, 2021. For additional information, see “—Narrative to Summary Compensation Table—Long-Term Incentives—Incentive Units” above.

(2)

Represents grants of restricted stock eligible to vest 50% on December 31, 2021 and December 31, 2022, subject to the achievement of performance criteria. For additional information, see “—Narrative to Summary Compensation Table—Long-Term Incentives—2019 Stock Incentive Plan” above.

(3)

Represents grants of stock options eligible to vest 50% on December 31, 2021 and December 31, 2022. For additional information, see “—Narrative to Summary Compensation Table—Long-Term Incentives—2019 Stock Incentive Plan” above.

(4)

Represents a grant of restricted stock eligible to vest 1/3rd on each of the first, second and third anniversaries of July 13, 2020. For additional information, see “—Narrative to Summary Compensation Table—Long-Term Incentives—2019 Stock Incentive Plan” above.

(5)

Represents a grant of restricted stock eligible to vest 25% on each of the first, second, third and fourth anniversaries of March 1, 2020. For additional information, see “—Narrative to Summary Compensation Table—Long-Term Incentives—2019 Stock Incentive Plan” above.

(6)

As of December 31, 2020, the fair market value of an AdaptHealth Unit and a corresponding share of Class B Common Stock was approximately $37.56, which was the closing price of a share of our Class A Common Stock on December 31, 2020.

(7)	As of December 31, 2020, the fair market value of a share of our Class A Common Stock was $37.56.

Potential Payments Upon Termination or Change in Control

The following summaries describe the potential payments and benefits that we would provide to its named executive officers in connection with a termination of employment and/or a change in control, in each case, as of December 31, 2020.

Severance Benefits

Other than as set forth below, we did not offer or have in place for our named executive officers any formal retirement, severance or similar compensation programs providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change in control (other than our contributory defined contribution plan) as of December 31, 2020.

Luke McGee and Jason Clemens. Pursuant to their employment agreement, in the event that either of Messrs. McGee’s or Clemens’ employment is terminated by us without “cause,” or by Messrs. McGee or Clemens for “good reason,” as applicable, subject to their execution and non-revocation of a general release of claims in favor of the Company and its affiliates, (i) Mr. McGee is entitled to (x) any unpaid annual bonus in respect of any completed fiscal year that has ended prior to the date of such termination, (y) continued payment of base salary for a period of 24 months following such date of termination, and (z) an amount equal to two times his then-current target annual bonus, payable in substantially equal installments during the 24-month period following such date of termination in accordance with regular payroll practices; and (ii) Mr. Clemens is entitled to continued payment of his base salary and continued participation in company benefit plans for a period of 12 months following such termination and a pro-rated target annual bonus for the year of such termination, payable at the same time as the yearly bonuses for such year are other paid to the Company’s senior management.

Shaw Rietkerk. Pursuant to his offer letter, in the event that Mr. Rietkerk’s employment is terminated by us without “cause,” Mr. Rietkerk is entitled to continued payment of his base salary for a period of six months following such termination.

Long-Term Incentives. See “—Narrative to Summary Compensation Table—Long-Term Incentives—2019 Stock Incentive Plan” above for the treatment of equity awards held by our named executive officers in connection with a termination of employment and/or a change in control.

Director Compensation

The following table sets forth the material terms of the compensation received by each of our non-employee directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
Richard Barasch	50,000	201,733	251,733
Alan Quasha	50,000	126,077	176,077
Terence Connors	100,000	100,866	200,866
Susan Weaver, M.D.	75,000	100,866	175,866
Dale Wolf	50,000	100,866	150,866
David S. Williams III	25,000	100,866	125,866
Bradley Coppens	25,000	100,866	125,866

(1)

For the year ended December 31, 2020, each of our non-employee directors received cash payments totaling $50,000, representing their annual retainer fees for their service during 2020. The amounts reported for each of Dr. Weaver and Mr. Connors include additional cash payments totaling $25,000 and $50,000, respectively, representing their annual retainer fees for their service as chairs of our compliance committee and audit committee, respectively. The amounts reported for Messrs. Williams and Coppens represent the pro-rated amount of their annual retainer fees for their service following their appointment to our Board of Directors during the year ended December 31, 2020.

(2)

Represents the aggregate grant-date fair value for accounting purposes, in accordance with FASB ASC 718, of (i) 4,509 shares of restricted stock to each of our non-employee directors, and (ii) with respect to Messrs. Barasch and Quasha, an additional 4,508 and 1,127, respectively, shares of restricted stock for their service as our Chairman and the chair of our compensation committee, respectively, granted pursuant to the Plan and approved by our compensation committee on September 9, 2020 and will vest 100% on the occurrence of our 2021 annual meeting of stockholders.

Narrative to Director Compensation

In general, during each fiscal year, our non-employee directors are eligible to receive (i) an annual cash retainer of $50,000 and (ii) a grant of shares of restricted stock in the amount of $100,000, determined based on the volume-

weighted average price of a share of Common Stock as reported by NASDAQ for the 20 days immediately prior to the annual meeting of stockholders of the Company. Our Chairman and the chairs of certain of our board committees are eligible to receive an additional annual retainer (in cash or as a grant of restricted shares (determined based on the volume-weighted average price of a share of Common Stock as reported by NASDAQ for the 20 days immediately prior to the annual meeting of stockholders of the Company), at the non-employee director’s election) in the following amounts:

●	$100,000 for our Chairman;
●	$50,000 for the chair of our audit committee; and
●	$25,000 for the chairs of each of our compensation committee and compliance committee.

Our Chairman also serves as the chair of our nominating and governance committee, for which he does not receive any additional retainer fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of March 31, 2021:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of our Common Stock;
●	each of our named executive officers and directors; and
●	all of our current officers and directors, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security or has the right to acquire securities within 60 days, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of our Common Stock as of March 31, 2021 is based on (x) 129,323,554 shares of Class A Common Stock issued and outstanding in the aggregate as of March 31, 2021 assuming the issuance of AdaptHealth Holdings restricted shares of Class A Common Stock pursuant to approved grants and (y) no shares of Class B Common Stock issued and outstanding.

Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all shares of voting stock beneficially owned by them.

Beneficial Ownership Table
	Class A Common Stock
Name and Address of Beneficial Owner(1)	# of Shares	% of Total
Directors and Named Executive Officers
Richard Barasch(2)	857,234	*
Dr. Susan Weaver	28,064	*
Alan Quasha(3)	11,886	*
Terence Connors	9,509	*
Dale Wolf(4)	27,009	*
Bradley Coppens(5)	4,509	*
David Williams III(6)	4,509	*
Stephen Griggs(7)	4,836,355	3.7%

Theodore Lundberg(8)	9,457,343	7.3%
Luke McGee(9)	4,420,097	3.4%
Joshua Parnes	625,195	*
Jason Clemens	80,209	*
Shaw Rietkerk	319,497	*
Stockholders beneficially owning 5% or more of our Common Stock
Everest Trust(10)	15,644,839	12.1%
OEP AHCO Investment Holdings, LLC(11)	13,818,180	10.7%
Peloton Equity GP, LLC (12)	9,457,343	7.3%
Matthew Ebbel (13)	8,089,733	6.3%
Still Water Nevada Trust(14)	7,121,367	5.5%
All directors and executive officers as a group (17 individuals)	22,368,484	17.3%

* Represents beneficial ownership of less than 1% of our Common Stock.

(1) Unless otherwise noted, the business address of each of the listed entities or individuals is c/o AdaptHealth LLC, 220 West Germantown Pike, Suite 250, Plymouth Meeting, PA 19462.

(2) The business address of Mr. Barasch is 780 Third Avenue, New York, NY 10017. Includes shares of Class A Common Stock underlying 527,314 warrants that are currently exercisable.

(3) The business address of Mr. Quasha is c/o Quadrant Management, Inc., 320 Park Avenue, New York, NY 10022. Based on the Schedule 13D filed with the SEC on January 9, 2020, Mr. Quasha may be deemed to beneficially own 208,280 shares of Class A Common Stock owned by Quadrant Management, Inc.

(4) The business address of Mr. Wolf is c/o Molina Healthcare, Inc., 200 Oceangate, Suite 100, Long Beach, CA 90802.

(5) The business address of Mr. Coppens is c/o One Equity Partners, 510 Madison Avenue, 19th Floor, New York, New NY 10022.

(6) The business address of Mr. Williams is 6272 Condon Ave., Los Angeles CA 90056.

(7) Includes 1,341,770 shares of Class A Common Stock subject to outstanding options.

(8) The business address of Mr. Lundberg is 10 Glenville Street, Greenwich, CT 06831. Includes shares beneficially owned by Peloton Equity GP, LLC.

(9) Includes shares and warrants held directly by Fresh Pond Investment LLC (“Fresh Pond”), 2321 Capital LLC (“2321 Capital”) and LBM DME Holdings LLC (“LBM”), entities controlled by Mr. McGee. Fresh Pond holds 1,793,883 shares of Class A Common Stock. 2321 Capital holds 716,594 shares of Class A Common Stock. LBM holds 1,196,703 shares of Class A Common Stock.

(10) Based upon information reported on the Schedule 13D filed with the SEC on January 9, 2020 and other information provided to the Company. Includes shares and warrants held directly by Clifton Bay Offshore Investments L.P. (“Clifton Bay Investments”) and Quadrant Management, Inc. (“QMI”). Clifton Bay Investments holds 15,436,559 shares of Class A Common Stock (including shares of Class A Common Stock underlying 665,628 warrants that are currently exercisable). QMI holds 208,280 shares of Class A Common Stock (including 41,473 shares of Class A Common Stock underlying warrants that are currently exercisable). The general partner of Clifton Bay Investments is Clifton Bay Management Ltd. (“Clifton Bay Management”), which is indirectly owned by the Trustee of the Everest Trust (“Everest”), a trust settled by Mr. Wayne Quasha. Q Management Services (PTC) Ltd., as Trustee of Everest Trust, owns all of the shares of Everest Hill Group Inc., which indirectly controls Clifton Bay Management. Vicali Services (BVI) Inc., a British Virgin Islands company (“Vicali”), is the sole director of Everest Hill Group Inc. and Q Management, and Susan V. Demers, a United States citizen, and Andrea J. Douglas, a citizen of New Zealand, are the directors of Vicali and each of them has voting power over Vicali and thus power over investment and voting determinations made by Clifton Bay Management. QMI is owned by Everest Hill Group Inc. Mr. Wayne Quasha ultimately beneficially owns all of the shares of Everest Hill Group Inc., and as such, is in a position, indirectly, to determine the investment and voting decisions made by Everest Hill Group Inc. and Clifton Bay Management. The business address of Clifton Bay Investments and Clifton Bay Management is Tropic Isle Building, P.O. Box 3331, Road Town, Tortola, British Virgin Islands VG 1110. The business address of Mr. Wayne Quasha is c/o PFD Corporate Services (BVI) Limited, Tropic Isle Building, P.O. Box 3331, Road Town, Tortola, British Virgin Islands VG 1110. The business address of Everest Hill Group Inc. is Tropic Isle Building, P.O. Box 3331, Road Town, Tortola, British Virgin Islands VG 1110.

(11) Based upon information reported on the Schedule 13D/A filed with the SEC on August 31, 2020. The business address of OEP AHCO Investment Holdings, LLC is c/o One Equity Partners, 510 Madison Avenue, 19th Floor, New York NY 10022.

(12) Based upon information reported on the Schedule 13D filed with the SEC on March 15, 2021. Includes 6,680,833 shares of Class A Common Stock held directly by Peloton Equity AeroCare SPV I, L.P., 634,347 shares of Class A Common Stock held directly by Peloton Equity AeroCare SPV II, L.P. and  2,142,163 shares of Class A Common Stock held directly by Peloton Equity I, L.P. (collectively, with Peloton Equity AeroCare SPV I, L.P. and Peloton Equity AeroCare SPV II, L.P., the “Peloton Funds”). Theodore Lundberg and Carlos Ferrer, as the managing members of Peloton Equity GP, LLC, may be deemed to beneficially own the shares held directly by Peloton Funds.

(13) Based upon information reported on the Schedule 13D filed with the SEC on March 15, 2021. Includes 5,662,814 shares of Class A Common Stock held directly by SkyKnight Aero Holdings, LLC (“SkyKnight Aero Holdings”), and 2,426,919 shares of Class A Common Stock held directly by  SkyKnight Capital Fund II, L.P. (“SkyKnight Fund II”). SkyKnight Capital, L.P. (“SkyKnight Capital”), as manager of SkyKnight Aero Holdings, and SkyKnight Capital Management, LLC (“SkyKnight Capital Management”), as the general partner of SkyKnight Capital, may be deemed to beneficially own the shares held directly by SkyKnight Aero Holdings. SkyKnight Capital II GP, LLC (“SkyKnight II GP”), as the general partner of  SkyKnight Fund II, may be deemed to beneficially own the shares held directly by SkyKnight Fund II. Mr. Ebbel, as the managing member of each of SkyKnight Capital Management and SkyKnight II GP, may be deemed to beneficially own the shares held directly by SkyKnight Aero Holdings and  SkyKnight Fund II.

(14) Includes shares and warrants held directly by Blue River NJ LLC (“Blue River”) and Quad Cap LLC (“Quad Cap”). Blue River holds 6,066,726 shares of Class A Common Stock (including 274,768 shares of Class A Common Stock underlying warrants that are currently exercisable). Quad Cap holds 1,054,641 shares of Class A Common Stock (including 129,221 shares of Class A Common Stock underlying warrants that are currently exercisable). The trustee of the trust is Peak Trust Company  —  NV, with a principal business address of 1840 East Warm Springs Road, Suite 105, Las Vegas, NV 89119.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transaction with Deerfield

We entered into the Subscription Agreement with Deerfield and RAB Ventures (DFB) LLC, an entity that is controlled by Mr. Barasch and is one of the two members of Deerfield/RAB Ventures LLC.

BlueMountain Investment

On February 27, 2019, AdaptHealth Holdings entered into a Note and Unit Purchase Agreement with the BM Blocker, pursuant to which, on March 26, 2019, among other things, in exchange for $120.0 million in cash, AdaptHealth Holdings issued (i) an aggregate of 17,302.79 AdaptHealth Units and 19,747.43 BM Capped Common Units (as defined in the AdaptHealth Holdings LLC Agreement) to the BM Blocker and to BlueMountain Summit Opportunities Fund II (US) L.P., whereby such entities became members in AdaptHealth Holdings, and (ii) the BM Notes, in an aggregate initial principal amount of $100.0 million to the BlueMountain Entities. Interest accrues under the BM Notes (a) for the first seven years of the term of the BM Notes, at a rate of 12.0% per annum, with interest at a rate of 6.0% per annum payable in cash and interest at a rate of 6.0% per annum as PIK interest and (b) for the final three years of the term, at a rate equal to the greater of (i) 15.0% per annum or (ii) the 12-month LIBOR rate plus 12.0% per annum. Pursuant to a letter agreement entered into on July 8, 2019 between AdaptHealth Holdings, the BM Blocker and the BlueMountain Entities, at the Closing, (i) the BM Capped Common Units were canceled, (ii) an additional $43.5 million aggregate principal amount of promissory notes was issued to the BlueMountain Entities and (iii) the BM Notes were amended and restated such that, among other things: (A) the maturity date of the BM Notes were extended to the tenth anniversary of the Closing and (B) certain covenants contained in the AdaptHealth Holdings LLC Agreement restricting AdaptHealth Holdings’ ability to engage in certain corporate actions were added to the BM Notes. Pursuant to the Put/Call Option and Consent Agreement, dated May 25, 2020 by and among the Company, AdaptHealth Holdings and the BlueMountain Entities, the Company has agreed with the BlueMountain Entities to pay in cash the PIK interest on the BM Notes.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related party transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related party transactions.

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest. A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of our officers or directors;
●	any person who is known by us to be the beneficial owner of more than 5% of our voting stock;
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother in law, father in law, son in law, daughter in law, brother in law or sister in law of a director, an officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than 5% of our voting stock; and
●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee has the responsibility to review related party transactions.

Item 14. Principal Accountant’s Fees and Services

Independent Registered Public Accounting Firm

KPMG, which served as our independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019, provided audit, audit-related and tax services to us during those fiscal years. The following table presents fees for professional services rendered by our independent registered public accounting firm:

Type of Fees	Fiscal 2020	Fiscal 2019
Audit Fees	$2,846,500	$1,358,000
Audit-Related Fees	$724,000	—
Tax Fees	$883,586	797,000
All Other Fees	—	—
Total	$4,454,086	$2,155,000

Audit Fees

This category includes fees associated with our annual audit and the review of our quarterly reports on Form 10-Q. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements, and the review of our SEC regulatory filings as well as audits of acquired entities.

Audit-Related Fees

This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported as “audit fees”. The audit-related fees in 2020 include due diligence services relating to mergers and acquisitions. No audit-related fees were billed to us in 2019.

Tax Fees

This category includes fees for services provided for tax compliance, tax planning and advice on mergers and acquisitions.

All Other Fees

There were no other fees billed to us for 2020 or 2019.

Audit Committee Pre-Approval Policies and Procedures

Our policy is that all audit and non-audit services must be pre-approved by the audit committee. The authority to grant pre approvals of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting. All of such services and fees were pre-approved during the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Supplementary Data:

Financial Statements. The following is a list of the Consolidated Financial Statements of AdaptHealth Corp. and its subsidiaries included in Item 8 of Part II of this report.

(b)	Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits located on page 147 of this report.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description
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

3.4*	Certificate of Correction to Second Amended and Restated Certificate of Incorporation.
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

3.7

Certificate of Designations of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).

3.8

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

10.7

First Incremental Facility Amendment dated as of April 23, 2021 to the Credit Agreement, dated as of January 20, 2021, among AdaptHealth LLC, the guarantors named therein, Regions Bank as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021).

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

10.12†

Employment Agreement, dated as of May 1, 2020, by and between the Company and Jason Clemens (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).

10.13†

Employment Agreement, dated February 2, 2021, by and between Stephen Griggs and AdaptHealth Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2021).

10.14†*	Employment Agreement, dated August 3, 2020, by and between the Company and Shaw Rietkerk.
10.15†	AdaptHealth Corp. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).
10.16†

Form of Restricted Stock Grant Notice and Agreement under the AdaptHealth Corp. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.17†

Form of Option Grant Notice and Agreement under the AdaptHealth Corp. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.18

Letter Agreement, dated as of February 15, 2018, among the Company, Deerfield/RAB Ventures, LLC, Richard Barasch, Christopher Wolfe, Steven Hochberg, Dr. Mohit Kaushal, Dr. Gregory Sorensen and Dr. Susan Weaver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018).

10.19

Warrant Purchase Agreement, dated February 15, 2018, between the Registrant and Deerfield/RAB Ventures, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018).

10.20†	AdaptHealth Corp. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 22, 2020).
10.21+

Securities Purchase Agreement, dated as of November 21, 2019, by and among AdaptHealth LLC, McKesson Medical-Surgical, Inc., NRE Holding Corporation and McKesson Patient Care Solutions, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed with the SEC on March 6, 2020).

10.22

Investment Agreement, dated as of May 25, 2020, by and among the Company, OEP AHCO Investment Holdings, LLC and, solely for purposes of Section 3.10, One Equity Partners VII, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.23

Put/Call Option and Consent Agreement, dated as of May 25, 2020, by and among the Company, AdaptHealth Holdings LLC, BlueMountain Foinaven Master Fund L.P., BMSB L.P., BlueMountain Fursan Fund L.P. and BlueMountain Summit Opportunities Fund II (US) L.P (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.24

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

10.25

Stock Purchase Agreement and Plan of Merger, dated May 25, 2020, by and among AdaptHealth Corp., AdaptHealth LLC, Eleanor Merger Sub, LLC, Solara Holdings, LLC and LCP Solara Blocker, LLC, in its capacity as Blocker Seller and the Representative (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 29, 2020).

10.26

Amendment No. 1 to Stock Purchase Agreement and Agreement and Plan of Merger, dated as of June 24, 2020, by and among AdaptHealth LLC and LCP Solara Blocker Seller, LLC (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 29, 2020).

10.27

Exchange Agreement, dated as of June 24, 2020, by and between AdaptHealth Corp. and Deerfield Private Design Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.28

Investment Agreement, dated as of June 24, 2020, by and between AdaptHealth Corp. and Deerfield Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.29

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

21.1	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Co-Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104 ***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2021.

AdaptHealth Corp.

By:	/s/ Stephen P. Griggs
Stephen P. Griggs
Co-Chief Executive Officer and Director