Form 10-Q
period 2021-03-31
AdaptHealth Corp.
filed 2021-05-10
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, there were 129,244,574 shares of the Registrant’s Class A Common Stock issued and outstanding and 0 shares of the Registrant’s Class B Common Stock issued and outstanding.

ADAPTHEALTH CORP.

FORM 10-Q

CERTAIN DEFINED TERMS

Throughout this Quarterly Report on Form 10-Q, unless otherwise specified or the context so requires:

“AdaptHealth Holdings” means AdaptHealth Holdings LLC, a Delaware limited liability company;

“AdaptHealth Units” means units of AdaptHealth Holdings;

“BM Notes” means, collectively, the Promissory Notes, dated as of November 8, 2019, and Amended and Restated Promissory Notes, dated as of March 20, 2019, issued by AdaptHealth Holdings in favor of affiliates of Assured Guaranty Ltd. (formerly BlueMountain Capital Management, LLC), which amended and restated the Promissory Notes, dated as of March 20, 2019, issued by AdaptHealth Holdings in favor of affiliates of Assured Guaranty Ltd.;

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

CAUTIONARY STATEMENT

In this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I Item 2, and the documents incorporated by reference herein, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions.

These forward-looking statements are based on information available to us as of the date they were made, and involve a number of risks and uncertainties which may cause them to turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward- looking statements. Some factors that could cause actual results to differ include:

●	competition and the ability of our business to grow and manage growth profitably;
●	changes in applicable laws or regulations;
●	fluctuations in the U.S. and/or global stock markets;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
●	the impact of the coronavirus (COVID-19) pandemic and our response to it;
●	failure to consummate or realize the expected benefits of acquisitions, including the failure to realize the expected benefits of the acquisition of AeroCare Holdings, Inc. (“AeroCare”); and
●	other risks and uncertainties set forth in this Form 10-Q, as well as the documents incorporated by reference herein.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$132,137	$99,962
Accounts receivable	260,761	171,065
Inventory	75,487	58,783
Prepaid and other current assets	35,117	33,441
Total current assets	503,502	363,251
Equipment and other fixed assets, net	298,537	110,468
Goodwill	3,142,076	998,810
Identifiable intangible assets, net	245,239	116,061
Other assets	19,204	16,483
Deferred tax assets	311,510	208,399
Total Assets	$4,520,068	$1,813,472
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$305,928	$254,212
Current portion of capital lease obligations	20,162	22,282
Current portion of long-term debt	17,500	8,146
Contract liabilities	25,168	11,043
Other liabilities	108,279	89,524
Contingent consideration common shares liability	36,103	36,846
Total current liabilities	513,140	422,053
Long-term debt, less current portion	1,748,829	776,568
Other long-term liabilities	322,475	186,470
Long-term portion of contingent consideration common shares liability	32,409	33,631
Warrant liability	110,737	113,905
Total Liabilities	2,727,590	1,532,627
Commitments and contingencies (note 14)
Stockholders' Equity
Class A Common Stock, par value of $0.0001 per share, 210,000,000 shares authorized; 129,386,009 and 76,457,439 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	13	8
Class B Common Stock, par value of $0.0001 per share, 35,000,000 shares authorized; 0 and 13,218,758 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	1
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 and 163,560 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,993,962	558,486
Accumulated deficit	(203,162)	(199,196)
Accumulated other comprehensive loss	(2,535)	(4,411)
Total stockholders' equity attributable to AdaptHealth Corp.	1,788,279	354,889
Noncontrolling interests in subsidiaries	4,199	(74,044)
Total stockholders' equity	1,792,478	280,845
Total Liabilities and Stockholders' Equity	$4,520,068	$1,813,472

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net revenue	$482,119	$191,439
Costs and expenses:
Cost of net revenue	396,698	167,630
General and administrative expenses	56,632	14,347
Depreciation and amortization, excluding patient equipment depreciation	13,380	1,242
Total costs and expenses	466,710	183,219
Operating income	15,409	8,220
Interest expense, net	22,185	7,938
Loss on extinguishment of debt	4,213	—
Change in fair value of contingent consideration common shares liability (note 10)	(1,965)	16,367
Change in fair value of warrant liability (note 10)	(3,168)	36,100
Other income, net	(519)	(1,091)
Loss before income taxes	(5,337)	(51,094)
Income tax benefit	(1,695)	(1,641)
Net loss	(3,642)	(49,453)
Income (loss) attributable to noncontrolling interests	324	(14,902)
Net loss attributable to AdaptHealth Corp.	$(3,966)	$(34,551)

Weighted average common shares outstanding - basic	111,109	41,977
Weighted average common shares outstanding - diluted	115,995	41,977

Basic loss per share	$(0.04)	$(0.82)
Diluted loss per share (1)	$(0.08)	$(0.82)

(1)	See Note 11, Earnings per Share, to the unaudited consolidated interim financial statements for the calculation of diluted loss per share.

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net loss	$(3,642)	$(49,453)
Other comprehensive income (loss):
Interest rate swap agreements, inclusive of reclassification adjustment	1,876	(11,417)
Comprehensive loss	(1,766)	(60,870)

Income (loss) attributable to noncontrolling interests	324	(14,902)
Comprehensive loss attributable to AdaptHealth Corp.	$(2,090)	$(45,968)

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
							Additional		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2020	76,458	$8	13,219	$1	164	$1	$558,486	$(199,196)	$(4,411)	$(74,044)	$280,845
Issuance of Class A Common Stock for acquisitions	14,092	2	—	—	—	—	564,986	—	—	—	564,988
Issuance of Series C Preferred Stock for an acquisition	—	—	—	—	130	—	523,856	—	—	—	523,856
Issuance of stock options for an acquisition	—	—	—	—	—	—	134,683	—	—	—	134,683
Exchange of Class B Common Stock for Class A Common Stock	13,219	1	(13,219)	(1)	—	—	(77,919)	—	—	77,919	—
Equity-based compensation	172	—	—	—	—	—	8,582	—	—	—	8,582
Cashless exercise of options	9	—	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock, net of offering costs of $13,832	8,450	1	—	—	—	—	265,017	—	—	—	265,018
Conversion of Series B-1 Preferred Stock to Class A Common Stock	3,950	—	—	—	(40)	—	—	—	—	—	—
Conversion of Series C-1 Preferred Stock to Class A Common Stock	13,047	1	—	—	(130)	—	(1)	—	—	—	—
Class A Common Stock issued in connection with Employee Stock Purchase Plan	8	—	—	—	—	—	314	—	—	—	314
Net income (loss)	—	—	—	—	—	—	—	(3,966)	—	324	(3,642)
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—	—	16,768	—	—	—	16,768
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	1,876	—	1,876
Other	(19)	—	—	—	—	—	(810)	—	—	—	(810)
Balance, March 31, 2021	129,386	$13	—	$—	124	$1	$1,993,962	$(203,162)	$(2,535)	$4,199	$1,792,478

									Accumulated
							Additional		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2019	40,816	$4	31,564	$3	—	$—	$—	$(40,258)	$1,431	$(26,963)	$(65,783)
Issuance of Class A Common Stock for an acquisition	387	—	—	—	—	—	6,248	—	—	—	6,248
Exchange of Class B Common Stock for Class A Common Stock	1,000	—	(1,000)	—	—	—	(361)	—	—	361	—
Exercise of warrants	1,092	—	—	—	—	—	15,273	—	—	—	15,273
Equity-based compensation	59	—	—	—	—	—	2,223	—	—	—	2,223
Net income (loss)	—	—	—	—	—	—	—	(34,551)	—	(14,902)	(49,453)
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	2,483	—	—	—	2,483
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(6,570)	(4,847)	(11,417)
Balance, March 31, 2020	43,354	$4	30,564	$3	—	$—	$25,866	$(74,809)	$(5,139)	$(46,351)	$(100,426)

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,642)	$(49,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, including patient equipment depreciation	36,884	16,740
Equity-based compensation	8,582	2,223
Change in fair value of contingent consideration common shares liability	(1,965)	16,367
Change in fair value of warrant liability	(3,168)	36,100
Deferred income tax benefit	(1,695)	(2,269)
Change in fair value of interest rate swaps, net of reclassification adjustment	(709)	(707)
Change in fair value of contingent consideration	183	(2,000)
Amortization of intangible assets	10,322	—
Amortization of deferred financing costs	894	392
Imputed interest expense	83	—
Write-off of deferred financing costs	4,213	—
Gain on sale of investment	—	(591)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,344)	(20,458)
Inventory	16,444	51
Prepaid and other assets	2,589	3,909
Accounts payable and accrued expenses and other current liabilities	(43,291)	24,076
Net cash provided by operating activities	18,380	24,380
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(1,178,168)	(105,841)
Purchases of equipment and other fixed assets	(35,596)	(7,534)
Proceeds from sale of investment	—	2,046
Net cash used in investing activities	(1,213,764)	(111,329)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	795,000	70,000
Repayments on long-term debt and lines of credit	(303,771)	(984)
Proceeds from the issuance of Class A Common Stock	278,850	—
Proceeds from the issuance of senior unsecured notes	500,000	—
Payments on capital leases	(9,854)	(10,781)
Payments for equity issuance costs	(13,832)	—
Payments of deferred financing costs	(16,148)	—
Proceeds received in connection with Employee Stock Purchase Plan	314	—
Payments for tax withholdings from equity-based compensation activity	(810)	—
Payment of deferred purchase price in connection with acquisitions	(2,190)	—
Net cash provided by financing activities	1,227,559	58,235
Net increase (decrease) in cash and cash equivalents	32,175	(28,714)
Cash and cash equivalents at beginning of period	99,962	76,878
Cash and cash equivalents at end of period	$132,137	$48,164
Supplemental disclosures:
Cash paid for interest	$16,188	$7,704
Cash paid for income taxes	2,802	2,086
Noncash investing and financing activities:
Equipment acquired under capital lease obligations	$7,445	$9,758
Unpaid equipment and other fixed asset purchases at end of period	19,200	7,814
Equity consideration issued in connection with acquisitions	1,223,527	6,248
Deferred purchase price in connection with acquisitions	423	14

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(1)          General Information

AdaptHealth Corp. and subsidiaries (AdaptHealth or the Company), f/k/a DFB Healthcare Acquisitions Corp. (DFB), is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment, medical supplies, and related services. AdaptHealth focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors (CGM) and insulin pumps), (iii) home medical equipment (HME) to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME medical devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial payors.

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

The consolidated interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. Interim results are not necessarily indicative of the results for a full year.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the Securities Act), as modified by the Jumpstart our Business Startups Act of 2012, (the JOBS Act), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and other exemptions. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in the IPO, which would be December 31, 2023. The Company generated net revenue for the year ended December 31, 2020 of $1.06 billion. If the Company continues to expand its business through acquisitions and/or continues to grow revenues organically, or if the Company continues to issue debt, including to fund such acquisitions, it may cease to be an emerging growth company prior to December 31, 2023. For instance, the Company expects to exceed $1.07 billion in revenue for the year ended December 31, 2021, meaning it would no longer be an emerging growth company as of December 31, 2021. In addition, the Company may no longer qualify as an emerging growth company as of December 31, 2021 due to the market value of its Class A Common Stock that is held by non-affiliates, assuming no material decline in the market price of its Class A Common Stock as of June 30, 2021.

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

(d)          Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and the valuation of accounts receivable (implicit price concession), income taxes, contingent consideration, equity-based compensation, interest rate swaps, warrant liability and long-lived assets, including goodwill and identifiable intangible assets. Actual results could differ from those estimates.

(e)          Valuation of Goodwill

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

(f) Impairment of Long Lived Assets

The Company’s long lived assets, such as equipment and other fixed assets and definite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Definite-lived identifiable intangible assets consist of tradenames, payor contracts, contractual rental agreements and developed technology. These assets are amortized using the straight-line method over their estimated useful lives, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. These assets are tested for impairment consistent with the Company’s long-lived assets. The following table summarizes the useful lives of the identifiable intangible assets acquired:

Tradenames	5 to 10	years
Payor contracts	10	years
Contractual rental agreements	2	years
Developed technology	5	years

The Company did not incur any impairment charges on long-lived assets for the three months ended March 31, 2021 and 2020. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long lived assets.

(g)          Business Segment

The Company’s chief operating decision-makers are its Co-Chief Executive Officer and President, who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-makers, or anyone else, for any planning, strategy and key decision-making regarding operations. The corporate office is responsible for contract negotiation with vendors and payors, corporate compliance with healthcare laws and regulations, and revenue cycle management. Accordingly, the Company has a single reportable segment and operating segment structure.

(h)        Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on its-balance sheet and disclose key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use (ROU) asset on the balance sheet for most leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company expects to elect the “package of practical expedients” under the new standard, which, among other things, permits lease agreements that are twelve months or less to be excluded from the balance sheet, and permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company will adopt the new standard during the year ended December 31, 2021. The Company expects to adopt this guidance using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application, and will recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

liabilities on its consolidated balance sheet for its real estate operating leases, and providing significant new disclosures about its leasing activities.

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

(i)        Reclassifications

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

The composition of net revenue by payor type for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Insurance	$290,010	$114,451
Government	133,730	51,245
Patient pay	58,379	25,743
Net revenue	$482,119	$191,439

The composition of net revenue by core service lines for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net sales revenue:
Sleep	$128,682	$68,894
Diabetes	95,017	5,307
Supplies to the home	41,363	28,032
Respiratory	5,621	2,768
HME	24,156	11,579
Other	22,426	12,393
Total net sales revenue	$317,265	$128,973

Net revenue from fixed monthly equipment reimbursements:
Sleep	$48,109	$22,669
Diabetes	2,853	—
Respiratory	83,454	25,007
HME	20,380	12,177
Other	10,058	2,613
Total net revenue from fixed monthly equipment reimbursements	$164,854	$62,466

Total net revenue:
Sleep	$176,791	$91,563
Diabetes	97,870	5,307
Supplies to the home	41,363	28,032
Respiratory	89,075	27,775
HME	44,536	23,756
Other	32,484	15,006
Total net revenue	$482,119	$191,439

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, the Company increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in connection with an acquisition completed prior to March 31, 2021, the Company assumed a liability of $3.7 million relating to funds received by the acquired company prior to the date of acquisition for CMS recoupable advance payments. At March 31, 2021, the Company has deferred a total of $49.5 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheet as of March 31, 2021. The recoupment of the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

advance payments by CMS has begun in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs.

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

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. At March 31, 2021 and December 31, 2020, the Company recorded unbilled accounts receivables of $13.8 million and $20.2 million, respectively.

(3)          Acquisitions

During the three months ended March 31, 2021 and 2020, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The majority of the goodwill recorded during the three months ended March 31, 2021 is not expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized. Also, see subsection, “Pro forma information” of this Note 3 for pro forma information on net revenue and operating income.

Three Months Ended March 31, 2021

On February 1, 2021, the Company acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other durable medical equipment products. The total consideration consisted of (i) a cash payment of approximately $1.1 billion at closing, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock at closing, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock at closing, and (iv) the issuance of 3,959,892 options to purchase shares of the Company’s Class A Common Stock in the future, which had a weighted-average exercise price of $6.24 per

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

share and a weighted-average remaining exercise period of approximately 7 years from the date of closing. Refer to Note 10, Stockholders’ Equity – Preferred Stock, for additional discussion of the Series C Convertible Preferred Stock issued in connection with the acquisition of AeroCare. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $27.7 million to cash, $75.9 million to accounts receivable, $27.6 million to inventory, $163.5 million to equipment and other fixed assets, $138.2 million to identifiable intangible assets (consisting of $70.0 million of contractual rental agreements and $68.2 million of tradenames), $2.1 billion to goodwill, $82.7 million to accounts payable and accrued expenses, $63.7 million to deferred tax liabilities, and $20.9 million of net liabilities to other working capital accounts.

In addition, during the three months ended March 31, 2021, the Company acquired 100% of the equity interests of two providers of home medical equipment, and acquired certain assets of the durable medical equipment business of a provider of home medical equipment. The Company allocated the consideration paid for these acquisitions to the estimated fair values of the net assets acquired on a provisional basis, including $1.6 million to cash, $6.4 million to accounts receivable, $5.4 million to inventory, $13.2 million to equipment and other fixed assets, $1.5 million to identifiable intangible assets (consisting of tradenames), $38.1 million to goodwill, $5.0 million to accounts payable and accrued expenses, and $0.5 million of net liabilities to other working capital accounts. One of the acquisitions also includes potential contingent payments of up to $4.0 million based on certain conditions after closing, which was determined to have a nominal acquisition date fair value, and thus no contingent liability was recorded in connection with the Company’s preliminary acquisition accounting for the acquisition.

In addition, during the three months ended March 31, 2021, the Company completed certain other acquisitions which in the aggregate had a consideration paid of approximately $2.2 million.

The following table summarizes the consideration paid for all acquisitions during the three months ended March 31, 2021 (in thousands):

Cash consideration	$1,207,958
Equity consideration	1,223,527
Deferred payments	423
Total	$2,431,908

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. The Company is still evaluating the fair value of certain assets and liabilities for which provisional amounts were recorded and expects to finalize such evaluation during the remainder of 2021. Based upon management’s evaluation, which is preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the three months ended March 31, 2021 was allocated as follows during such period (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Cash	$29,232
Accounts receivable	82,352
Inventory	33,149
Prepaid and other current assets	4,380
Equipment and other fixed assets	177,088
Goodwill	2,143,322
Identifiable intangible assets	139,700
Other assets	1,178
Deferred tax liabilities	(63,501)
Accounts payable and accrued expenses	(87,823)
Contract liabilities	(14,538)
Other current liabilities	(11,576)
Other long-term liabilities	(1,055)
Net assets acquired	$2,431,908

During the three months ended March 31, 2021, the Company received net receipts of $0.6 million relating to working capital adjustments associated with businesses that were acquired during 2020 which was recorded as a decrease to goodwill during the period.

Three Months Ended March 31, 2020

On January 2, 2020, the Company purchased 100% of the equity interests of the Patient Care Solutions business (PCS), which was a subsidiary of McKesson Corporation. PCS is a home medical equipment supplies business. During the three months ended March 31, 2020, the Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $16.3 million to accounts receivable, $0.5 million to equipment and other fixed assets, $1.4 million to goodwill, and $3.2 million of net liabilities to other working capital accounts.

On March 2, 2020, the Company purchased certain assets of the durable medical equipment business of Advanced Home Care, Inc. (Advanced). During the three months ended March 31, 2020, the Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $18.5 million to equipment and other fixed assets, $38.5 million to goodwill, and $1.5 million of net assets to other working capital accounts. The acquisition of Advanced also includes a potential contingent payment of up to $9.0 million based on certain conditions after closing. As of March 31, 2020, the Company had not yet determined the fair value of such contingent payment, as such an estimated fair value was not included in the consideration paid as part of the Company’s preliminary acquisition accounting during the three months ended March 31, 2020. Subsequent to March 31, 2020, the Company determined that the potential contingent payment had an acquisition date fair value of $5.0 million which was recorded as a contingent liability. The fair value of the estimated contingent liability of $5.0 million at March 31, 2021 is included in other current liabilities in the accompanying consolidated balance sheets based on the expected payment date.

In addition, during the three months ended March 31, 2020, the Company acquired 100% of the equity interests of a provider of home medical equipment. The Company allocated the consideration paid for this acquisition to the estimated fair values of the net assets acquired on a provisional basis, including $0.3 million to cash, $3.3 million to accounts receivable, $0.9 million to inventory, $5.5 million to equipment and other fixed assets, $33.8 million to goodwill, $2.9 million to accounts payable and accrued expenses, $1.6 million to capital lease obligations, and $0.6 million of net liabilities to other working capital accounts.

In addition, during the three months ended March 31, 2020, the Company completed certain other acquisitions which in the aggregate had a consideration paid of approximately $0.2 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

The following table summarizes the consideration paid for all acquisitions during the three months ended March 31, 2020 (in thousands):

Cash consideration	$106,178
Equity consideration	6,248
Deferred payments	14
Total	$112,440

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the three months ended March 31, 2020 was allocated as follows during such period (in thousands):

Cash	$337
Accounts receivable	19,574
Inventory	4,780
Prepaid and other current assets	1,334
Equipment and other fixed assets	24,406
Goodwill	74,016
Accounts payable and accrued expenses	(6,494)
Contract liabilities	(2,467)
Unfavorable lease liability	(1,419)
Capital lease obligations	(1,627)
Net assets acquired	$112,440

The Company finalized the valuation of the fair value of the net assets acquired for these acquisitions during the remainder of 2020.

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

(in thousands)	Three Months Ended March 31,
	2021	2020
Net revenue	$564,148	$482,471
Operating income	$21,511	$41,059

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Results of Businesses Acquired

The following table presents the amount of net revenue and operating income (loss) in the period of acquisition since the respective acquisition dates for the significant acquisitions described above that is included in the Company’s consolidated statements of operations for the three months ended March 31, 2021 and 2020:

(in thousands)	Three Months Ended March 31,
	2021	2020
Net revenue	$142,648	$40,725
Operating income (loss)	$20,383	$(5,560)

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Patient medical equipment	$341,734	$158,108
Delivery vehicles	19,997	8,211
Other	38,630	26,098
	400,361	192,417
Less accumulated depreciation	(101,824)	(81,949)
	$298,537	$110,468

(5)          Goodwill and Identifiable Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the three months ended March 31, 2021 was as follows (in thousands):

Balance at December 31, 2020	$998,810
Goodwill from acquisitions	2,143,322
Net receipts relating to prior acquisitions	(558)
Increase	502
Balance at March 31, 2021	$3,142,076

Annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, amongst other factors, declines in historical or projected revenue, operating income or cash flows, and declines in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a goodwill impairment could have a material adverse effect on the Company’s operating income, net assets and the Company’s cost of, or access to, capital. The Company did not record any goodwill impairment charges during the three months ended March 31, 2021 and 2020.

As discussed in Note 3, Acquisitions, during the three months ended March 31, 2021, the Company received net receipts of $0.6 million relating to working capital adjustments associated with businesses that were acquired during 2020 which was recorded as a reduction to goodwill during the period. The other increase in the table above relates to measurement period adjustments relating to businesses that were acquired by the Company during 2020.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $3,917	$99,383	9.5
Payor contracts, net of accumulated amortization of $5,666	76,334	9.3
Contractual rental agreements, net of accumulated amortization of $5,833	64,167	2.0
Developed technology, net of accumulated amortization of $945	5,355	4.3
Identifiable intangible assets, net	$245,239

	December 31, 2020
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $1,793	$32,007	8.8
Payor contracts, net of accumulated amortization of $3,616	78,384	9.6
Developed technology, net of accumulated amortization of $630	5,670	4.5
Identifiable intangible assets, net	$116,061

Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $10.3 million for the three months ended March 31, 2021. There was no amortization expense related to identifiable intangible assets for the three months ended March 31, 2020.

Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending March 31,
2022	$55,416
2023	49,583
2024	20,416
2025	20,402
2026	18,899
Thereafter	80,523
Total	$245,239

The Company recorded no impairment charges related to identifiable intangible assets during the three months ended March 31, 2021 and 2020.

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

The following table presents the valuation of the Company’s financial assets and liabilities as of March 31, 2021 and December 31, 2020 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of March 31, 2021 and December 31, 2020. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
March 31, 2021
Assets
Money market accounts	$59	$—	$—
Total assets measured at fair value	$59	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$32,258
Acquisition-related contingent consideration-long term	—	—	1,548
Interest rate swap agreements-short term	—	5,919	—
Interest rate swap agreements-long term	—	7,657	—
Contingent consideration common shares liability-short term	—	—	36,103
Contingent consideration common shares liability-long term	—	—	32,409
Warrant liability	—	—	110,737
Total liabilities measured at fair value	$—	$13,576	$213,055

(in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Assets
Money market accounts	$5,602	$—	$—
Total assets measured at fair value	$5,602	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$23,941
Acquisition-related contingent consideration-long term	—	—	9,599
Interest rate swap agreements-short term	—	5,941	—
Interest rate swap agreements-long term	—	10,220	—
Contingent consideration common shares liability-short term	—	—	36,846
Contingent consideration common shares liability-long term	—	—	33,631
Warrant liability	—	—	113,905
Total liabilities measured at fair value	$—	$16,161	$217,922

Interest Rate Swaps

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company’s interest rate swaps held as of March 31, 2021 and December 31, 2020 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income in the Company’s consolidated statements of operations. At March 31, 2021, contingent consideration liabilities of $32.3 million and $1.5 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2020, contingent consideration liabilities of $23.9 million and $9.6 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

Three Months Ended March 31, 2021	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$33,540	$—	$—	$183	$83	$33,806

Three Months Ended March 31, 2020	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$14,725	$—	$—	$(2,000)	$—	$12,725

Contingent Consideration Common Shares Liability

The Company estimates the fair value of the contingent consideration common shares liability using a Monte-Carlo simulation analysis. A Monte-Carlo simulation is a tool used to project asset prices based on a widely accepted drift calculation, the volatility of the asset, incremental time-steps and a random component known as a Weiner process that introduces the dynamic behavior in the asset price. In this framework, asset prices follow a log-normal distribution as they fluctuate through time, which the simulation process captures. A specific model can be developed around the projected stock price to capture the effects of any market performance conditions on value. Price path specific conditions can be captured in this type of open form model. The Monte-Carlo process expresses potential future scenarios that when simulated thousands of times can be viewed statistically to ascertain fair value. The contingent consideration common shares contain market conditions to determine whether the shares are earned based on the Company’s common stock price during specified measurement periods. Given the path dependent nature of the requirement in which the shares are earned, a Monte-Carlo simulation was used to estimate the fair value of the liability. The Company’s common stock price was simulated to each measurement period based on the above described methodology. In each iteration, the simulated stock price was compared to the conditions under which the shares are earned. In iterations where the stock price corresponded to shares being earned, the future value of the earned shares was discounted back to present value. The fair value of the liability was estimated based on the average of all iterations of the simulation. Refer to Note 10, Stockholders’ Equity, for additional discussion of the contingent consideration common shares.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Warrant Liability

The warrant liability represents the estimated fair value of the Company’s outstanding private warrants. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. As an input to the Black-Scholes option pricing model, the volatility implied by trades in the public warrants was considered. In order to estimate this implied volatility, a Monte-Carlo simulation was employed. Refer to the discussion above for a description of the Monte-Carlo simulation analysis. Refer to Note 10, Stockholders’ Equity, for additional discussion of the warrant liability.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents the Company’s hierarchy for non-financial assets measured at fair value on a non-recurring basis (in thousands):

	March 31,	December 31,
	2021	2020
Assets:
Goodwill (Level 3)	$3,142,076	$998,810
Identifiable intangible assets, net (Level 3)	$245,239	$116,061

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

The Company estimated the fair value of acquired identifiable intangible assets using discounted cash flow techniques that included an estimate of future cash flows, consistent with overall cash flow projections used to determine the purchase price paid to acquire the business, discounted at a rate of return that reflects the relative risk of the cash flows. The Company estimated the fair value of certain acquired identifiable intangible assets based on the cost approach using estimated costs consistent with historical experience. The Company believes the estimates and assumptions used in the valuation methods are reasonable.

(7)          Derivative Instruments and Hedging Activities

The Company records all derivatives on its consolidated balance sheet at fair value. As of March 31, 2021 and December 31, 2020, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional amount associated with the swap agreements was $250 million as of March 31, 2021 and December 31, 2020 and have maturity dates at certain dates through March 2024. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

comprehensive income (loss) within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The table below presents the fair value of the Company’s derivatives designated as hedging instruments as well as their classification in the consolidated balance sheets at March 31, 2021 and December 31, 2020 (in thousands):

		March 31, 2021	December 31, 2020

	Balance Sheet Location	Asset (Liability)
Interest rate swap agreements	Other current liabilities	$(5,919)	$(5,941)
Interest rate swap agreements	Other long-term liabilities	(7,657)	(10,220)
Total		$(13,576)	$(16,161)

During the three months ended March 31, 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $2.6 million in other comprehensive income (loss). In addition, during the three months ended March 31, 2021, $0.7 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the three months ended March 31, 2020, as a result of the effect of cash flow hedge accounting, the Company recognized a loss of $10.7 million in other comprehensive income (loss). In addition, during the three months ended March 31, 2020, $0.7 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.

(8)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accounts payable	$229,154	$191,038
Employee related accruals	31,838	26,705
Accrued interest	16,791	11,062
Other	28,145	25,407
Total	$305,928	$254,212

(9)          Debt

The following is a summary of long term-debt as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Secured term loans	$700,000	$248,438
Revolving credit facility	95,000	55,000
Senior unsecured notes	850,000	350,000
Note payable	143,500	143,500
Other	—	333
Unamortized deferred financing fees	(22,171)	(12,557)
	1,766,329	784,714
Current portion	(17,500)	(8,146)
Long-term portion	$1,748,829	$776,568

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

On January 20, 2021, the Company refinanced its then existing debt borrowings and entered into a new credit agreement with its existing bank group, which was subsequently amended in April 2021 (the 2021 Credit Agreement). The January 2021 refinancing included borrowings of $700 million under a term loan which was outstanding at March 31, 2021, and $250 million in commitments for revolving credit loans, of which the Company borrowed $95 million which was outstanding at March 31, 2021. In connection with the April 2021 amendment, the initial term loan was increased by $100 million resulting in a total $800 million term loan outstanding under the 2021 Credit Agreement (the 2021 Term Loan). In addition, in connection with the April 2021 amendment, the maximum commitments for revolving credit loans was increased to $450 million (the 2021 Revolver). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare, to repay existing amounts outstanding under revolving credit loans under the 2021 Credit Agreement which were borrowed prior to the April 2021 amendment, and to repay existing amounts outstanding under the 2020 Credit Agreement (see discussion below), and to pay related fees and expenses. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio. In connection with the January 2021 refinancing transaction, the Company paid financing costs of $5.7 million. Further, in connection with the January 2021 refinancing transaction, the Company wrote off unamortized deferred financing costs of $4.2 million, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the three months ended March 31, 2021.

Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. The Company was in compliance with all debt covenants as of March 31, 2021.

In July 2020, the Company refinanced its then existing debt borrowings and entered into a new credit agreement with a new bank group (the 2020 Credit Agreement). The 2020 Credit Agreement consisted of a $250 million term loan (the 2020 Term Loan) and $200 million in commitments for revolving credit loans (the 2020 Revolver). The borrowings under the 2020 Term Loan bore interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined in the 2020 Credit Agreement) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined in the 2020 Credit Agreement). The 2020 Revolver carried a commitment fee during the term of the 2020 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2020 Revolver based on the Consolidated Total Leverage Ratio.

In March 2019, the Company entered into several agreements, amendments and new credit facilities (herein after referred to as the March 2019 Recapitalization Transactions). The March 2019 Recapitalization Transactions included $425 million in new credit facilities, which consisted of a $300 million Initial Term Loan, $50 million Delayed Draw Term Loan, and $75 million Revolving Credit Facility, collectively referred to herein as the 2019 Credit Facility. Amounts borrowed under the 2019 Credit Facility bore interest quarterly at variable rates based upon the sum of (a) the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

LIBOR Rate for such interest period, plus (b) an applicable margin based upon the Company’s Consolidated Total Leverage Ratio (as defined in the 2019 Credit Facility). In November 2019, the Company repaid $50 million under the Initial Term Loan. In July 2020, the Company amended the 2019 Credit Facility and borrowed $216.3 million; such proceeds were used to partially fund an acquisition. The Company used a portion of the net proceeds from the borrowings under the 2020 Term Loan and the issuance of the 6.125% Senior Notes (see discussion below) to fully repay the outstanding principal balances under the 2019 Credit Facility totaling $523.9 million, and to pay the related accrued interest, fees and expenses.

Secured Term Loans

The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Prior to the April 2021 amendment of the Company’s current credit agreement, at March 31, 2021, there was $700.0 million outstanding under the term loan pursuant to the 2021 Credit Agreement. The interest rate under the term loan was 3.13% at March 31, 2021.

Revolving Credit Facility

During the three months ended March 31, 2021, the Company borrowed $95.0 million under revolving credit loans pursuant to the 2021 Credit Agreement, which was outstanding at March 31, 2021. Such amount was repaid in connection with the April 2021 amendment of the 2021 Credit Agreement. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. The interest rate under the Company’s revolving credit loans was 3.13% at March 31, 2021. At March 31, 2021, after consideration of stand-by letters of credit outstanding of $13.5 million, the remaining maximum borrowings available pursuant to the Company’s revolving credit loans were $141.5 million. As of the date of this filing, $40.0 million was outstanding under the 2021 Revolver.

Senior Unsecured Notes

On January 4, 2021, the Company issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes due 2029 (the 4.625% Senior Notes). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. The 4.625% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, (iii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. Borrowings under the 4.625% Senior Notes were used to partially finance the cash portion of the purchase price for the acquisition of AeroCare, and to pay related fees and expenses. In connection with the issuance of the 4.625% Senior Notes, the Company paid financing costs of $10.4 million.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

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

Note Payable

In connection with the March 2019 Recapitalization Transactions, the Company signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, the Company issued a promissory note with a principal amount of $100 million (the Promissory Note). In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. The outstanding principal balance of $143.5 million under the New Promissory Note is due on November 8, 2029, and bears interest at the following rates (a) for the period starting on the closing date and ending on the seventh anniversary, a rate of 12% per annum, and (b) for the period starting on the day after the seventh anniversary of the closing date and ending on the maturity date, a rate equal to the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum. The Company is required to pay the interest under the New Promissory Note in cash. At any time following September 20, 2021, the Company may prepay, in whole (but not in part), the outstanding principal amount, together with all accrued and unpaid interest thereon. If the Company elects to prepay the New Promissory Note prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from September 21, 2021 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%. In addition, if the Company desires to consummate any Qualified Acquisition (as defined in the New Promissory Note) without the consent of the investor, the Company may proceed with such acquisition if the New Promissory Note is prepaid at the closing of such acquisition. If such acquisition occurs prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from September 21, 2020 through September 20, 2021 is 15%, from September 21, 2021 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%. Further, if a Sale of the Company (as defined in the New Promissory Note) occurs prior to the maturity date, then, effective immediately prior to and contingent upon the consummation of such transaction, the outstanding principal, together with all accrued and unpaid interest, shall be due and payable. If such transaction occurs prior to September 21, 2023, then the amount due and payable shall be subject to a make-whole premium equal to a percentage of the total amount of outstanding principal and accrued interest through the date of such prepayment. The make-whole premium percentage during the period from November 8, 2019 through September 20, 2022 is 10%, and from September 21, 2022 through September 20, 2023 is 5%.

(10)        Stockholders’ Equity

On January 8, 2021, the Company issued 8,450,000 shares of Class A Common Stock at a price of $33.00 per share pursuant to an underwritten public offering (the 2021 Stock Offering) for gross proceeds of $278.9 million. In connection with this transaction, the Company received proceeds of $265.6 million which is net of the underwriting discount. A portion of the proceeds from the 2021 Stock Offering were used to partially finance the cash portion of the purchase price for the acquisition of AeroCare, and to pay related fees and expenses. In connection with the 2021 Stock Offering, the Company paid offering costs, inclusive of the underwriting discount, of $13.8 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Upon the Closing of the Business Combination, the former owners of AdaptHealth Holdings held approximately 49% of the economic interest in AdaptHealth Corp. and the former stockholders of DFB held the remaining approximate 51% of the economic interests in AdaptHealth Corp., both in the form of shares of the Company’s Class A Common Stock. In addition, AdaptHealth Corp. owned approximately 56% of the combined company with the remaining 44% owned by the former owners of AdaptHealth Holdings in the form of common units representing limited liability company interests in AdaptHealth Holdings from and after the Closing of the Business Combination (New AdaptHealth Units).

Following the Closing of the Business Combination, the combined results of DFB and AdaptHealth Holdings are consolidated, and the holders of Class A Common Stock owned an approximate 56% direct controlling interest and the holders of New AdaptHealth Units owned an approximate 44% direct noncontrolling economic interest shown as noncontrolling interest in the consolidated financial statements of the combined entity. The direct noncontrolling economic interest in AdaptHealth Holdings held by the owners of AdaptHealth Holdings was in the form of New AdaptHealth Units (and a corresponding number of non-economic shares of Class B Common Stock) and were exchangeable on a one-to-one basis for shares of Class A Common Stock. Following the Closing of the Business Combination, all of the New AdaptHealth Units and a corresponding number of shares of Class B Common Stock were exchanged for shares of Class A Common Stock, of which the final 13,218,758 of the exchanges occurred on January 1, 2021. As a result, there are no New AdaptHealth Units and shares of Class B Common Stock outstanding, and therefore the prior holders of New AdaptHealth Units no longer own a direct noncontrolling economic interest in AdaptHealth Holdings. Accordingly, the Company recorded a decrease to the noncontrolling interest of $77.9 million during the three months ended March 31, 2021 in the accompanying consolidated statements of stockholders’ equity (deficit).

Preferred Stock

In June 2020, the Company entered into an exchange agreement (the Exchange Agreement) with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105.47 shares of Series B-1 Preferred Stock, par value $0.0001 per share. The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Class A Common Stock in all cash dividends paid on the Class A Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Class A Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that following such conversion, the number of shares of Class A Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Class A Common Stock of the Company. During the three months ended March 31, 2021, 39,500 shares of Series B-1 Preferred Stock were converted into 3,950,000 shares of Class A Common Stock.

As discussed in Note 3, Acquisitions, the Company issued 130,474.73 shares of Series C Convertible Preferred Stock in connection with the acquisition of AeroCare. The Series C Convertible Preferred Stock liquidation preference was limited to its par value of $0.0001 per share. The Series C Convertible Preferred Stock participated equally and ratably on an as-converted basis with the holders of Class A Common Stock in all potential cash dividends paid on the Class A Common Stock. The Series C Convertible Preferred Stock was non-voting. On March 3, 2021, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635, the issuance of shares of the Company’s Class A Common Stock, representing equal to or greater than 20% of the outstanding common stock or voting power of the Company issuable upon conversion of the Series C Convertible Preferred Stock issued to the former equityholders of AeroCare, by removal of the conversion restriction that prohibits such conversion of Series C Convertible Preferred Stock. Following the receipt of the approval of the Company’s stockholders, the holders were able to elect to convert, and the Company was able to elect to effect a mandatory conversion of, each share of Series C Convertible Preferred Stock into 100 shares of Class A Common Stock (subject to certain anti-dilution adjustments). The Company elected to effect a mandatory conversion of the Series C Convertible Preferred Stock, and the conversion of such shares of Series C Convertible Preferred Stock to 13,047,473 shares of Class A Common Stock occurred on March 18, 2021.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Warrants

At the Closing of the Business Combination, the Company had 12,666,666 warrants outstanding. Each warrant is exercisable into one share of Class A Common Stock at a price of $11.50 per share. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of common stock at a price below its exercise price. As of March 31, 2021, 8,386,118 warrants were exercised. As of March 31, 2021, the Company had 4,280,548 warrants outstanding, which have an expiration date of November 20, 2024.

The estimated fair value of the warrants is recorded as a liability in the Company’s consolidated balance sheet, with such fair value reclassified to stockholders’ equity upon the exercise of such warrants. Prior to exercise, the change in the estimated fair value of such warrants each period is recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.

A reconciliation of the changes in the warrant liability during the three months ended March 31, 2021 and 2020 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2020	$113,905
Change in estimated fair value of the warrant liability	(3,168)
Estimated fair value of warrant liability at March 31, 2021	$110,737

Estimated fair value of warrant liability at December 31, 2019	$27,635
Change in estimated fair value of the warrant liability	36,100
Reclassification of warrant liability to equity for exercised warrants	(15,273)
Estimated fair value of warrant liability at March 31, 2020	$48,462

Contingent Consideration Common Shares

Pursuant to the Merger Agreement, the former owners of AdaptHealth Holdings who received Class A Common Stock and Class B Common Stock in connection with the Business Combination are entitled to receive earn-out consideration to be paid in the form of Class A Common Stock, if the average price of the Company’s Class A Common Stock for the month of December prior to each measurement date equals or exceeds certain hurdles set forth in the Merger Agreement (Contingent Consideration Common Shares). The former owners of AdaptHealth Holdings were entitled to receive 1,000,000 shares of Class A Common Stock on December 31, 2020 based on an average stock price hurdle of $15. The average stock price of the Company’s Class A Common Stock was greater than $15 per share for the applicable measurement period as of the December 31, 2020 measurement date, which triggered the issuance of 1,000,000 shares of Class A Common Stock at such date. In addition, the former owners of AdaptHealth Holdings are entitled to receive up to an additional 1,000,000 shares of Class A Common Stock on each of December 31, 2021 and 2022 (each a measurement date) and such average stock price hurdles are $18 and $22 at each measurement date, respectively. The Contingent Consideration Common Shares would be issued immediately in the event of a change of control as defined in the Merger Agreement. The estimated fair value of the Contingent Consideration Common Shares is recorded as a liability in the Company’s consolidated balance sheet, with such fair value reclassified to stockholders’ equity upon the issuance of any shares that are earned. Prior to issuance, the change in the estimated fair value of such shares each period is recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

A reconciliation of the changes in the contingent consideration common shares liability during the three months ended March 31, 2021 and 2020 was as follows (in thousands):

Estimated fair value of contingent consideration common shares liability at December 31, 2020	$70,477
Change in estimated fair value of the contingent consideration common shares liability	(1,965)
Estimated fair value of contingent consideration common shares liability at March 31, 2021	$68,512

Estimated fair value of contingent consideration common shares liability at December 31, 2019	$9,316
Change in estimated fair value of the contingent consideration common shares liability	16,367
Estimated fair value of contingent consideration common shares liability at March 31, 2020	$25,683

The total estimated fair value of the contingent consideration common shares liability at March 31, 2021 is classified as a current liability ($36.1 million) and long-term liability ($32.4 million) in the Company’s consolidated balance sheet as of such date based on the estimated issuance dates of such shares. The total estimated fair value of the contingent consideration common shares liability at December 31, 2020 is classified as a current liability ($36.9 million) and long-term liability ($33.6 million) in the Company’s consolidated balance sheet as of such date based on the estimated issuance dates of such shares.

The decrease in the estimated fair value of the contingent consideration common shares liability of $2.0 million during the three months ended March 31, 2021 was recorded as a non-cash gain in the Company’s consolidated statements of operations during such period. The increase in the estimated fair value of the contingent consideration common shares liability of $16.4 million during the three months ended March 31, 2020 was recorded as a non-cash charge in the Company’s consolidated statements of operations during such period.

Equity-based Compensation

In connection with the Company’s 2019 Stock Incentive Plan (the 2019 Plan), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. The 2019 Plan permits the grant of up to 8.0 million shares of Class A Common Stock, subject to certain adjustments and limitations.

The following awards were granted in connection with the 2019 Plan during the three months ended March 31, 2021.

Stock Options

In January 2021, the Company granted 703,170 options to purchase shares of the Company’s Class A Common Stock to certain senior executives of the Company. Of the total options granted, 199,800 of the options have an exercise price of $42.61 per share, 233,100 of the options have an exercise price of $48.17 per share, and 270,270 of the options have an exercise price of $53.72 per share. All of the options vest ratably over a three-year period from the date of grant based on only a service condition and have a contractual exercise period of five years from the date of grant. The total grant-date fair value of the options, using a Black-Scholes option pricing model, was $6.9 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

The weighted-average assumptions used to determine the grant-date fair value of the stock options granted during the three months ended March 31, 2021 were as follows:

Expected volatility	44.5%
Risk-free interest rate	0.18%
Expected term	4.0	years
Dividend yield	N/A

The following table provides the activity regarding the Company’s outstanding stock options during the three months ended March 31, 2021 that were granted in connection with the 2019 Plan (in thousands, except per share data):

		Weighted-Average
		Grant Date	Weighted-Average	Weighted-Average
	Number of	Fair Value	Exercise Price	Remaining
	Options	per Share	per Share	Contractual Term
Outstanding, December 31, 2020	3,464	$2.18	$11.56
Granted	703	$9.81	$48.72
Exercised	(16)	$6.34	$16.25
Forfeited	(31)	$6.34	$16.25
Outstanding, March 31, 2021	4,120	$3.43	$17.85	8.0 Years

Restricted Stock

During the three months ended March 31, 2021, the Company granted 284,670 shares to various employees which vest ratably over the three or four-year periods following the grant dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $11.1 million.

Activity related to the Company’s non-vested restricted stock grants for the three months ended March 31, 2021 is presented below (in thousands, except per share data):

	Number of Shares of	Weighted-Average Grant Date
	Restricted Stock	Fair Value per Share
Non-vested balance at December 31, 2020	2,248	$15.60
Granted	285	$38.98
Vested	(119)	$15.37
Forfeited	(27)	$16.59
Non-vested balance at March 31, 2021	2,387	$18.39

Incentive Units

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) and in April 2018 (the 2018 Incentive Units) to certain members of management. The Incentive Units were intended to constitute profits interests and were granted for purposes of enabling such individuals to participate in the long-term growth and financial success of the Company and were issued in exchange for services to be performed. With respect to the 2019 Incentive Units, 50% of the awards were scheduled to vest in equal annual installments on each of the first four anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The first 25% of this portion of the 2019 Incentive Units vested in May 2020, and in January 2021, the vesting of the remaining unvested units associated with this portion of the 2019 Incentive Units was accelerated. The Company recorded $1.5 million of equity-based compensation expense during the three months ended March 31, 2021 in connection with such acceleration. The

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

remaining 50% had initial vesting terms based upon a performance condition. In connection with the Business Combination, the vesting condition for this portion of the 2019 Incentive Units was changed to vest quarterly during the one-year period subsequent to the Closing of the Business Combination, and as such all of the units associated with this portion of the 2019 Incentive Units were fully vested in November 2020. The grant date fair value of the 2019 Incentive Units and the 2018 Incentive Units, as calculated under an Option Pricing Method, was $4.5 million and $5.3 million, respectively. In conjunction with the March 2019 Recapitalization Transactions, the vesting of certain of the 2018 Incentive Units was accelerated. In conjunction with the Business Combination, the vesting of the remaining unvested 2018 Incentive Units was accelerated.

Other Activity

During the three months ended March 31, 2021, the Company granted 53,249 fully vested shares of Class A Common Stock to various employees of the Company, primarily newly hired employees. These shares had a grant-date fair value of $2.0 million, which was recognized as equity-based compensation expense during the three months ended March 31, 2021.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense of $8.6 million during the three months ended March 31, 2021, of which $5.4 million and $3.2 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $2.2 million during the three months ended March 31, 2020, of which $1.7 million and $0.5 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. At March 31, 2021, there was $40.5 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.9 years. At March 31, 2021, 677,583 shares of the Company’s Class A Common Stock were available for issuance under the 2019 Plan.

(11)        Earnings Per Share

Earnings per Share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company calculates diluted earnings per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive common stock.

The Company’s potentially dilutive securities include potential common shares related to outstanding warrants, contingent consideration common shares, unvested restricted stock, outstanding stock options and outstanding preferred stock. Refer to Note 10, Stockholders’ Equity, for additional discussion of these potential dilutive securities.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

Computations of basic and diluted loss per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss attributable to AdaptHealth Corp.	$(3,966)	$(34,551)
Less: Earnings allocated to participating securities (1)	—	—
Net loss for basic loss per share	$(3,966)	$(34,551)
Change in fair value of contingent consideration common shares liability (2)	(1,965)	—
Change in fair value of warrant liability (2)	(3,168)	—
Net loss for diluted loss per share	$(9,099)	$(34,551)

Denominator (1)
Basic weighted-average common shares outstanding	111,109	41,977
Add: Contingent Consideration Common Shares (2)	2,000	—
Add: Warrants (2)	2,886	—
Diluted weighted-average common shares outstanding	115,995	41,977

Basic loss per share	$(0.04)	$(0.82)
Diluted loss per share	$(0.08)	$(0.82)

(1)	The Company’s preferred stock are considered participating securities. Calculation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were participating securities outstanding for the three months ended March 31, 2021. There was no amount allocated to the participating securities during the three months ended March 31, 2021 due to the net loss recorded in that period. There were no participating securities outstanding for the three months ended March 31, 2020.
(2)	For the three months ended March 31, 2021, in accordance with the requirements of ASC Topic 260, Earnings per Share, the impact to earnings from the change in fair value of the Company’s contingent consideration common shares liability and the Company’s warrant liability are reversed from the numerator, and the corresponding securities are included in the denominator, for purposes of calculating diluted loss per share as the effect of the numerator and denominator adjustments for these derivative instruments is dilutive as a result of the gains recorded for the changes in fair value of these instruments during the period. For the three months ended March 31, 2020, the numerator and denominator for the diluted loss per share calculation is the same as used in the basic loss per share calculation and therefore exclude the effect of potential dilutive securities as their inclusion would have been anti-dilutive.

Due to the Company reporting a net loss attributable to common stockholders for the three months ended March 31, 2021, all potentially dilutive securities related to unvested restricted stock, outstanding stock options and outstanding preferred stock were excluded from the computation of diluted loss per share as their inclusion would have been anti-dilutive. For the three months ended March 31, 2020, the computation of diluted loss per share excludes all potentially dilutive securities related to outstanding warrants, contingent consideration common shares, unvested restricted stock, and outstanding stock options as their inclusion would have been anti-dilutive due to the net loss attributable to common stockholders reported in that period.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s calculation of diluted loss per share for the three months ended March 31, 2021 and 2020 because to do so would be antidilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Preferred Stock	14,037	—
Stock Options	2,303	—
Unvested restricted stock	1,122	412
Warrants	—	1,625
Total	17,462	2,037

(12)        Leases

Capital Leases

The Company has acquired patient medical equipment and supplies, and office equipment through multiple capital leases. The capital lease obligations represent the present value of minimum lease payments under the respective agreement, payable monthly at various interest rates. Interest expense related to capital leases was less than $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, future annual minimum payments required under lease obligations are as follows (in thousands):

Twelve months ending March 31,
2022	$20,261
2023	551
2024	78
Total	20,890
Less amount representing interest	(151)
20,739
Current portion	(20,162)
Long-term portion	$577

At March 31, 2021 and December 31, 2020, equipment under capital leases consisted of patient equipment with a cost basis of approximately $40.8 million and $43.3 million, respectively, and accumulated depreciation of approximately $12.2 million and $13.0 million, respectively. Depreciation expense for equipment purchased under capital leases is primarily included in cost of net revenue in the accompanying consolidated statements of operations.

Operating Leases

The Company leases its office facilities and office equipment under noncancelable lease agreements which expire at various dates through March 2033. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain patient medical equipment with such leases set to expire at various dates through May 2022. The Company also leases certain office facilities on a month to month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent. Accordingly, the Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and the amount payable under the lease as deferred rent. The deferred rent recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets at March 31, 2021 and December 31, 2020 was $1.5 million and $1.4 million, respectively. The Company recorded rent expense of $7.9 million and $3.5 million for the three months ended March 31, 2021 and 2020,

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

respectively. These amounts are primarily included in cost of net revenue in the accompanying consolidated statements of operations.

The minimum annual lease commitments under noncancelable leases with initial or remaining terms in excess of one year as of March 31, 2021 are as follows (in thousands):

Twelve months ending March 31,
2022	$26,899
2023	25,924
2024	19,154
2025	12,299
2026	7,106
Thereafter	15,837
Total minimum payments required (a)	$107,219
(a)	Minimum payments have not been reduced by minimum sublease rentals of $1.7 million due in the future under noncancelable subleases.

(13)          Income Taxes

On January 2, 2021, the Company completed a corporate restructuring to simplify its tax structure (the Tax Restructuring). In connection with the Tax Restructuring, on January 1, 2021, all remaining outstanding shares of Class B Common Stock, together with a corresponding number of New AdaptHealth Units, were exchanged for shares of Class A Common Stock. After these exchanges, AdaptHealth Holdings filed an entity classification election with the Internal Revenue Service, electing to be treated as a taxable corporation for U.S. federal income tax purposes effective January 2, 2021.

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

For the three months ended March 31, 2021 and 2020, the Company recorded an income tax benefit of $1.7 million and $1.6 million, respectively.

As of March 31, 2021 and December 31, 2020, the Company had an unrecognized tax benefit of $1.9 million.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited)

During the three months ended March 31, 2021, the Company increased its TRA liability through an aggregate $146.5 million reduction in additional paid-in capital resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the three months ended March 31, 2021, the Company increased its deferred tax asset by $163.3 million through an increase in additional paid-in-capital resulting from these exchanges and other increases of AdaptHealth Corp.’s ownership interest in AdaptHealth Holdings.

At March 31, 2021 and December 31, 2020, the Company had a liability recorded relating to the TRA of $300.1 million and $152.0 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

(14)         Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgement is required to determine both probability and the estimated amount. The Company reviews at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations and proceedings. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may be affected by limited information. Accordingly, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

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

(15)        Related Party Transaction

The Company and two of its executive officers and shareholders own an equity interest in a vendor of the Company that provides automated order intake software. Each individual’s equity ownership is less than 1%. The expense related to this vendor was $1.0 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership.

(16)        Subsequent Events

On April 30, 2021, the Company purchased 100% of the equity interests of Spiro Health Services, LLC (Spiro). Spiro is headquartered in Massachusetts and provides home medical equipment and supplies to its customers. The total consideration consisted of a cash payment of $66.1 million at closing, and the issuance of 244,641 shares of the Company’s Class A Common Stock at closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with AdaptHealth Corp.’s (“AdaptHealth” or the “Company”) consolidated interim financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those discussed in “Risk Factors” in Part II, Item 1A of this report on Form 10-Q.

AdaptHealth Corp. Overview

AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment, medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment (“HME”) to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME medical devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of March 31, 2021, AdaptHealth serviced approximately 3.0 million patients annually in all 50 states through its network of 614 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

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

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, in the first quarter of 2020, AdaptHealth activated certain business interruption protocols, including acquisition and distribution of personal protective equipment (PPE) to its patient-facing employees, accelerated capital expenditures of certain products and relocation of significant portions of its workforce to “work-from-home” status. Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020. Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”). Additionally, the CARES Act revised the Medicare accelerated and advance payment program in an attempt to disburse payments to healthcare providers more quickly to mitigate the financial impact on healthcare providers. AdaptHealth increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in connection with an acquisition completed prior to March 31, 2021, AdaptHealth assumed a liability of $3.7 million relating to funds received by the acquired company prior to the date of acquisition for CMS recoupable advance payments. At March 31, 2021, AdaptHealth has deferred a total of $49.5 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheet as of March 31, 2021. The recoupment of the advance payments by CMS has begun in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact the Company’s cash receipts for services provided until such time all amounts have been recouped. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. During the year ended December 31, 2020, AdaptHealth recognized grant income of $14.3 million related to the PRF payments received. AdaptHealth has deferred $2.9 million of the PRF payments as of March 31, 2021. As previously noted, HHS guidance related to PRF grant funds is still evolving and subject to change. During September and October 2020, HHS issued updated reporting requirements significantly changing the previous guidance regarding utilization of the funds granted from the PRF under the CARES Act, and in January 2021 HHS issued further guidance updating the reporting requirements relating to PRF grant funds. As a result of the updated guidance from HHS, AdaptHealth could be required to reverse the recognition of the grant income recorded and return a portion of the funds recognized, which could be material to AdaptHealth. AdaptHealth is continuing to monitor the reporting requirements as they evolve. HHS has indicated that the CARES Act PRF funds are subject to ongoing reporting and changes to the terms and conditions. To the extent that reporting requirements and terms and conditions are modified in the future, it may affect AdaptHealth’s ability to comply and may require the return of funds. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. In addition, in connection with certain acquisitions completed prior to March 31, 2021, AdaptHealth assumed liabilities of $7.7 million relating to CARES Act provider relief fund payments received by the acquired companies prior to the dates of acquisition. At March 31, 2021, AdaptHealth has deferred $10.6 million related to CARES Act provider relief funds, which is included in other current liabilities in the consolidated balance sheet as of March 31, 2021. Also, as permitted under the CARES Act, AdaptHealth has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. AdaptHealth has deferred a total of $8.6 million pursuant to this provision, of which $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the consolidated balance sheet as of March 31, 2021.

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material impact on AdaptHealth’s consolidated operating results for the three months ended March 31, 2020, AdaptHealth began to experience declines in net revenues in certain services associated with elective medical procedures (such as commencement of new CPAP services and medical equipment and orthopedic supply related to facility discharges) in the three months ended June 30, 2020, and such declines may continue during the duration of the COVID-19 pandemic. In response to these declines, as well as certain over staffing related to recent acquisitions, AdaptHealth conducted a workforce assessment and implemented a reduction in force in April 2020 resulting in the elimination of approximately 6% of its workforce at that time. In connection with the workforce reductions, AdaptHealth incurred a one-time charge for severance and related expenses of approximately $1.6 million during the second quarter of 2020.

Offsetting these declines in net revenue, AdaptHealth has experienced an increase in net revenue related to increased demand for certain respiratory products (such as oxygen), increased sales in its resupply businesses (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders) and the one-time sale of certain respiratory equipment (primarily ventilators, bi-level PAP devices and oxygen concentrators) to hospitals and local health agencies. Additionally, suspension of Medicare sequestration through December 31, 2021 (resulting in an approximate 2% increase in Medicare payments to all providers), and regulatory guidance from CMS expanding telemedicine and reducing documentation requirements during the emergency period, have resulted in increased net revenues for certain products and services.

The full extent of the impact of the COVID-19 pandemic on AdaptHealth’s business, results of operations, and financial condition is highly uncertain and will depend on future developments and numerous evolving factors that it may not be able to accurately predict, and could be material to AdaptHealth’s consolidated financial statements in future reporting periods. For additional information on risk factors that could impact AdaptHealth’s results, please refer to “Risk Factors” in Part II, Item 1A of this report on Form 10-Q.

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

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. The most significant of these acquisitions impacting the comparability of AdaptHealth’s operating results in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were Healthline Medical Equipment, LLC (“Healthline”) acquired in February 2020, Advanced Home Care, Inc. (“Advanced”) acquired in March 2020, Solara Medical Supplies, LLC (“Solara”) acquired in July 2020, ActivStyle, Inc. (“ActivStyle”) acquired in July 2020, Family Medical Supply, Inc. (“Family”) acquired in August 2020, Pinnacle Medical Solutions, Inc. (“Pinnacle”) acquired in October 2020, Diabetes Management and Supplies, LLC (“DMS”) acquired in December 2020, and AeroCare Holdings, Inc. (“AeroCare”) acquired in February 2021. Refer to Note 3, Acquisitions, included in our consolidated interim financial statements for the three months ended March 31, 2021 included in this report for additional information regarding AdaptHealth’s acquisitions.

Debt and Recapitalization

In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement with its existing bank group, which was subsequently amended in April 2021 (the 2021 Credit Agreement). The 2021 Credit Agreement consists of a $800 million term loan (the 2021 Term Loan) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the 2021 Revolver), both with maturities in January 2026. The borrowings under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

In January 2021, AdaptHealth issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes due 2029 (the 4.625% Senior Notes). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021.

In July 2020, AdaptHealth issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021.

In July 2020, AdaptHealth refinanced its then current debt borrowings and entered into a new credit agreement with a new bank group (the “2020 Credit Agreement”). The 2020 Credit Agreement consisted of a $250 million term loan (the “2020 Term Loan”) and $200 million in commitments for revolving credit loans, both with maturities in July 2025. The amount borrowed under the 2020 Term Loan bore interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined in the 2020 Credit Agreement) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined in the 2020 Credit Agreement). Outstanding amounts borrowed under the 2020 Credit Agreement were repaid in full in connection with the January 2021 refinancing transaction discussed above.

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

Seasonality

AdaptHealth’s business experiences some seasonality. Its patients are generally responsible for a greater percentage of the cost of their treatment or therapy during the early months of the year due to co-insurance, co-payments and deductibles, and therefore may defer treatment and services of certain therapies until meeting their annual deductibles. In addition, changes to employer insurance coverage often go into effect at the beginning of each calendar year which may impact eligibility requirements and delay or defer treatment. Also, net revenue generated by the Company’s diabetes product line is typically higher in the fourth quarter compared to the earlier part of the year due to the timing of when patients meet their annual deductibles and their associated reordering patterns. These factors may lead to lower net revenue and cash flow in the early part of the year versus the latter half of the year. Additionally, the increased incidence of respiratory infections during the winter season may result in initiation of additional respiratory services such as oxygen therapy for certain patient populations. AdaptHealth’s quarterly operating results may fluctuate significantly in the future depending on these and other factors.

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

	Three months ended
	March 31, 2021		March 31, 2020
Net Revenue		Revenue		Revenue
(in thousands)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue - Point in time
Sleep	$128,682	26.7%	$68,894	36.0%
Diabetes	95,017	19.7%	5,307	2.8%
Supplies to the home	41,363	8.6%	28,032	14.6%
Respiratory	5,621	1.2%	2,768	1.4%
HME	24,156	5.0%	11,579	6.0%
Other	22,426	4.7%	12,393	6.5%
Total Net sales revenue	$317,265	65.9%	$128,973	67.3%

Net revenue from fixed monthly equipment reimbursements
Sleep	$48,109	10.0%	$22,669	11.8%
Diabetes	2,853	0.6%	—	—%
Respiratory	83,454	17.3%	25,007	13.1%
HME	20,380	4.2%	12,177	6.4%
Other	10,058	2.0%	2,613	1.4%
Total Net revenue from fixed monthly equipment reimbursements	$164,854	34.1%	$62,466	32.7%

Total net revenue
Sleep	$176,791	36.7%	$91,563	47.8%
Diabetes	97,870	20.3%	5,307	2.8%
Supplies to the home	41,363	8.6%	28,032	14.6%
Respiratory	89,075	18.5%	27,775	14.5%
HME	44,536	9.2%	23,756	12.4%
Other	32,484	6.7	15,006	7.9%
Total net revenue	$482,119	100.0%	$191,439	100.0%

Results of Operations

Comparison of Three Months Ended March 31, 2021 and Three Months Ended March 31, 2020.

The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$482,119	100.0%	$191,439	100.0%	$290,680	151.8%
Costs and expenses:
Cost of net revenue	396,698	82.3%	167,630	87.6%	229,068	136.7%
General and administrative expenses	56,632	11.7%	14,347	7.5%	42,285	294.7%
Depreciation and amortization, excluding patient equipment depreciation	13,380	2.8%	1,242	0.6%	12,138	977.3%
Total costs and expenses	466,710	96.8%	183,219	95.7%	283,491	154.7%
Operating income	15,409	3.2%	8,220	4.3%	7,189	87.5%
Interest expense, net	22,185	4.6%	7,938	4.1%	14,247	179.5%
Loss on extinguishment of debt	4,213	0.9%	—	—%	4,213	NM %
Change in fair value of contingent consideration common shares liability	(1,965)	(0.4)%	16,367	8.5%	(18,332)	NM %
Change in fair value of warrant liability	(3,168)	(0.7)%	36,100	18.9%	(39,268)	NM %
Other income, net	(519)	(0.1)%	(1,091)	(0.6)%	572	NM %
Loss before income taxes	(5,337)	(1.1)%	(51,094)	(26.6)%	45,757	(89.6)%
Income tax benefit	(1,695)	(0.4)%	(1,641)	(0.9)%	(54)	NM
Net loss	(3,642)	(0.7)%	(49,453)	(25.7)%	45,811	(92.6)%
Income (loss) attributable to noncontrolling interests	324	0.1%	(14,902)	(7.8)%	15,226	(102.2)%
Net loss attributable to AdaptHealth Corp.	$(3,966)	(0.8)%	$(34,551)	(17.9)%	$30,585	(88.5)%

Net Revenue. Net revenue for the three months ended March 31, 2021 was $482.1 million compared to $191.4 million for the three months ended March 31, 2020, an increase of $290.7 million or 151.8%. The increase in net revenue was driven primarily by (i) acquisitions completed during the three months ended March 31, 2021, which contributed net revenue of $142.6 million during the period, (ii) net revenue contributed by acquisitions completed after March 2020 and prior to the beginning of the current reporting period, and (iii) organic growth resulting from stronger CPAP resupply sales and demographic growth in core markets. The increase is also partially due to the impact in the 2020 period of reduced demand for certain products that are related to elective medical services which was attributable to the coronavirus pandemic, such as CPAP new starts, orthotics, and certain other HME products. The Company’s CPAP resupply and other supplies business remains healthy, as most patients for that business are in their homes and can be easily contacted to refresh their supplies. Additionally, the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators.

For the three months ended March 31, 2021, net sales revenue (recognized at a point in time) comprised 66% of total net revenue, compared to 67% of total net revenue for the three months ended March 31, 2020. For the three months ended March 31, 2021, net revenue from fixed monthly equipment reimbursements comprised 34% of total net revenue, compared to 33% of total net revenue for the three months ended March 31, 2020.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$185,018	38.4%	$72,003	37.6%	$113,015	157.0%
Salaries, labor and benefits	118,699	24.6%	54,651	28.5%	64,048	117.2%
Patient equipment depreciation	33,839	7.0%	15,498	8.1%	18,341	118.3%
Rent and occupancy	10,511	2.2%	4,600	2.4%	5,911	128.5%
Other operating expenses	44,992	9.3%	19,962	10.4%	25,030	125.4%
Equity-based compensation	3,236	0.8%	551	0.3%	2,685	NM %
Severance	403	0.1%	365	0.2%	38	10.4%
Total cost of net revenue	$396,698	82.4%	$167,630	87.5%	$229,068	136.7%

Cost of net revenue for the three months ended March 31, 2021 was $396.7 million compared to $167.6 million for the three months ended March 31, 2020, an increase of $229.1 million or 136.7%, which is primarily related to acquisition growth. Costs of products and supplies increased by $113.0 million primarily as a result of acquisition growth and increased net sales revenue. Salaries, labor and benefits increased by $64.0 million primarily related to acquisition growth and increased headcount, primarily from the acquisition of AeroCare. The increase in rent and occupancy and other operating expenses is related to acquisition growth.

Cost of net revenue was 82.4% of net revenue for the three months ended March 31, 2021 compared to 87.5% for the three months ended March 31, 2020. The cost of products and supplies was 38.4% of net revenue in the 2021 period compared to 37.6% in the 2020 period, while salaries, labor and benefits was 24.6% of net revenue in the 2021 period compared to 28.5% in the 2020 period, and patient equipment depreciation was 7.0% of net revenue in the 2021 period compared to 8.1% in the 2020 period. These percentages are consistent as a result of the consistent mix of net revenue between sales and fixed monthly equipment reimbursements between the periods.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2021 were $56.6 million compared to $14.3 million for the three months ended March 31, 2020, an increase of $42.3 million or 294.7%. This increase is primarily due to (1) increased transaction costs related to acquisition growth, primarily from the acquisition of AeroCare, (2) higher professional fees including legal, accounting and consulting, (3) higher labor costs associated with increased headcount, and (4) higher information technology related expenses. General and administrative expenses as a percentage of net revenue was 11.7% in the 2021 period, compared to 7.5% in the 2020 period. General and administrative expenses in the 2021 period included $31.4 million in transaction costs, $5.4 million in equity-based compensation expense, and $0.5 million in severance expense. General and administrative expenses in the 2020 period included $2.2 million in transaction costs, $1.7 million in equity-based compensation expense, and $0.1 million in severance expense. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.0% and 5.4% in the 2021 period and the 2020 period, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended March 31, 2021 was $13.4 million compared to $1.2 million for the three months ended March 31, 2020, an increase of $12.1 million. The increase was primarily related to amortization expense of $10.3 million related to identifiable intangible assets recognized during the 2021 period. There was no amortization expense of identifiable intangible assets recognized during the 2020 period.

Interest Expense. Interest expense for the three months ended March 31, 2021 was $22.2 million compared to $7.9 million for the three months ended March 31, 2020. Interest expense related to long-term debt was higher in the

2021 period compared to the 2020 period as a result of higher long-term debt borrowings outstanding during that period. Such borrowings were largely used to fund acquisitions.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended March 31, 2021 was a result of the write-off of deferred financing costs related to AdaptHealth refinancing its credit facility in January 2021. There was no such transaction in the three months ended March 31, 2020.

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares. These shares are liability-classified, and the change in fair value of the contingent consideration common shares liability represents a non-cash charge or gain for the change in the estimated fair value of such liability during the period.

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Class A Common Stock. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash charge or gain for the change in the estimated fair value of such liability during the period.

Other Income, net. Other income, net for the three months ended March 31, 2021 consisted of a gain of $0.5 million for the receipt of earnout proceeds in connection with an investment that was sold in 2020, $0.2 million of equity income related to equity method investments, offset by a $0.2 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition. Other income, net for the three months ended March 31, 2020 consisted of a $2.0 million reduction in the fair value of a contingent consideration liability related to an acquisition, a gain of $0.6 million related to the sale of an investment, offset by a $1.5 million expense related to a transition services agreement executed in connection with an acquisition completed in 2020.

Income Tax Benefit/Expense. Income tax benefit for the three months ended March 31, 20201was $1.7 million compared to income tax benefit of $1.6 million for the three months ended March 31, 2020.

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex

AdaptHealth uses EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex, which are financial measures that are not prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, to analyze its financial results and believes that they are useful to investors, as a supplement to U.S. GAAP measures. In addition, AdaptHealth’s ability to incur additional indebtedness and make investments under its existing credit agreement is governed, in part, by its ability to satisfy tests based on a variation of Adjusted EBITDA.

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

The following unaudited table presents the reconciliation of net loss attributable to AdaptHealth, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020

	(Unaudited)
Net loss attributable to AdaptHealth Corp.	$(3,966)	$(34,551)
Income (loss) attributable to noncontrolling interests	324	(14,902)
Interest expense, net	22,185	7,938
Income tax benefit	(1,695)	(1,641)
Depreciation and amortization, including patient equipment depreciation	47,206	16,740
EBITDA	64,054	(26,416)
Loss on extinguishment of debt (a)	4,213	—
Equity-based compensation expense (b)	8,582	2,223
Transaction costs (c)	31,854	2,858
Severance (d)	939	419
Change in fair value of contingent consideration common shares liability (e)	(1,965)	16,367
Change in fair value of warrant liability (f)	(3,168)	36,100
Other non-recurring income (g)	(334)	(1,091)
Adjusted EBITDA	104,175	30,460
Less: Patient equipment capex (h)	(42,258)	(12,967)
Adjusted EBITDA less Patient Equipment Capex	$61,917	$17,493
(a)	Represents write offs of deferred financing costs related to refinancing of debt.
(b)	Represents equity-based compensation expense for awards granted to employees and non-employee directors. The higher expense in the 2021 period is due to overall increased equity-compensation grant activity in that period, as well as expense resulting from accelerated vesting of certain awards in that period.
(c)	Represents transaction costs related to acquisitions.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	Represents a non-cash charge or gain for the change in the estimated fair value of contingent consideration common shares issuable as part of the Business Combination. Refer to Note 10, Stockholders’ Equity – Contingent Consideration Common Shares, included in the accompanying notes to the consolidated interim financial statements for the three months ended March 31, 2021 for additional discussion of such non-cash charge or gain.
(f)	Represents a non-cash charge or gain for the change in the estimated fair value of AdaptHealth’s warrants. Refer to Note 10, Stockholders’ Equity – Warrants, included in the accompanying notes to the consolidated interim financial statements for the three months ended March 31, 2021 for additional discussion of such non-cash charge or gain.
(g)	The 2021 period includes a gain of $0.5 million for the receipt of earnout proceeds in connection with an investment that was sold in 2020, offset by a $0.2 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition. The 2020 period includes a $2.0 million reduction in the fair value of a contingent consideration liability related to an acquisition, a gain of $0.6 million related to the sale of an investment, offset by a $1.5 million expense related to a transition services agreement executed in connection with an acquisition completed in 2020.
(h)	Represents the value of the patient equipment obtained during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

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

As of March 31, 2021, AdaptHealth had approximately $132.1 million of cash and cash equivalents. To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of $45.8 million which were made available by CMS under the CARES Act. In addition, in connection with an acquisition completed prior to March 31, 2021, AdaptHealth assumed a liability of $3.7 million relating to funds received by the acquired company prior to the date of acquisition for CMS recoupable advance payments. At March 31, 2021, AdaptHealth has deferred a total of $49.5 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheet as of March 31, 2021. The recoupment of the advance payments by CMS has begun in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact the Company’s cash receipts for services provided until such time all amounts have been recouped. In addition, in April 2020, AdaptHealth received distributions of the CARES Act provider relief funds of $17.2 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by HHS. During the year ended December 31, 2020, AdaptHealth recognized grant income of $14.3 million related to the provider relief fund payments received. AdaptHealth has deferred $2.9 million of the provider relief fund payments as of March 31, 2021. As previously noted, HHS guidance related to provider relief funds is still evolving and subject to change. During September and October 2020, HHS issued updated reporting requirements significantly changing the previous guidance regarding utilization of the funds granted from the provider relief funds under the CARES Act, and in January 2021 HHS issued further guidance updating the reporting requirements relating to provider relief grant funds. As a result of the updated guidance from HHS, AdaptHealth could be required to reverse the recognition of the grant income recorded and return a portion of the funds recognized, which could be material to AdaptHealth. AdaptHealth is continuing to monitor the reporting requirements as they evolve. HHS has indicated that the CARES Act provider relief funds are subject to ongoing reporting and changes to the terms and conditions. To the extent that reporting requirements and terms and conditions are modified in the future, it may affect AdaptHealth’s ability to comply and may require the return of funds. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. In addition, in connection with certain acquisitions completed prior to March 31, 2021, AdaptHealth assumed liabilities of $7.7 million relating to CARES Act provider relief fund payments received by the acquired companies prior to the dates of acquisition. At March 31, 2021, AdaptHealth has deferred $10.6 million related to CARES Act provider relief funds, which is included in other current liabilities in the consolidated balance sheet as of March 31, 2021. Also, as permitted under the CARES Act, AdaptHealth has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. AdaptHealth has deferred a total of $8.6 million pursuant to this provision, of which $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the consolidated balance sheet as of March 31, 2021.

At March 31, 2021, AdaptHealth had $795.0 million outstanding under its existing credit facility. In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement, which was subsequently amended in April 2021 (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of the date of this filing, $40.0 million was outstanding under the 2021 Revolver. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of March 31, 2021.

In January 2021, AdaptHealth LLC issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes due 2029 (the ”4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. The 4.625% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, and (iii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth LLC may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth LLC may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth LLC may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.

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

As of March 31, 2021 and December 31, 2020, AdaptHealth had a working capital deficit of $9.6 million and $55.8 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the equipment and the services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020

	(unaudited)
Net cash provided by operating activities	$18,380	$24,380
Net cash used in investing activities	(1,213,764)	(111,329)
Net cash provided by financing activities	1,227,559	58,235
Net increase (decrease) in cash and cash equivalents	32,175	(28,714)
Cash and cash equivalents at beginning of period	99,962	76,878
Cash and cash equivalents at end of period	$132,137	$48,164

Net cash provided by operating activities for the three months ended March 31, 2021 was $18.4 million compared to $24.4 million for the three months ended March 31, 2020, a decrease of $6.0 million. The decrease was the result of (1) a $45.8 million reduction in net loss, (2) a net decrease of $13.2 million in non-cash charges, primarily from a non-cash charge or gain relating to the change in the estimated fair value of contingent consideration common shares, a non-cash charge or gain relating to the change in the estimated fair value of the warrant liability, amortization, equity-based compensation expense, write-off of deferred financing costs, and changes in fair value of contingent consideration, (3) a $0.6 million change in deferred income taxes, and (4) a net $39.2 million decrease in cash resulting from the change in operating assets and liabilities, primarily from the change in accounts payable and accrued expenses and accounts receivable, offset by the change in inventory for the period.

Net cash used in investing activities for the three months ended March 31, 2021 was $1,213.8 million compared to $111.3 million for the three months ended March 31, 2020. The use of funds in the three months ended March 31, 2021 consisted of $1,178.2 million for business acquisitions, primarily from the AeroCare acquisition, and $35.6 million for equipment and other fixed asset purchases. The use of funds in the three months ended March 31, 2020 consisted of $105.8 million for business acquisitions, primarily from the Advanced and Healthline acquisitions, $7.5 million for equipment and other fixed asset purchases, offset by $2.0 million of cash proceeds from the sale of an investment.

Net cash provided by financing activities for the three months ended March 31, 2021 was $1,227.6 million compared to net cash provided by financing activities of $58.2 million for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2021 consisted of proceeds of $795.0 million from borrowings on long-term debt and lines of credit, proceeds of $500.0 million from the issuance of senior unsecured notes, proceeds of $278.9 million from the issuance of shares of Class A Common Stock in connection with a public underwritten offering, and proceeds of $0.3 million in connection with the employee stock purchase plan, offset by total repayments of $313.6 million on long-term debt and capital lease obligations, payments of $13.8 million for equity issuance costs, payments of $16.2 million for debt issuance costs, payments of $2.2 million for deferred purchase price in connection with acquisitions, and payments of $0.8 million relating to tax withholdings associated with equity-based compensation activity. Net cash provided by financing activities for the three months ended March 31, 2020 consisted of proceeds of $70.0 million from borrowings on long-term debt and lines of credit, offset by total repayments of $11.8 million on long-term debt and capital lease obligations.

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

Critical accounting policies and significant estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and significant estimates in relation to its consolidated financial statements include those related to revenue recognition, accounts receivable, business combinations, and valuation of goodwill and long-lived assets. There have been no material changes in the Company’s critical accounting policies as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020.

Recent Accounting Pronouncements

Recently issued accounting pronouncements that may be relevant to the Company’s operations but have not yet been adopted are outlined in Note 1 (h), Recently Issued Accounting Pronouncements, to its consolidated interim financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may be affected by limited information. Accordingly, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

Other contingencies arising in the normal course of business relate to acquisitions and the related contingent purchase prices and deferred payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2021. Based on this evaluation, our Co-Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to two previously disclosed material weaknesses in internal control over financial reporting. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 (our “2020 Annual

Report”), management identified two material weaknesses in internal control over financial reporting that existed at December 31, 2020, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The material weaknesses related to (1) the timeliness of our review controls over non-routine transactions (the “Non-routine Transaction Material Weakness”), and (2) the accounts payable process, specifically relating to the maintenance and approvals of vendors and the invoice approval process (the “Accounts Payable Material Weakness”). The Company has not identified any fraud or loss relating to such material weakness. Additionally, as it relates to the Non-routine Transaction Material Weakness, we further identified that, specifically we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial information included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Material Weakness Remediation

With respect to the Non-routine Transaction Material Weakness, management continues to be actively engaged to take steps to remediate such material weakness, including (1) implementing processes to improve overall efficiency and accuracy of accounting and (2) hiring and continuing to actively seek to hire dedicated and experienced technical resources (including the hiring of a Chief Accounting Officer and engaging a third-party consultant to assist management) to strengthen its corporate oversight over financial reporting and controls associated with non-routine and complex accounting matters. While we have made significant progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

With respect to the Accounts Payable Material Weakness, management continues to be actively engaged to take steps to remediate such material weakness, including (1) implementing new controls with respect to vendor masterfile data review and approval, (2) creating and communicating new and enhanced policies related to accounts payable processing including formalizing a delegation of authority, and (3) engaging a third-party consulting firm to assist with the implementation of an enterprise accounts payable system and to assist with the Company’s invoice processing and payment functions. While we have made significant progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

For example, on July 25, 2017, AdaptHealth Holdings was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in AdaptHealth’s possession. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019 AdaptHealth received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. AdaptHealth has responded to the EDPA and supplemented its production as requested with any relevant documents in the AdaptHealth’s possession. During subsequent communications, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by AdaptHealth in 2017. The Company produced this information in coordination with the EDPA. The EDPA has also raised questions regarding other aspects of ventilator billing. While AdaptHealth cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on April 30, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The following risk factors are provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

The full extent to which the COVID-19 pandemic and the various responses to it continue to impact our business, operations and financial results will continue to depend on numerous other evolving factors that we may not be able to accurately predict, including:

●	the duration and scope of the pandemic, including disproportionate impacts on the Company’s patient population, the effectiveness and timing of COVID-19 vaccination campaigns, or any perceived limitations of or setbacks in these efforts;
●	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
●	the availability and cost to access the capital markets;
●	our ability to pursue, diligence, finance and integrate acquisitions,
●	our ability to comply with financial and operating covenants in our debt and operating lease agreements;
●	potential for goodwill impairment charges;
●	our ability to comply with the reporting requirements necessary to retain the CARES Act provider relief funds we received;
●	the effect on our patients, physician and facility referral sources and demand for and ability to pay for medical services;
●	disruptions or restrictions on our employees’ ability to travel and to work, including as a result of their health and wellbeing;
●	availability of third-party providers to whom we outsource portions of our internal business functions, including billing and administrative functions relating to revenue cycle management; and
●	increased cybersecurity risks as a result of remote working conditions.

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

The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in Part I, Item 1A, Risk Factors, in our 2020 Annual Report, including as a result of, but not limited to, the factors described above. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our 2020 Annual Report are uncertain. See Item 1A, Risk Factors, in our 2020 Annual Report.

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

AdaptHealth derived approximately 60% and 62% of its net revenue for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and AdaptHealth may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.

Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.

AdaptHealth generated approximately 27% and 29% of its net revenue for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth generates a significant portion of its revenue from the provision of sleep therapy equipment and supplies to patients, and AdaptHealth’s success is therefore highly dependent its ability to furnish these items.

Approximately 37% and 39% of AdaptHealth’s net revenue for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies to treat their patients suffering from OSA. There can be no assurance that AdaptHealth will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand or to maintain meaningful market acceptance will harm its business and future prospects.

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

AdaptHealth’s success depends in large part on referrals from acute care hospitals, sleep laboratories, pulmonologist and endocrinologist offices, skilled nursing facilities, hospice operators and other patient referral sources in the communities served by AdaptHealth. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. In addition, AdaptHealth’s relationships with referral sources are subject to federal and state healthcare laws such as the federal Anti-Kickback Statute and the Stark Law to the extent these services provide a financial benefit to or relieve a financial burden for a potential referral source, or are subsequently found not to be for fair market value. See “Risk Factors — Risks Related to Our Business and Industry”.  AdaptHealth is subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and AdaptHealth may become subject to such litigation. If AdaptHealth is unable to or has not fully complied with such laws, it could face substantial penalties. However, there can be no assurance that other market participants will not attempt to steer patients to competing post-acute providers or otherwise limit AdaptHealth’s access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute care hospitals, and other post-acute providers may hinder patient referrals to AdaptHealth. AdaptHealth’s growth and profitability depend on its ability to establish and maintain close working relationships with patient referral sources and to increase awareness and acceptance of the benefits of inpatient rehabilitation, home health, and hospice care by its referral sources and their patients. There can be no assurance that AdaptHealth will be able to maintain its existing referral source relationships or that it will be able to develop and maintain new relationships in existing or new markets. AdaptHealth’s loss of, or failure to maintain, existing relationships or its failure to develop new relationships could adversely affect its ability to grow its business and operate profitably.

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

For example, on June 28, 2019, Solara, which was acquired by AdaptHealth in July 2020, determined that an unauthorized third-party gained access to a limited number of employee Microsoft Office accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Investigations by applicable regulators are ongoing, and Solara is defending a class action regarding the incident in federal court. At this time, we cannot predict the outcome of any such investigation or litigation, although responding to these matters or any unfavorable outcome in connection therewith could have an adverse impact on AdaptHealth’s financial condition and results of operations following consummation of the acquisition of Solara.

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

As previously announced, on April 13, 2021, the Company placed Co-Chief Executive Officer Luke McGee on unpaid leave while a matter relating to his past private activity is pending. During his leave, his duties have been assumed by other members of senior management, including our Co-Chief Executive Officer, Steve Griggs.

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

AdaptHealth derived approximately 28% and 32% of its net revenue for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. For example, the Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. AdaptHealth may also be subject to pre-payment review of certain service lines or equipment segments as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.

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

The CARES Act also provides for a temporary suspension of reduced rates for items and services provided by AdaptHealth. Under existing regulations, CMS applies a blended payment rate for DME furnished in rural or noncontiguous non-competitive bidding areas. Pursuant to provisions of the CARES Act, through the end of the public health emergency that blended rate will be based on 50% of the adjusted fee schedule amount (adjusted based on competitively bid prices) and 50% of the unadjusted DMEPOS fee schedule amount. Under prior law, DME furnished in non-rural or contiguous areas would not have been eligible for this blended rate, and instead many DMEPOS suppliers would likely have experienced reduced payments reflecting competitively bid prices. The CARES Act introduces a new blended rate for DME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. For non-rural or contiguous non-competitive bidding areas, the blended rate will revert to 100% of the Medicare fee schedule at the end of the public health emergency. On October 27, 2020, CMS proposed extending the transitional blended rate through April 1, 2021 or the end of the public health emergency, whichever is later. On April 15, 2021, HHS extended the public health emergency for 90 days, through July 19, 2021.

Additionally, on April 26, 2021, CMS indicated it was not able to finalize a May 2018 interim final rule by May 2021 that would have extended a 50/50 blended rated for rural and non-contiguous areas as it was still reviewing comments made on an Interim Final Rule published in November 2020. The May 2018 interim final rule would have extended 50-50 blended rates in rural and non-contiguous areas that were put in place under the CARES Act. This announcement delays implementation of the 50/50 blended rate until May 11, 2022 to allow CMS to consider and finalize the rule.

The October 27, 2020 CMS proposed rules also proposed different payment models for the period after the end of the public health emergency, which has been extended through July 19, 2021. The proposed rule provides for different blended rates based on a patient’s location. CMS indicated it is considering extending the transitional adjustments to the fee schedule for product categories that were not awarded in the DMEPOS Competitive Bidding Program. In the October 27 proposed rule, CMS has also proposed adding coverage under the DME benefit for adjunctive or non - therapeutic continuous glucose monitors (i.e. continuous glucose monitors used by Medicare beneficiaries who must verify their glucose levels with a blood glucose monitor). While AdaptHealth cannot predict what Medicare payment rates or coverage determinations will be in effect in future years, changes to payment rates or benefit coverages may materially impact its financial condition and results of operations.

The CARES Act temporarily suspends the 2% payment adjustment currently applied to all Medicare fee-for-service claims due to sequestration. The suspension was extended through December 31, 2021 in an act to prevent across-the-board direct spending cuts, and for other purposes. However, CMS and MACs may issue guidance or interpret the law in a manner that limits the scope of these provisions, which may adversely affect AdaptHealth. Additionally, the impact of the temporary suspension of sequestration for Medicare Advantage may depend on specific AdaptHealth individual contracts with Medicare Advantage Organizations.

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

On June 26, 2020 and February 17, 2021, respectively, two acquired subsidiaries of AdaptHealth received notices of suspension of Medicare payment privileges from the CMS UPIC for the western jurisdiction. Both notices stated that the suspension was based upon a determination that such subsidiaries, each single supplier entities, had billed for services which were not rendered and/or were medically unnecessary, and improperly solicited beneficiaries. The Company has responded to both suspensions, however they have not been lifted. As previously noted, the subsidiaries will not be paid for items provided to Medicare beneficiaries until the suspension is lifted, and there can be no assurance that the Company will be successful in reinstating such payment privileges. The supplier entities represent less than two percent (2%) of the Company’s annual revenue. The Company does not believe that these suspensions will have a material adverse effect on the Company.

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

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that contract awards would only be made for off-the-shelf (OTS) knee and back braces. For the three months ended March 31, 2021 and the year ended December 31, 2020, revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth expects to obtain contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.

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

For example, as previously disclosed, on July 25, 2017, AdaptHealth was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 (investigation of a federal health care offense) to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in AdaptHealth’s possession. An independent third party was retained by AdaptHealth that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, AdaptHealth received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. AdaptHealth has responded to the EDPA and supplemented its production as requested with any relevant documents in AdaptHealth’s possession. During subsequent communications, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by AdaptHealth in 2017. The Company produced this information in coordination with the EDPA. The EDPA has also raised questions regarding other aspects of ventilator billing. While AdaptHealth cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on AdaptHealth.

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

Goodwill represents a significant portion of AdaptHealth’s assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, or if any triggering events are identified on an interim basis indicating a possible impairment of goodwill, we are required to write down all or a significant part of AdaptHealth’s goodwill, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. AdaptHealth had $3,142.1 million and $998.8 million of goodwill recorded on its Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively. It is not possible at this time to determine if there will be any future impairment charge, or if there is, whether such charges would be material.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of AdaptHealth Holdings as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable to us after the Business Combination. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Class A Common Stock. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating. The Company expects that it will no longer qualify as an emerging growth company as of December 31, 2021, which would require our independent registered public accounting firm to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 as of such date.

As described in “Part I, Item 4. Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us. In addition, we have and will continue to incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part I, Item 4. “Controls and Procedures”.

Certain of our principal stockholders have significant influence over us.

As of March 31, 2021, Q Management Services (PTC) Ltd., as Trustee of Everest Trust, beneficially owned approximately 12.1% of our Class A Common Stock, assuming the exercise of 665,628 private placement warrants held by Clifton Bay Offshore Investments L.P. and 41,473 private placement warrants held by Quadrant Management LLC. As of March 31, 2021, the OEP Purchaser beneficially owned approximately 10.7% of our Class A Common Stock. As long as Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and/or the OEP Purchaser own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our Second Amended and Restated Certificate of Incorporation (our “Charter”) or Amended and Restated Bylaws (our “Bylaws”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

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

We will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that AdaptHealth Holdings did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities AdaptHealth had not undertaken prior to the Business Combination. In addition, additional expenses associated with SEC reporting requirements will continue to be incurred. We have and will continue to incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part I, Item 4. “Controls and Procedures”. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Furthermore, certain of the key personnel of AdaptHealth may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share. As of March 31, 2021, there were 4,280,548 private placement warrants outstanding. To the extent such warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we plan to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in the IPO, which would be December 31, 2023. AdaptHealth generated net revenue for the year ended December 31, 2020 of $1.06 billion. If we continue to expand our business through acquisitions and/or continue to grow revenues organically, or if we continue to issue debt, including to fund such acquisitions, we may cease to be an emerging growth company prior to December 31,

2023. For instance, we expect to exceed $1.07 billion in revenue for the year ended December 31, 2021, meaning we would no longer be an emerging growth company as of December 31, 2021. In addition, we may no longer qualify as an emerging growth company as of December 31, 2021 due to the market value of our Class A Common Stock that is held by non-affiliates, assuming no material decline in the market price of our Class A Common Stock as of June 30, 2021.

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

Acquisitions

As partial consideration for certain of our acquisitions completed during the three months ended March 31, 2021, we issued 14,092,310 shares of Class A Common Stock to certain former equity holders of the companies acquired. The shares of Class A Common Stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Unit Exchanges

During the three months ended March 31, 2021, the Company issued 13,218,758 shares of Class A Common Stock to certain holders of AdaptHealth Units in exchange for an equal number of shares of Class B Common Stock and AdaptHealth Units pursuant to the Exchange Agreement. The shares of Class A Common Stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Conversion of Preferred Stock

During the three months ended March 31, 2021, the Company issued 3,950,000 shares of Class A Common Stock upon the conversion of 39,500 shares of Series B-1 Preferred Stock, and 13,047,473 shares of Class A Common Stock upon the conversion of 130,475 shares of Series C-1 Preferred Stock. Such shares were issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

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

3.4

Certificate of Correction to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2021).

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

3.8

Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, par value $0.0001 per share, of the Company (incorporated by reference to Annex B to the Schedule 14A filed with the SEC on January 20, 2021).

10.1

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

AdaptHealth Corp.

May 10, 2021	By:	/s/ Stephen P. Griggs
Stephen P. Griggs
Co-Chief Executive Officer and Director
(Principal Executive Officer)

May 10, 2021	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

May 10, 2021	By:	/s/ Frank Mullen
Frank Mullen
Chief Accounting Officer
(Principal Accounting Officer)