Form 10-Q
period 2021-06-30
AdaptHealth Corp.
filed 2021-08-06
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 130,910,675 shares of the Registrant’s Common Stock issued and outstanding.

ADAPTHEALTH CORP.

FORM 10-Q

CERTAIN DEFINED TERMS

Throughout this Quarterly Report on Form 10-Q, unless otherwise specified or the context so requires:

“AdaptHealth Holdings” means AdaptHealth Holdings LLC, a Delaware limited liability company;

“AdaptHealth Units” means units of AdaptHealth Holdings;

“BM Notes” means, collectively, (i) the Amended and Restated Promissory Notes, dated as of November 8, 2019, issued by AdaptHealth Holdings in favor of affiliates of Assured Guaranty Ltd. (formerly BlueMountain Capital Management, LLC), which amended and restated the Promissory Notes, dated as of November 8, 2019, issued by AdaptHealth Holdings in favor of affiliates of Assured Guaranty Ltd., and (ii) the Second Amended and Restated Promissory Notes, dated as of March 20, 2019, issued by AdaptHealth Holdings in favor of affiliates of Assured Guaranty Ltd. (formerly BlueMountain Capital Management, LLC), which amended and restated the Amended and Restated Promissory Notes, dated as of March 20, 2019, issued by AdaptHealth Holdings in favor of affiliates of Assured Guaranty Ltd.;

“Business Combination” means our business combination with AdaptHealth Holdings, which we completed on November 8, 2019;

“Charter” means our Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 28, 2021;

“Class A Common Stock” means the Class A Common Stock, par value $0.0001 per share, created on the Closing, which, following the filing of the Charter, has been renamed to “Common Stock” (as defined below);

“Class B Common Stock” means the Class B Common Stock, par value $0.0001 per share, created on the Closing, which following the filing of the Charter, no longer exists;

“Closing” means the closing of the Business Combination;

“Common Stock” means our Common Stock, par value $0.0001 per share;

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$178,189	$99,962
Accounts receivable	302,127	171,065
Inventory	81,507	58,783
Prepaid and other current assets	29,046	33,441
Total current assets	590,869	363,251
Equipment and other fixed assets, net	309,071	110,468
Goodwill	3,231,200	998,810
Identifiable intangible assets, net	233,630	116,061
Other assets	19,344	16,483
Deferred tax assets	303,551	208,399
Total Assets	$4,687,665	$1,813,472
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$350,714	$254,212
Current portion of capital lease obligations	23,919	22,282
Current portion of long-term debt	96,750	8,146
Contract liabilities	24,872	11,043
Other liabilities	83,861	89,524
Contingent consideration common shares liability	25,758	36,846
Total current liabilities	605,874	422,053
Long-term debt, less current portion	1,776,326	776,568
Other long-term liabilities	317,464	186,470
Long-term portion of contingent consideration common shares liability	20,675	33,631
Warrant liability	73,283	113,905
Total Liabilities	2,793,622	1,532,627
Commitments and contingencies (note 14)
Stockholders' Equity
Class A Common Stock, par value of $0.0001 per share, 210,000,000 shares authorized; 130,064,838 and 76,457,439 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	13	8
Class B Common Stock, par value of $0.0001 per share, 35,000,000 shares authorized; 0 and 13,218,758 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	1
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 and 163,560 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	2,015,875	558,486
Accumulated deficit	(124,055)	(199,196)
Accumulated other comprehensive loss	(1,871)	(4,411)
Total stockholders' equity attributable to AdaptHealth Corp.	1,889,963	354,889
Noncontrolling interests in subsidiaries	4,080	(74,044)
Total stockholders' equity	1,894,043	280,845
Total Liabilities and Stockholders' Equity	$4,687,665	$1,813,472

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$617,017	$232,116	$1,099,136	$423,555
Costs and expenses:
Cost of net revenue	490,720	198,418	887,418	366,048
General and administrative expenses	42,946	17,092	99,578	31,439
Depreciation and amortization, excluding patient equipment depreciation	17,944	1,036	31,324	2,278
Total costs and expenses	551,610	216,546	1,018,320	399,765
Operating income	65,407	15,570	80,816	23,790
Interest expense, net	23,147	7,482	45,332	15,420
Loss on extinguishment of debt	7,736	—	11,949	—
Change in fair value of contingent consideration common shares liability (note 10)	(22,079)	(42)	(24,044)	16,325
Change in fair value of warrant liability (note 10)	(37,454)	(654)	(40,622)	35,446
Other loss (income), net	1,669	(900)	1,150	(1,991)
Income (loss) before income taxes	92,388	9,684	87,051	(41,410)
Income tax expense	12,330	1,826	10,635	185
Net income (loss)	80,058	7,858	76,416	(41,595)
Income (loss) attributable to noncontrolling interests	951	3,388	1,275	(11,514)
Net income (loss) attributable to AdaptHealth Corp.	$79,107	$4,470	$75,141	$(30,081)

Weighted average common shares outstanding - basic	129,664	44,508	120,438	43,242
Weighted average common shares outstanding - diluted	136,582	47,834	127,720	43,242

Basic net income (loss) per share (1)	$0.56	$0.10	$0.56	$(0.70)
Diluted net income (loss) per share (1)	$0.12	$0.08	$0.06	$(0.70)

(1)	See Note 11, Earnings Per Share, to the unaudited consolidated interim financial statements for the calculations of basic and diluted net income (loss) per share.

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$80,058	$7,858	$76,416	$(41,595)
Other comprehensive income (loss):
Interest rate swap agreements, inclusive of reclassification adjustment	664	(1,066)	2,540	(12,483)
Comprehensive income (loss)	80,722	6,792	78,956	(54,078)

Income (loss) attributable to noncontrolling interests	951	3,388	1,275	(11,514)
Comprehensive income (loss) attributable to AdaptHealth Corp.	$79,771	$3,404	$77,681	$(42,564)

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED)

										Accumulated
							Additional			other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Accumulated		comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit		income (loss)	subsidiaries	Total
Balance, December 31, 2020	76,458	$8	13,219	$1	164	$1	$558,486		$(199,196)	$(4,411)	$(74,044)	$280,845
Issuance of Class A Common Stock for acquisitions	14,092	2	—	—	—	—	564,986		—	—	—	564,988
Issuance of Series C Preferred Stock for an acquisition	—	—	—	—	130	—	523,856		—	—	—	523,856
Issuance of stock options for an acquisition	—	—	—	—	—	—	134,683		—	—	—	134,683
Exchange of Class B Common Stock for Class A Common Stock	13,219	1	(13,219)	(1)	—	—	(77,919)		—	—	77,919	—
Equity-based compensation	172	—	—	—	—	—	8,582		—	—	—	8,582
Cashless exercise of stock options	9	—	—	—	—	—	—		—	—	—	—
Issuance of Class A Common Stock, net of offering costs of $13,832	8,450	1	—	—	—	—	265,017		—	—	—	265,018
Conversion of Series B-1 Preferred Stock to Class A Common Stock	3,950	—	—	—	(40)	—	—		—	—	—	—
Conversion of Series C-1 Preferred Stock to Class A Common Stock	13,047	1	—	—	(130)	—	(1)		—	—	—	—
Class A Common Stock issued in connection with Employee Stock Purchase Plan	8	—	—	—	—	—	314		—	—	—	314
Net loss	—	—	—	—	—	—	—		(3,966)	—	324	(3,642)
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—	—	16,768		—	—	—	16,768
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—		—	1,876	—	1,876
Other	(19)	—	—	—	—	—	(810)		—	—	—	(810)
Balance, March 31, 2021	129,386	$13	—	$—	124	$1	$1,993,962	—	(203,162)	$(2,535)	$4,199	$1,792,478
Issuance of Class A Common Stock for acquisitions	441	—	—	—	—	—	12,166		—	—	—	12,166
Equity-based compensation	37	—	—	—	—	—	7,447		—	—	—	7,447
Exercise of stock options	200	—	—	—	—	—	2,300		—	—	—	2,300
Distribution to non-controlling interest	—	—	—	—	—	—	—		—	—	(1,070)	(1,070)
Net income	—	—	—	—	—	—	—		79,107	—	951	80,058
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—		—	664	—	664
Balance, June 30, 2021	130,064	$13	—	$—	124	$1	$2,015,875	—	(124,055)	$(1,871)	$4,080	$1,894,043

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED) (Continued)

									Accumulated
							Additional		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2019	40,816	$4	31,564	$3	—	$—	$—	$(40,258)	$1,431	$(26,963)	$(65,783)
Issuance of Class A Common Stock for an acquisition	387	—	—	—	—	—	6,248	—	—	—	6,248
Exchange of Class B Common Stock for Class A Common Stock	1,000	—	(1,000)	—	—	—	(361)	—	—	361	—
Exercise of warrants	1,092	—	—	—	—	—	15,273	—	—	—	15,273
Equity-based compensation	59	—	—	—	—	—	2,223	—	—	—	2,223
Net loss	—	—	—	—	—	—	—	(34,551)	—	(14,902)	(49,453)
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	2,483	—	—	—	2,483
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(6,570)	(4,847)	(11,417)
Balance, March 31, 2020	43,354	$4	30,564	$3	—	$—	$25,866	$(74,809)	$(5,139)	$(46,351)	$(100,426)
Exchange of Class B Common Stock for Class A Common Stock	2,055	—	(2,055)	—	—	—	(1,580)	—	—	1,580	—
Exercise of warrants	1,034	1	—	—	—	—	17,627	—	—	—	17,628
Equity-based compensation	32	—	—	—	—	—	3,244	—	—	—	3,244
Exchange of Class A Common Stock for Series B-1 Preferred Stock	(15,810)	(2)	—	—	158	1	1	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(800)	(800)
Net income	—	—	—	—	—	—	—	4,470	—	3,388	7,858
Equity activity resulting from the Put/Call Agreement	—	—	—	—	—	—	(29,927)	—	—	—	(29,927)
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—	—	2,223	—	—	—	2,223
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(656)	(410)	(1,066)
Balance, June 30, 2020	30,665	$3	28,509	$3	158	$1	$17,454	$(70,339)	$(5,795)	$(42,593)	$(101,266)

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$76,416	$(41,595)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, including patient equipment depreciation	86,768	35,114
Equity-based compensation	16,029	5,467
Change in fair value of contingent consideration common shares liability	(24,044)	16,325
Change in fair value of warrant liability	(40,622)	35,446
Deferred income tax expense (income)	6,544	(1,613)
Change in fair value of interest rate swaps, net of reclassification adjustment	(1,443)	(1,415)
Change in fair value of contingent consideration	255	(2,900)
Payment of contingent consideration in connection with an acquisition	—	(1,000)
Amortization of intangible assets	24,231	—
Amortization of deferred financing costs	2,306	783
Imputed interest expense	173	—
Write-off of deferred financing costs	3,495	—
Loss on extinguishment of debt from prepayment penalty	8,454	—
Gain on sale of investment	—	(591)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,608)	(20,506)
Inventory	15,841	(6,792)
Prepaid and other assets	8,678	3,603
Accounts payable and accrued expenses and other current liabilities	(30,849)	90,682
Net cash provided by operating activities	147,624	111,008
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(1,292,631)	(107,463)
Purchases of equipment and other fixed assets	(79,396)	(10,915)
Payments for investments in cost method companies	—	(1,000)
Proceeds from sale of investment	—	2,046
Net cash used in investing activities	(1,372,027)	(117,332)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	1,070,000	70,000
Repayments on long-term debt and lines of credit	(470,521)	(21,641)
Proceeds from the issuance of Class A Common Stock	278,850	—
Proceeds from the issuance of senior unsecured notes	500,000	—
Proceeds from exercise of warrants	—	11,883
Proceeds from exercise of stock options	2,300	—
Payments on capital leases	(19,767)	(19,409)
Payments for equity issuance costs	(13,832)	—
Payments of deferred financing costs	(18,039)	—
Proceeds received in connection with Employee Stock Purchase Plan	314	—
Payments for tax withholdings from equity-based compensation activity	(810)	—
Distributions to noncontrolling interests	(1,070)	(800)
Payment of contingent consideration in connection with acquisitions	(13,396)	—
Payment of deferred purchase price in connection with acquisitions	(2,945)	—
Payments for debt prepayment penalties	(8,454)	—
Net cash provided by financing activities	1,302,630	40,033
Net increase in cash and cash equivalents	78,227	33,709
Cash and cash equivalents at beginning of period	99,962	76,878
Cash and cash equivalents at end of period	$178,189	$110,587
Supplemental disclosures:
Cash paid for interest	$30,382	$15,488
Cash paid for income taxes	13,756	2,155
Noncash investing and financing activities:
Equipment acquired under capital lease obligations	$18,644	$20,632
Unpaid equipment and other fixed asset purchases at end of period	20,114	6,990
Equity consideration issued in connection with acquisitions	1,235,693	6,248
Contingent purchase price in connection with acquisitions	1,000	—
Deferred purchase price in connection with acquisitions	983	33

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

As of June 30, 2021, the Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the Securities Act), as modified by the Jumpstart our Business Startups Act of 2012, (the JOBS Act), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and other exemptions. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in the IPO, which would be December 31, 2023. The Company will no longer qualify as an emerging growth company as of December 31, 2021 due to the market value of its Common Stock that was held by non-affiliates as of June 30, 2021.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

The Company did not incur any impairment charges on long-lived assets for the three and six months ended June 30, 2021 and 2020. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining useful lives of its long lived assets.

(g)          Business Segment

The Company’s chief operating decision-makers are its Chief Executive Officer and President, who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-makers, or anyone else, for any planning, strategy and key decision-making regarding operations. The corporate office is responsible for contract negotiation with vendors and payors, corporate compliance with healthcare laws and regulations, and revenue cycle management, among other corporate supporting functions. Accordingly, the Company has a single reportable segment and operating segment structure.

(h)        Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on its-balance sheet and disclose key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use (ROU) asset on the balance sheet for most leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company expects to elect the “package of practical expedients” under the new standard, which, among other things, permits lease agreements that are twelve months or less to be excluded from the balance sheet, and permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company will adopt the new standard during the year ended December 31, 2021. The Company expects to adopt this guidance using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application, and will recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company continues to assess all of the effects of the adoption, it currently estimates that upon adoption it will record approximately $88 million to $98 million of operating lease liabilities on its consolidated balance sheet, with a corresponding ROU asset, based on the present value of the remaining minimum rental payments under the current leasing standard for existing operating leases. This amount is estimated as of the date of initial application (January 1, 2021), and will be impacted by changes to the existing operating leases during 2021 for new leases, lease amendments, lease terminations and acquisitions. The Company does not expect the adoption will have an impact on its accounting for existing capital leases. The adoption will also require significant new disclosures about the Company’s leasing activities.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Additionally, the Company estimates that it will record approximately $55 million to $65 million of operating lease liabilities on its consolidated balance sheet, with a corresponding ROU asset, based on the present value of the remaining minimum rental payments under the current leasing standard for operating leases acquired by the Company in connection with the acquisition of AeroCare Holdings, Inc. (AeroCare) on February 1, 2021 (note 3).

The Company is implementing a lease management system to track and record the lease liabilities and ROU asset for all leases with a term of greater than 12 months. The Company is also in the process of completing additional process changes and updating internal controls to ensure the new reporting and disclosure requirements are met upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. The standard is effective for fiscal years beginning after December 15, 2022, for smaller reporting companies, including interim periods within those annual periods, with early adoption permitted. The Company will adopt the new standard during the year ended December 31, 2021. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures but currently does not expect the impact will be material.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

The Company’s business experiences some seasonality. Its patients are generally responsible for a greater percentage of the cost of their treatment or therapy during the early months of the calendar year due to co-insurance, co-payments and deductibles, and therefore may defer treatment and services of certain therapies until meeting their annual deductibles. In addition, changes to employer insurance coverage often go into effect at the beginning of each calendar year which may impact eligibility requirements and delay or defer treatment. These factors may lead to lower net revenue and cash flow in the early part of the year versus the latter half of the year. Additionally, the increased incidence of respiratory infections during the winter season may result in initiation of additional respiratory services such as oxygen therapy for certain patient populations. The Company’s net revenue and quarterly operating results may fluctuate significantly in the future depending on these and other factors.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

The composition of net revenue by payor type for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Insurance	$371,869	$148,165	$661,879	$262,616
Government	177,323	60,513	311,053	111,758
Patient pay	67,825	23,438	126,204	49,181
Net revenue	$617,017	$232,116	$1,099,136	$423,555

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

The composition of net revenue by core service lines for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales revenue:
Sleep	$163,331	$84,421	$292,013	$153,315
Diabetes	123,314	6,372	218,331	11,679
Supplies to the home	42,675	27,868	84,038	55,900
Respiratory	13,154	18,114	18,775	20,882
HME	30,360	12,727	54,516	24,306
Other	27,763	11,463	50,189	23,856
Total net sales revenue	$400,597	$160,965	$717,862	$289,938

Net revenue from fixed monthly equipment reimbursements:
Sleep	$66,335	$22,644	$114,444	$45,313
Diabetes	3,216	—	6,069	—
Respiratory	111,528	30,856	194,982	55,863
HME	24,431	13,262	44,811	25,439
Other	10,910	4,389	20,968	7,002
Total net revenue from fixed monthly equipment reimbursements	$216,420	$71,151	$381,274	$133,617

Total net revenue:
Sleep	$229,666	$107,065	$406,457	$198,628
Diabetes	126,530	6,372	224,400	11,679
Supplies to the home	42,675	27,868	84,038	55,900
Respiratory	124,682	48,970	213,757	76,745
HME	54,791	25,989	99,327	49,745
Other	38,673	15,852	71,157	30,858
Total net revenue	$617,017	$232,116	$1,099,136	$423,555

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, the Company increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, the Company assumed a liability of $3.7 million relating to funds received by the acquired company prior to the date of acquisition for CMS recoupable advance payments. The recoupment of the advance payments by CMS has begun in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact the Company’s cash receipts for services provided until such time all amounts have been recouped. During the three months ended June 30, 2021, CMS has recouped a total of $15.9 million. At June 30, 2021, the Company has deferred a total of $33.6 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheet as of June 30, 2021.

Accounts Receivable

Due to the continuing changes in the healthcare industry and third-party reimbursement environment, certain estimates are required to record accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. The complexity of third-party

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

billing arrangements and laws and regulations governing Medicare and Medicaid may result in adjustments to amounts originally recorded.

The Company performs a periodic analysis to review the valuation of accounts receivable and collectability of outstanding balances. Management’s evaluation takes into consideration such factors as historical cash collections experience, business and economic conditions, trends in healthcare coverage, other collection indicators and information about specific receivables. The Company’s evaluation also considers the age and composition of the outstanding amounts in determining their estimated net realizable value.

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Revisions in reserve estimates are recorded as an adjustment to net revenue in the period of revision.

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. At June 30, 2021 and December 31, 2020, the Company recorded unbilled accounts receivables of $18.3 million and $20.2 million, respectively.

(3)          Acquisitions

During the six months ended June 30, 2021 and 2020, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The substantial majority of the goodwill recorded during the six months ended June 30, 2021 is not expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as receipt of final valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized. Also, see subsection, “Pro forma information” of this Note 3 for pro forma information on net revenue and operating income.

Six Months Ended June 30, 2021

On February 1, 2021, the Company acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other durable medical equipment products. The total consideration consisted of (i) a cash payment of approximately $1.1 billion at closing, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock at closing, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock at closing, and (iv) the issuance of 3,959,892 options to purchase shares of the Company’s Class A Common Stock in the future, which had a weighted-average exercise price of $6.24 per share and a weighted-average remaining exercise period of approximately 7 years from the date of closing. Refer to Note 10, Stockholders’ Equity – Preferred Stock, for additional discussion of the Series C Convertible Preferred Stock issued in connection with the acquisition of AeroCare. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $27.7 million to cash, $75.9 million to accounts receivable, $27.6 million to inventory, $163.5 million to equipment and other fixed assets, $138.2 million to identifiable intangible assets (consisting of $70.0 million of contractual rental agreements and $68.2 million of tradenames), $2.1 billion to goodwill, $82.7 million to accounts payable and accrued expenses, $63.7 million to deferred tax liabilities, and

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

$20.9 million of net liabilities to other working capital accounts. In July 2021, the Company paid $4.1 million to the AeroCare sellers in connection with a post-closing net working capital adjustment, which was recorded as additional goodwill in July 2021.

On April 30, 2021, the Company acquired 100% of the equity interests of Spiro Health Services, LLC (Spiro). Spiro is a provider of home medical equipment and supplies. The total consideration consisted of a cash payment of $66.1 million at closing, the issuance of 244,641 shares of the Company’s Class A Common Stock at closing, and a potential contingent consideration payment of up to $1.0 million, which was determined to be the fair value at the acquisition date and such amount was recorded as a contingent consideration liability in connection with the Company’s preliminary acquisition accounting. Such amount is included in other current liabilities in the accompanying consolidated balance sheets at June 30, 2021 based on the expected payment date. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $2.1 million to cash, $7.3 million to accounts receivable, $4.9 million to inventory, $2.2 million to equipment and other fixed assets, $1.0 million to identifiable intangible assets (consisting of tradenames), $63.8 million to goodwill, $5.1 million to accounts payable and accrued expenses, $2.2 million to capital lease obligations, and $0.2 million of net assets to other working capital accounts.

On June 1, 2021, the Company acquired 100% of the equity interests of Healthy Living Medical Supply, LLC (Healthy Living). Healthy Living is a provider of continuous glucose monitors and insulin pumps. The total consideration consisted of a cash payment of $47.0 million at closing and the issuance of 196,779 shares of the Company’s Class A Common Stock at closing. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $0.6 million to cash, $7.5 million to accounts receivable, $2.9 million to inventory, $1.5 million to equipment and other fixed assets, $1.3 million to identifiable intangible assets (consisting of tradenames), $41.7 million to goodwill, $3.6 million to accounts payable and accrued expenses, and $0.2 million of net assets to other working capital accounts.

In addition, during the six months ended June 30, 2021, the Company acquired 100% of the equity interests of two providers of home medical equipment and acquired certain assets of the durable medical equipment business of a provider of home medical equipment. The total consideration paid for these three acquisitions consisted of cash payments of $57.5 million at closing, a $0.9 million cash payment during the six months ended June 30, 2021 for a post-closing net working capital adjustment, and the issuance of 99,695 shares of the Company’s Class A Common Stock at closing. The Company allocated the consideration paid for these three acquisitions to the estimated fair values of the net assets acquired on a provisional basis, including $1.5 million to cash, $6.4 million to accounts receivable, $3.8 million to inventory, $12.0 million to equipment and other fixed assets, $1.5 million to identifiable intangible assets (consisting of tradenames), $41.2 million to goodwill, $4.7 million to accounts payable and accrued expenses, and $0.2 million of net liabilities to other working capital accounts. One of the acquisitions also includes potential contingent payments of up to $4.0 million based on certain conditions after closing, which was determined to have a nominal acquisition date fair value, and thus no contingent consideration liability was recorded in connection with the Company’s preliminary acquisition accounting for the acquisition.

In addition, during the six months ended June 30, 2021, the Company completed certain other acquisitions. In the aggregate the consideration paid consisted of cash payments of $4.9 million at closing and deferred payment liabilities of $1.0 million. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $0.4 million to accounts receivable, $0.2 million to inventory, $0.7 million to equipment and other fixed assets, $4.9 million to goodwill, $0.2 million to accounts payable and accrued expenses, and $0.1 million of net liabilities to other working capital accounts.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

The following table summarizes the consideration paid for all acquisitions during the six months ended June 30, 2021 (in thousands):

Cash consideration	$1,325,133
Equity consideration	1,235,693
Contingent consideration	1,000
Deferred payments	983
Total	$2,562,809

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. The Company is still evaluating the fair value of certain assets and liabilities for which provisional amounts were recorded and expects to finalize such valuations during the remainder of 2021. Based upon management’s evaluation, which is preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the six months ended June 30, 2021 was allocated as follows during such period (in thousands):

Cash	$31,944
Accounts receivable	97,523
Inventory	39,525
Prepaid and other current assets	4,828
Equipment and other fixed assets	179,761
Goodwill	2,254,990
Identifiable intangible assets	142,000
Other assets	1,194
Deferred tax liabilities	(63,222)
Accounts payable and accrued expenses	(96,325)
Contract liabilities	(14,583)
Other current liabilities	(11,576)
Other long-term liabilities	(1,055)
Capital lease obligations	(2,195)
Net assets acquired	$2,562,809

During the six months ended June 30, 2021, the Company received net cash receipts of $0.6 million relating to working capital adjustments associated with businesses that were acquired during 2020 which was recorded as a decrease to goodwill during the period.

Six Months Ended June 30, 2020

On January 2, 2020, the Company purchased 100% of the equity interests of the Patient Care Solutions business (PCS), which was a subsidiary of McKesson Corporation. PCS is a home medical equipment supplies business. The total consideration consisted of a cash payment of $15.0 million. During the six months ended June 30, 2020, the Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $16.3 million to accounts receivable, $0.5 million to equipment and other fixed assets, $1.4 million to goodwill, and $3.2 million of net liabilities to other working capital accounts.

On March 2, 2020, the Company purchased certain assets of the durable medical equipment business of Advanced Home Care, Inc. (Advanced). The total consideration consisted of a cash payment of $58.5 million at closing. During the six months ended June 30, 2020, the Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $18.4 million to equipment and other fixed assets, $39.6 million to goodwill, and $0.5 million of net assets to other working capital accounts. The acquisition of Advanced also includes

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

a potential contingent payment of up to $9.0 million based on certain conditions after closing. As of June 30, 2020, the Company had not yet determined the fair value of such contingent payment, as such an estimated fair value was not included in the consideration paid as part of the Company’s preliminary acquisition accounting during the six months ended June 30, 2020. Subsequent to June 30, 2020, the Company determined that the potential contingent payment had an acquisition date fair value of $5.0 million which was recorded as a contingent liability. The fair value of the estimated contingent liability of $5.0 million at June 30, 2021 is included in other current liabilities in the accompanying consolidated balance sheets based on the expected payment date.

In addition, during the six months ended June 30, 2020, the Company acquired 100% of the equity interests of a provider of home medical equipment. The total consideration consisted of a cash payment of $32.4 million at closing and the issuance of 386,874 shares of the Company’s Class A Common Stock at closing. The Company allocated the consideration paid for this acquisition to the estimated fair values of the net assets acquired on a provisional basis, including $0.3 million to cash, $3.3 million to accounts receivable, $1.4 million to inventory, $5.9 million to equipment and other fixed assets, $33.7 million to goodwill, $2.9 million to accounts payable and accrued expenses, $1.6 million to capital lease obligations, and $1.4 million of net liabilities to other working capital accounts.

In addition, during the six months ended June 30, 2020, the Company completed certain other acquisitions. In the aggregate the consideration paid consisted of cash payments of $2.2 million at closing and deferred payment liabilities of less than $0.1 million. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $0.4 million to cash, $0.5 million to accounts receivable, $0.3 million to inventory, $0.4 million to equipment and other fixed assets, $1.4 million to goodwill, $0.7 million to accounts payable and accrued expenses, and $0.1 million of net liabilities to other working capital accounts.

The following table summarizes the consideration paid for all acquisitions during the six months ended June 30, 2020 (in thousands):

Cash consideration	$108,199
Equity consideration	6,248
Deferred payments	33
Total	$114,480

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the six months ended June 30, 2020 was allocated as follows during such period (in thousands):

Cash	$736
Accounts receivable	20,118
Inventory	4,413
Prepaid and other current assets	1,334
Equipment and other fixed assets	25,264
Goodwill	76,060
Accounts payable and accrued expenses	(6,493)
Contract liabilities	(3,906)
Other liabilities	(1,419)
Capital lease obligations	(1,627)
Net assets acquired	$114,480

The Company finalized the valuations of the fair values of the net assets acquired for these acquisitions during the remainder of 2020.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Pro-Forma Information

The unaudited pro-forma financial information presented below has been prepared by adjusting the historical results of the Company to include the historical results of the acquisitions described above. The unaudited pro-forma financial information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro-forma information. The unaudited pro-forma financial information does not reflect the impact of future events that may occur after the acquisitions, such as the impact of cost savings or other synergies that may result from these acquisitions, and does not include interest expense associated with debt incurred to fund the acquisitions.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$631,568	$572,298	$1,224,287	$1,102,997
Operating income	$66,964	$55,719	$92,600	$96,957

Results of Businesses Acquired

The following table presents the amount of net revenue and operating income (loss) in the period of acquisition since the respective acquisition dates for the acquisitions described above that is included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$248,209	$53,002	$390,856	$93,727
Operating income (loss)	$37,306	$(2,061)	$57,689	$(7,621)

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Patient medical equipment	$379,683	$158,108
Delivery vehicles	21,666	8,211
Other	42,409	26,098
	443,758	192,417
Less accumulated depreciation	(134,687)	(81,949)
	$309,071	$110,468

(5)          Goodwill and Identifiable Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the six months ended June 30, 2021 was as follows (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Balance at December 31, 2020	$998,810
Goodwill from acquisitions	2,254,990
Net cash receipts relating to prior acquisitions	(558)
Reduction	(22,042)
Balance at June 30, 2021	$3,231,200

Annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and declines in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a goodwill impairment could have a material adverse effect on the Company’s operating income, net assets and the Company’s cost of, or access to, capital. The Company did not record any goodwill impairment charges during the three and six months ended June 30, 2021 and 2020.

As discussed in Note 3, Acquisitions, during the six months ended June 30, 2021, the Company received net cash receipts of $0.6 million relating to working capital adjustments associated with businesses that were acquired during 2020 which was recorded as a reduction to goodwill during the period. The reduction in the table above relates to measurement period adjustments relating to businesses that were acquired by the Company during 2020, primarily for Solara Medical Supplies, LLC (Solara), which was acquired by the Company in the third quarter of 2020. Based on available information obtained by the Company during the six months ended June 30, 2021, the Company recorded certain measurement period adjustments to the acquisition accounting for Solara, resulting in an increase to accounts receivable of $28.9 million and an increase to accounts payable and accrued expenses of $6.3 million, with a corresponding decrease to goodwill of $22.6 million during the period.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $6,711	$98,889	9.2
Payor contracts, net of accumulated amortization of $7,716	74,284	9.1
Contractual rental agreements, net of accumulated amortization of $14,583	55,417	1.8
Developed technology, net of accumulated amortization of $1,260	5,040	4.0
Identifiable intangible assets, net	$233,630

	December 31, 2020
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $1,793	$32,007	8.8
Payor contracts, net of accumulated amortization of $3,616	78,384	9.6
Developed technology, net of accumulated amortization of $630	5,670	4.5
Identifiable intangible assets, net	$116,061

Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $13.9

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

million and $24.2 million for the three and six months ended June 30, 2021, respectively. There was no amortization expense related to identifiable intangible assets for the three and six months ended June 30, 2020.

Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending June 30,
2022	$55,876
2023	41,293
2024	20,876
2025	20,817
2026	18,720
Thereafter	76,048
Total	$233,630

The Company recorded no impairment charges related to identifiable intangible assets during the three and six months ended June 30, 2021 and 2020.

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

The following table presents the valuation of the Company’s financial assets and liabilities as of June 30, 2021 and December 31, 2020 measured at fair value on a recurring basis. The fair value estimates presented herein are based

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

on information available to management as of June 30, 2021 and December 31, 2020. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
June 30, 2021
Assets
Money market accounts	$58	$—	$—
Total assets measured at fair value	$58	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$20,004
Acquisition-related contingent consideration-long term	—	—	1,568
Interest rate swap agreements-short term	—	5,938	—
Interest rate swap agreements-long term	—	6,240	—
Contingent consideration common shares liability-short term	—	—	25,758
Contingent consideration common shares liability-long term	—	—	20,675
Warrant liability	—	—	73,283
Total liabilities measured at fair value	$—	$12,178	$141,288

(in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Assets
Money market accounts	$5,602	$—	$—
Total assets measured at fair value	$5,602	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$23,941
Acquisition-related contingent consideration-long term	—	—	9,599
Interest rate swap agreements-short term	—	5,941	—
Interest rate swap agreements-long term	—	10,220	—
Contingent consideration common shares liability-short term	—	—	36,846
Contingent consideration common shares liability-long term	—	—	33,631
Warrant liability	—	—	113,905
Total liabilities measured at fair value	$—	$16,161	$217,922

Interest Rate Swaps

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company’s interest rate swaps held as of June 30, 2021 and December 31, 2020 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income in the Company’s consolidated statements of operations. At June 30, 2021, contingent consideration liabilities of $20.0 million and $1.6 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2020, contingent consideration liabilities of $23.9 million and $9.6 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the six months ended June 30, 2021 and 2020 is as follows (in thousands):

Six Months Ended June 30, 2021	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$33,540	$1,000	$(13,396)	$255	$173	$21,572

Six Months Ended June 30, 2020	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$14,725	$—	$(1,000)	$(2,900)	$—	$10,825

Contingent Consideration Common Shares Liability

The Company estimates the fair value of the contingent consideration common shares liability using a Monte-Carlo simulation analysis. A Monte-Carlo simulation is a tool used to project asset prices based on a widely accepted drift calculation, the volatility of the asset, incremental time-steps and a random component known as a Weiner process that introduces the dynamic behavior in the asset price. In this framework, asset prices follow a log-normal distribution as they fluctuate through time, which the simulation process captures. A specific model can be developed around the projected stock price to capture the effects of any market performance conditions on value. Price path specific conditions can be captured in this type of open form model. The Monte-Carlo process expresses potential future scenarios that when simulated thousands of times can be viewed statistically to ascertain fair value. The contingent consideration common shares contain market conditions to determine whether the shares are earned based on the Company’s common stock price during specified measurement periods. Given the path-dependent nature of the requirement in which the shares are earned, a Monte-Carlo simulation was used to estimate the fair value of the liability. The Company’s common stock price was simulated to each measurement period based on the above described methodology. In each iteration, the simulated stock price was compared to the conditions under which the shares are earned. In iterations where the stock price corresponded to shares being earned, the future value of the earned shares was discounted back to present value. The fair value of the liability was estimated based on the average of all iterations of the simulation. Refer to Note 10, Stockholders’ Equity, for additional discussion of the contingent consideration common shares.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents the Company’s hierarchy for non-financial assets measured at fair value on a non-recurring basis (in thousands):

	June 30,	December 31,
	2021	2020
Assets:
Goodwill (Level 3)	$3,231,200	$998,810
Identifiable intangible assets, net (Level 3)	$233,630	$116,061

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

(7)          Derivative Instruments and Hedging Activities

The Company records all derivatives on its consolidated balance sheet at fair value. As of June 30, 2021 and December 31, 2020, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional amount associated with the swap agreements was $250 million as of June 30, 2021 and December 31, 2020 and have maturity dates at certain dates through March 2024. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

The table below presents the fair value of the Company’s derivatives designated as hedging instruments as well as their classification in the consolidated balance sheets at June 30, 2021 and December 31, 2020 (in thousands):

		June 30, 2021	December 31, 2020

	Balance Sheet Location	Asset (Liability)
Interest rate swap agreements	Other current liabilities	$(5,938)	$(5,941)
Interest rate swap agreements	Other long-term liabilities	(6,240)	(10,220)
Total		$(12,178)	$(16,161)

During the three months ended June 30, 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $1.4 million in other comprehensive income (loss). In addition, during the three months ended June 30, 2021, $0.7 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the six months ended June 30, 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $4.0 million in other comprehensive income (loss). In addition, during the six months ended June 30, 2021, $1.4 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the three months ended June 30, 2020, as a result of the effect of cash flow hedge accounting, the Company recognized a loss of $0.4 million in other comprehensive income (loss). In addition, during the three months ended June 30, 2020, $0.7 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the six months ended June 30, 2020, as a result of the effect of cash flow hedge accounting, the Company recognized a loss of $11.1 million in other comprehensive income (loss). In addition, during the six months ended June 30, 2020, $1.4 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.

(8)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accounts payable	$260,580	$191,038
Employee-related accruals	42,854	26,705
Accrued interest	24,974	11,062
Other	22,306	25,407
Total	$350,714	$254,212

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

(9)          Debt

The following is a summary of long term-debt as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Secured term loans	$800,000	$248,438
Revolving credit facility	175,000	55,000
Senior unsecured notes	850,000	350,000
Note payable	71,750	143,500
Other	—	333
Unamortized deferred financing fees	(23,674)	(12,557)
	1,873,076	784,714
Current portion	(96,750)	(8,146)
Long-term portion	$1,776,326	$776,568

On January 20, 2021, the Company refinanced its then existing debt borrowings and entered into a new credit agreement with its existing bank group, which was subsequently amended in April 2021 (the 2021 Credit Agreement). The 2021 Credit Agreement included borrowings of $800 million under a term loan (the 2021 Term Loan), and $450 million in commitments for revolving credit loans (the 2021 Revolver). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare, to repay existing amounts outstanding under revolving credit loans under the 2021 Credit Agreement which were borrowed prior to the April 2021 amendment, and to repay existing amounts outstanding under the 2020 Credit Agreement (see discussion below), and to pay related fees and expenses. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio. In connection with the 2021 Credit Agreement, the Company paid financing costs of $7.6 million during the six months ended June 20, 2021. Further, in connection with the transactions completed pursuant to the 2021 Credit Agreement, the Company wrote off unamortized deferred financing costs of $2.1 million, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the six months ended June 30, 2021. During the three months ended March 31, 2021, the Company wrote off $4.2 million of unamortized deferred financing costs in connection with the 2021 Credit Agreement, which was reflected in loss on extinguishment of debt in the Company’s previously issued consolidated statement of operations in such period. During the three months ended June 30, 2021, the Company corrected an error that was identified relating to the accounting for the write off of unamortized deferred financing costs recorded during the three months ended March 31, 2021. As a result of this correction, the Company reversed $2.1 million of the write off that was recorded in the three months ended March 31, 2021, which was reflected as a reduction to the loss on extinguishment of debt recognized during the three months ended June 30, 2021. The impact of such correction was not considered material to the Company’s unaudited consolidated financial statements for the three months ended March 31, 2021 and the three and six months ended June 30, 2021.

Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. The Company was in compliance with all debt covenants as of June 30, 2021.

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

Secured Term Loans

The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. At June 30, 2021, there was $800 million outstanding under the 2021 Term Loan. The interest rate under the term loan was 2.13% at June 30, 2021.

Revolving Credit Facility

During the six months ended June 30, 2021, the Company borrowed $270 million under revolving credit loans pursuant to the 2021 Credit Agreement, of which $175 million was outstanding at June 30, 2021. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. The interest rate under the Company’s revolving credit loans was 2.13% at June 30, 2021. At June 30, 2021, after consideration of stand-by letters of credit outstanding of $14.9 million, the remaining maximum borrowings available pursuant to the Company’s revolving credit loans were $260.1 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

Note Payable

In connection with the March 2019 Recapitalization Transactions, the Company signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, the Company issued a promissory note with a principal amount of $100 million (the Promissory Note). In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. In June 2021, the Company agreed with the holders of the New Promissory Note to repay $71.8 million of the outstanding principal amount under the New Promissory Note, and wrote off $1.4 million of unamortized deferred financing costs relating to such principal amount, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations during the three and six months ended June 30, 2021. In addition, in connection with the prepayment of such principal amount, the Company paid a debt prepayment penalty of $8.5 million, reflecting the previously disclosed 10% prepayment penalty plus an incremental amount negotiated as part of the June 2021 agreement, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations during the three and six months ended June 30, 2021. Further, the Company has agreed to repay the remaining principal balance of $71.8 million plus accrued interest by September 30, 2021. The Company will also pay a debt prepayment penalty of $7.2 million in connection with that prepayment. The Company expects to repay the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

remaining outstanding principal by September 30, 2021 using cash on hand and/or borrowings under the 2021 Revolver, and therefore such amount is included in current portion of long-term debt in the accompanying consolidated balance sheets as of June 30, 2021. The outstanding principal balance under the New Promissory Note currently bears interest at 12% and is required to be paid in cash. If the remaining outstanding principal is not repaid by October 31, 2021, the New Promissory Note will be amended to provide that the outstanding principal amount will bear interest at the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum and will have a maturity date of November 8, 2029.

In May 2020, the Company and the investor entered into a Put/Call Option and Consent Agreement (the Put/Call Agreement), pursuant to which certain put and call rights were granted to the parties with respect to shares of Class A Common Stock, shares of Class B Common Stock, and common units of AdaptHealth Holdings (each such common unit, together with one share of Class B Common Stock, a Consideration Unit) held by the investor at the time. Pursuant to the Put/Call Agreement, which was amended in October 2020, during the period from July 1, 2020 to December 31, 2020 (the Option Period), the investor could require the Company to purchase up to 1,898,967 shares of Class A Common Stock and/or Consideration Units held by the investor (such shares of Class A Common Stock and Consideration Units, collectively, Interests) at a price per share of Class A Common Stock or per Consideration Unit equal to the greater of (x) $14.50 and (y) 85% of the 30-day volume-weighted average price per share of the Company’s Class A Common Stock on the date the exercise notice is delivered. During the Option Period, the Company could also require the investor to sell up to 1,898,967 of the Interests held by the investor to the Company at a price per share of Class A Common Stock or per Consideration Unit of $15.76. In addition, under the Put/Call Agreement, the investor waived certain consent rights under the New Promissory Note. In connection with the Put/Call Agreement, during the six months ended June 30, 2020, the Company recorded a decrease to additional paid-in capital of $29.9 million, representing the settlement amount of the related call option, and classified such amount as mezzanine equity at such date.

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

Following the Closing of the Business Combination, the combined results of DFB and AdaptHealth Holdings are consolidated, and the holders of Class A Common Stock owned an approximate 56% direct controlling interest and the holders of New AdaptHealth Units owned an approximate 44% direct noncontrolling economic interest shown as noncontrolling interest in the consolidated financial statements of the combined entity. The direct noncontrolling economic interest in AdaptHealth Holdings held by the owners of AdaptHealth Holdings was in the form of New AdaptHealth Units (and a corresponding number of non-economic shares of Class B Common Stock) and were exchangeable on a one-to-one basis for shares of Class A Common Stock. Following the Closing of the Business Combination, all of the New AdaptHealth Units and a corresponding number of shares of Class B Common Stock were

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

exchanged for shares of Class A Common Stock, of which the final 13,218,758 of the exchanges occurred on January 1, 2021. As a result, there are no New AdaptHealth Units and shares of Class B Common Stock outstanding, and therefore the prior holders of New AdaptHealth Units no longer own a direct noncontrolling economic interest in AdaptHealth Holdings. Accordingly, the Company recorded a decrease to the noncontrolling interest of $77.9 million during the six months ended June 30, 2021 in the accompanying consolidated statements of stockholders’ equity (deficit).

Following the filing of the Charter with the Secretary of State of the State of Delaware on July 28, 2021, the Company’s Class A Common Stock was renamed to Common Stock, and the Common Stock is the sole class of common stock of the Company.

Preferred Stock

In June 2020, the Company entered into an exchange agreement (the Exchange Agreement) with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105.47 shares of Series B-1 Preferred Stock, par value $0.0001 per share. The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Common Stock in all cash dividends paid on the Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that following such conversion, the number of shares of Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Common Stock of the Company. During the six months ended June 30, 2021, 39,500 shares of Series B-1 Preferred Stock were converted into 3,950,000 shares of Class A Common Stock.

As discussed in Note 3, Acquisitions, the Company issued 130,474.73 shares of Series C Convertible Preferred Stock in connection with the acquisition of AeroCare. The Series C Convertible Preferred Stock liquidation preference was limited to its par value of $0.0001 per share. The Series C Convertible Preferred Stock participated equally and ratably on an as-converted basis with the holders of Class A Common Stock in all potential cash dividends paid on the Class A Common Stock. The Series C Convertible Preferred Stock was non-voting. On March 3, 2021, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635, the issuance of shares of the Company’s Class A Common Stock, representing equal to or greater than 20% of the outstanding common stock or voting power of the Company issuable upon conversion of the Series C Convertible Preferred Stock issued to the former equity holders of AeroCare, by removal of the conversion restriction that prohibits such conversion of Series C Convertible Preferred Stock. Following the receipt of the approval of the Company’s stockholders, the holders were able to elect to convert, and the Company was able to elect to effect a mandatory conversion of, each share of Series C Convertible Preferred Stock into 100 shares of Class A Common Stock (subject to certain anti-dilution adjustments). The Company elected to effect a mandatory conversion of the Series C Convertible Preferred Stock, and the conversion of such shares of Series C Convertible Preferred Stock to 13,047,473 shares of Class A Common Stock occurred on March 18, 2021.

Warrants

At the Closing of the Business Combination, the Company had 12,666,666 warrants outstanding. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of common stock at a price below its exercise price. As of March 31, 2021, 8,386,118 warrants were exercised. As of June 30, 2021, the Company had 4,280,548 warrants outstanding, which have an expiration date of November 20, 2024.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

The estimated fair value of the warrants is recorded as a liability in the Company’s consolidated balance sheet, with such fair value reclassified to stockholders’ equity upon the exercise of such warrants. Prior to exercise, the change in the estimated fair value of such warrants each period is recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.

A reconciliation of the changes in the warrant liability during the six months ended June 30, 2021 and 2020 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2020	$113,905
Change in estimated fair value of the warrant liability	(40,622)
Estimated fair value of warrant liability at June 30, 2021	$73,283

Estimated fair value of warrant liability at December 31, 2019	$27,635
Change in estimated fair value of the warrant liability	35,446
Reclassification of warrant liability to equity for exercised warrants	(21,019)
Estimated fair value of warrant liability at June 30, 2020	$42,062

Contingent Consideration Common Shares

Pursuant to the Merger Agreement, the former owners of AdaptHealth Holdings who received Class A Common Stock and Class B Common Stock in connection with the Business Combination are entitled to receive earn-out consideration to be paid in the form of Class A Common Stock, if the average price of the Company’s Class A Common Stock for the month of December prior to each measurement date equals or exceeds certain hurdles set forth in the Merger Agreement (Contingent Consideration Common Shares). The former owners of AdaptHealth Holdings were entitled to receive 1,000,000 shares of Class A Common Stock on December 31, 2020 based on an average stock price hurdle of $15. The average stock price of the Company’s Class A Common Stock was greater than $15 per share for the applicable measurement period as of the December 31, 2020 measurement date, which triggered the issuance of 1,000,000 shares of Class A Common Stock at such date. In addition, the former owners of AdaptHealth Holdings are entitled to receive up to an additional 1,000,000 shares of Common Stock on each of December 31, 2021 and 2022 (each a measurement date) and such average stock price hurdles are $18 and $22 at each measurement date, respectively. The Contingent Consideration Common Shares would be issued immediately in the event of a change of control as defined in the Merger Agreement. The estimated fair value of the Contingent Consideration Common Shares is recorded as a liability in the Company’s consolidated balance sheet, with such fair value reclassified to stockholders’ equity upon the issuance of any shares that are earned. Prior to issuance, the change in the estimated fair value of such shares each period is recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.

A reconciliation of the changes in the contingent consideration common shares liability during the six months ended June 30, 2021 and 2020 was as follows (in thousands):

Estimated fair value of contingent consideration common shares liability at December 31, 2020	$70,477
Change in estimated fair value of the contingent consideration common shares liability	(24,044)
Estimated fair value of contingent consideration common shares liability at June 30, 2021	$46,433

Estimated fair value of contingent consideration common shares liability at December 31, 2019	$9,316
Change in estimated fair value of the contingent consideration common shares liability	16,325
Estimated fair value of contingent consideration common shares liability at June 30, 2020	$25,641

The total estimated fair value of the contingent consideration common shares liability at June 30, 2021 is classified as a current liability ($25.7 million) and long-term liability ($20.7 million) in the Company’s consolidated

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

balance sheet as of such date based on the estimated issuance dates of such shares. The total estimated fair value of the contingent consideration common shares liability at December 31, 2020 is classified as a current liability ($36.9 million) and long-term liability ($33.6 million) in the Company’s consolidated balance sheet as of such date based on the estimated issuance dates of such shares.

The decrease in the estimated fair value of the contingent consideration common shares liability of $24.0 million during the six months ended June 30, 2021 was recorded as a non-cash gain in the Company’s consolidated statements of operations during such period. The increase in the estimated fair value of the contingent consideration common shares liability of $16.3 million during the six months ended June 30, 2020 was recorded as a non-cash charge in the Company’s consolidated statements of operations during such period.

Equity-based Compensation

In connection with the Company’s 2019 Stock Incentive Plan (the 2019 Plan), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. At June 30, 2021, the 2019 Plan permits the grant of up to 8,000,000 shares of Common Stock, subject to certain adjustments and limitations. At June 30, 2021, 1,573,266 shares of the Company’s Common Stock were available for issuance under the 2019 Plan. On July 27, 2021, at the annual meeting of stockholders of the Company, the stockholders of the Company approved an amendment and restatement of the 2019 Plan to, among other things, increase the number of shares of Common Stock of the Company reserved under the 2019 Plan by 2,000,000 shares, to permit the grant of up to 10,000,000 shares of Common Stock, subject to certain adjustments and limitations.

The following awards were granted in connection with the 2019 Plan during the six months ended June 30, 2021.

Stock Options

In January 2021, the Company granted 703,170 options to purchase shares of the Company’s Class A Common Stock to certain senior executives of the Company. The options vest ratably over a three-year period from the date of grant based on only a service condition and have a contractual exercise period of five years from the date of grant. The total grant-date fair value of the options granted, using a Black-Scholes option pricing model, was $6.9 million. During the three months ended June 30, 2021, 234,390 of the options from this grant were forfeited as a result of the resignation of the Company’s former Co-CEO (see discussion below). In addition, in connection with the resignation, the Company accelerated the vesting of 184,932 options that were granted to the Company’s former Co-CEO in November 2019, and the remaining 648,401 unvested options from the November 2019 grant were forfeited. In connection with the accelerated vesting of the 184,932 options, the Company recorded $1.9 million of equity-based compensation expense, which is included in general and administrative expenses during the three and six months ended June 30, 2021 in the accompanying consolidated statements of operations.

As previously announced, on April 13, 2021, the Company placed its then Co-Chief Executive Officer, Luke McGee, on unpaid leave while a matter relating to his past private activity was pending. On June 14, 2021, the Company and Mr. McGee agreed that Mr. McGee would resign from his positions as Co-CEO of the Company and a Director of the Company effective as of June 11, 2021. In connection with Mr. McGee’s resignation, the Company accelerated the vesting of certain unvested stock options as discussed above, and also accelerated the vesting of certain unvested shares of restricted stock as discussed below. Other than the accelerated vesting of the stock options and shares of restricted stock, and back pay paid to Mr. McGee relating to his unpaid base wages from April 13, 2021 to June 11, 2021, no other compensation was paid to Mr. McGee in connection with his resignation.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

The weighted-average assumptions used to determine the grant-date fair value of the stock options granted during the six months ended June 30, 2021 were as follows:

Expected volatility	44.5%
Risk-free interest rate	0.18%
Expected term	4.0	years
Dividend yield	N/A

During the three months ended June 30, 2021, 200,000 options were exercised resulting in $2.3 million of cash proceeds received by the Company during such period.

The following table provides the activity regarding the Company’s outstanding stock options during the six months ended June 30, 2021 that were granted in connection with the 2019 Plan (in thousands, except per share data):

		Weighted-Average
		Grant Date	Weighted-Average	Weighted-Average
	Number of	Fair Value	Exercise Price	Remaining
	Options	per Share	per Share	Contractual Term
Outstanding, December 31, 2020	3,464	$2.18	$11.56
Granted	703	$9.81	$48.72
Exercised	(216)	$2.43	$11.85
Forfeited	(914)	$6.34	$11.66
Outstanding, June 30, 2021	3,037	$3.31	$17.25	7.8 Years

Restricted Stock

During the six months ended June 30, 2021, the Company granted 808,115 shares to various employees which vest ratably over the three or four-year periods following the grant dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $25.9 million. During the six months ended June 30, 2021, the Company granted 4,285 shares to non-employee consultants which vest over one year following the grant dates, subject to the consultants’ continuous service through the applicable vesting date. The grant-date fair value of these awards was $0.1 million.

During the three months ended June 30, 2021, in connection with the resignation of the Company’s former Co-CEO, the Company accelerated the vesting of 22,192 shares of restricted stock that were granted in November 2019, and the remaining 77,808 unvested shares from the November 2019 grant were forfeited. In connection with the accelerated vesting of the 22,192 shares, the Company recorded $0.5 million of equity-based compensation expense, which is included in general and administrative expenses during the three and six months ended June 30, 2021 in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Activity related to the Company’s non-vested restricted stock grants for the six months ended June 30, 2021 is presented below (in thousands, except per share data):

	Number of Shares of	Weighted-Average Grant Date
	Restricted Stock	Fair Value per Share
Non-vested balance, December 31, 2020	2,248	$15.60
Granted	812	$32.10
Vested	(156)	$13.79
Forfeited	(568)	$16.49
Non-vested balance, June 30, 2021	2,336	$21.27

Incentive Units

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) and in April 2018 (the 2018 Incentive Units) to certain members of management. The Incentive Units were intended to constitute profits interests and were granted for purposes of enabling such individuals to participate in the long-term growth and financial success of the Company and were issued in exchange for services to be performed. With respect to the 2019 Incentive Units, 50% of the awards were scheduled to vest in equal annual installments on each of the first four anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The first 25% of this portion of the 2019 Incentive Units vested in May 2020, and in January 2021, the vesting of the remaining unvested units associated with this portion of the 2019 Incentive Units was accelerated. The Company recorded $1.5 million of equity-based compensation expense during the six months ended June 30, 2021 in connection with such acceleration. The remaining 50% had initial vesting terms based upon a performance condition. In connection with the Business Combination, the vesting condition for this portion of the 2019 Incentive Units was changed to vest quarterly during the one-year period subsequent to the Closing of the Business Combination, and as such all of the units associated with this portion of the 2019 Incentive Units were fully vested in November 2020. The grant date fair value of the 2019 Incentive Units and the 2018 Incentive Units, as calculated under an Option Pricing Method, was $4.5 million and $5.3 million, respectively. In conjunction with the March 2019 Recapitalization Transactions, the vesting of certain of the 2018 Incentive Units was accelerated. In conjunction with the Business Combination, the vesting of the remaining unvested 2018 Incentive Units was accelerated.

Other Activity

During the six months ended June 31, 2021, the Company granted 53,249 fully vested shares of Class A Common Stock to various employees of the Company, primarily newly hired employees. These shares had a grant-date fair value of $2.0 million, which was recognized as equity-based compensation expense during the six months ended June 30, 2021.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense of $7.4 million during the three months ended June 30, 2021, of which $5.7 million and $1.7 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $3.3 million during the three months ended June 30, 2020, of which $1.6 million and $1.7 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $16.0 million during the six months ended June 30, 2021, of which $11.1 million and $4.9 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $5.5 million during the six months ended June 30, 2020, of which $3.3 million and $2.2 million is included in general and administrative expenses and cost of net

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

revenue, respectively, in the accompanying consolidated statements of operations. At June 30, 2021, there was $39.3 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.9 years.

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

Computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss) attributable to AdaptHealth Corp.	$79,107	$4,470	$75,141	$(30,081)
Less: Earnings allocated to participating securities (1)	6,908	119	7,431	—
Net income (loss) for basic EPS	$72,199	$4,351	$67,710	$(30,081)
Change in fair value of warrant liability (2)	(37,454)	(654)	(40,622)	—
Change in fair value of contingent consideration common shares liability (2)	(18,357)	(42)	(19,991)	—
Net income (loss) for diluted EPS	$16,388	$3,655	$7,097	$(30,081)

Denominator (1) (2)
Basic weighted-average common shares outstanding	129,664	44,508	120,438	43,242
Add: Warrants (2)	2,554	2,400	2,736	—
Add: Contingent Consideration Common Shares (2)	2,000	350	2,000	—
Add: Stock options	1,533	—	1,641	—
Add: Unvested restricted stock	831	576	905	—
Diluted weighted-average common shares outstanding	136,582	47,834	127,720	43,242

Basic net income (loss) per share	$0.56	$0.10	$0.56	$(0.70)
Diluted net income (loss) per share	$0.12	$0.08	$0.06	$(0.70)

(1)	The Company’s preferred stock are considered participating securities. Calculation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

securities are similarly excluded from the denominator. There were participating securities outstanding for all periods presented. There was no amount allocated to the participating securities during the six months ended June 30, 2020 due to the net loss recorded in that period.
(2)	For the three months ended June 30, 2021 and 2020, and the six months ended June 30, 2021, in accordance with the requirements of ASC Topic 260, Earnings per Share, the impact to earnings from the change in fair value of the Company’s contingent consideration common shares liability and the Company’s warrant liability are reversed from the numerator, and the corresponding securities are included in the denominator, for purposes of calculating diluted income per share as the effect of the numerator and denominator adjustments for these derivative instruments is dilutive as a result of the gains recorded for the changes in fair value of these instruments during those periods. For the six months ended June 30, 2020, the numerator and denominator for the diluted loss per share calculation is the same as used in the basic loss per share calculation and therefore exclude the effect of potential dilutive securities as their inclusion would have been anti-dilutive.

Due to the Company reporting a net loss attributable to common stockholders for the six months ended June 30, 2020, all potentially dilutive securities related to outstanding warrants, contingent consideration common shares, unvested restricted stock, and outstanding stock options were excluded from the computation of diluted loss per share as their inclusion would have been anti-dilutive.

The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s calculation of diluted net income (loss) per share for the three and six months ended June 30, 2021 and 2020 because to do so would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Preferred Stock	12,406	1,216	13,217	608
Warrants	—	—	—	1,960
Stock Options	—	1,080	—	883
Unvested restricted stock	—	—	—	548
Contingent Consideration Common Shares	—	—	—	350
Total	12,406	2,296	13,217	4,349

(12)        Leases

Capital Leases

The Company has acquired patient medical equipment and supplies, and office equipment through multiple capital leases. The capital lease obligations represent the present value of minimum lease payments under the respective agreement, payable monthly at various interest rates. Interest expense related to capital leases was less than $0.1 million for each of the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, future annual minimum payments required under lease obligations are as follows (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Twelve months ending June 30,
2022	$24,052
2023	269
2024	22
Total	24,343
Less amount representing interest	(122)
24,221
Current portion	(23,919)
Long-term portion	$302

At June 30, 2021 and December 31, 2020, equipment under capital leases consisted of patient equipment with a cost basis of approximately $40.4 million and $43.3 million, respectively, and accumulated depreciation of approximately $12.1 million and $13.0 million, respectively. Depreciation expense for equipment purchased under capital leases is primarily included in cost of net revenue in the accompanying consolidated statements of operations.

Operating Leases

The Company leases its office facilities and office equipment under noncancelable lease agreements which expire at various dates through March 2033. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain patient medical equipment with such leases set to expire at various dates through May 2022. The Company also leases certain office facilities on a month to month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent. Accordingly, the Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and the amount payable under the lease as deferred rent. The deferred rent recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets at June 30, 2021 and December 31, 2020 was $1.4 million and $1.4 million, respectively. The Company recorded rent expense of $9.1 million and $3.8 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded rent expense of $17.0 million and $7.3 million for the six months ended June 30, 2021 and 2020, respectively. These amounts are primarily included in cost of net revenue in the accompanying consolidated statements of operations.

The minimum annual lease commitments under noncancelable leases with initial or remaining terms in excess of one year as of June 30, 2021 are as follows (in thousands):

Twelve months ending June 30,
2022	$31,212
2023	25,466
2024	18,244
2025	11,274
2026	6,720
Thereafter	13,978
Total minimum payments required (a)	$106,894
(a)	Minimum payments have not been reduced by minimum sublease rentals of $3.2 million due in the future under noncancelable subleases.

(13)          Income Taxes

On January 2, 2021, the Company completed a corporate restructuring to simplify its tax structure (the Tax Restructuring). In connection with the Tax Restructuring, on January 1, 2021, all remaining outstanding shares of Class

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

For the three months ended June 30, 2021 and 2020, the Company recorded income tax expense of $12.3 million and $1.8 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded income tax expense of $10.6 million and $0.2 million, respectively.

As of June 30, 2021 and December 31, 2020, the Company had an unrecognized tax benefit of $1.9 million.

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

During the six months ended June 30, 2021, the Company increased its TRA liability through an aggregate $146.5 million reduction in additional paid-in capital resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the six months ended June 30, 2021, the Company increased its deferred tax asset by $163.3 million through an increase in additional paid-in-capital resulting from these exchanges and other increases of AdaptHealth Corp.’s ownership interest in AdaptHealth Holdings.

At June 30, 2021 and December 31, 2020, the Company had a liability recorded relating to the TRA of $300.1 million and $152.0 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

The Company and certain of its officers were named as defendants in a lawsuit, as described below. The Company cannot reasonably predict the outcome of this legal proceeding, nor can it estimate the amount of loss or range of loss, if any, that may result. An adverse outcome in this proceeding could have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania (the Complaint). The Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that the Company and certain of its officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. The Company intends to vigorously defend against the allegations contained in the Complaint, but there can be no assurance that the defense will be successful.

(15)        Related Party Transaction

The Company and one of its executive officers and shareholders own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $1.2 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. The expense related to this vendor was $2.2 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership.

(16)        Subsequent Events

Subsequent to June 30, 2021, the Company acquired several home medical equipment businesses. The total consideration included cash payments of $124.4 million at closing, and the issuance of a total of 976,819 shares of the Company’s Class A Common Stock at closing. Due to the timing of these acquisitions, as of the date the consolidated interim financial statements were available to be issued, the Company was in the process of determining the allocation of the fair value of the consideration paid to the fair value of the net assets acquired and a preliminary allocation has not yet been determined.

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

AdaptHealth Corp. Overview

AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment, medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment (“HME”) to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME medical devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of June 30, 2021, AdaptHealth serviced approximately 3.3 million patients annually in all 50 states through its network of 678 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

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

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, in the first quarter of 2020, AdaptHealth activated certain business interruption protocols, including acquisition and distribution of personal protective equipment (PPE) to its patient-facing employees, accelerated capital expenditures of certain products and relocation of significant portions of its workforce to “work-from-home” status. Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020. Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”). Additionally, the CARES Act revised the Medicare accelerated and advance payment program in an attempt to disburse payments to healthcare providers more quickly to mitigate the financial impact on healthcare providers. AdaptHealth increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to funds received by the acquired company prior to the date of acquisition for CMS recoupable advance payments. The recoupment of the advance payments by CMS has begun in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact the Company’s cash receipts for services provided until such time all amounts have been recouped. During the three months ended June 30, 2021, CMS has recouped a total of $15.9 million. At June 30, 2021, the Company has deferred a total of $33.6 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheet as of June 30, 2021. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. During the year ended December 31, 2020, AdaptHealth recognized grant income of $14.3 million related to the PRF payments received. As of June 30, 2021, AdaptHealth has deferred $2.9 million of the PRF payments received in April 2020. In addition, in connection with certain acquisitions completed prior to June 30, 2021, AdaptHealth assumed liabilities of $7.7 million relating to CARES Act provider relief fund payments received by the acquired companies prior to the dates of acquisition. At June 30, 2021, AdaptHealth has deferred a total of $10.6 million related to CARES Act provider relief funds, which is included in other current liabilities in the consolidated balance sheet as of June 30, 2021. HHS has indicated that the CARES Act PRF are subject to ongoing reporting and changes to the terms and conditions, and there have been several updates to such reporting requirements and terms and conditions since they were issued by HHS. Such updates have related to changes to the guidance regarding utilization of the funds granted from the PRF and updates to the reporting requirements of such funds, among other updates. As a result of any future updated guidance from HHS, AdaptHealth could be required to reverse the recognition of the grant income recorded and return a portion of the funds recognized, which could be material to AdaptHealth. AdaptHealth is continuing to monitor the reporting requirements issued by HHS. To the extent that reporting requirements and terms and conditions are modified in the future, it may affect AdaptHealth’s ability to comply and may require the return of funds. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Also, as permitted under the CARES Act, AdaptHealth has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. AdaptHealth has deferred a total of $8.6 million pursuant to this provision, of which $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the consolidated balance sheet as of June 30, 2021.

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

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. The most significant of these acquisitions impacting the comparability of AdaptHealth’s operating results in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were as follows:

●	Healthline Medical Equipment, LLC (“Healthline”) acquired in February 2020,
●	Advanced Home Care, Inc. (“Advanced”) acquired in March 2020,
●	Solara Medical Supplies, LLC (“Solara”) acquired in July 2020,
●	ActivStyle, Inc. (“ActivStyle”) acquired in July 2020,
●	Family Medical Supply, Inc. (“Family”) acquired in August 2020,
●	Pinnacle Medical Solutions, Inc. (“Pinnacle”) acquired in October 2020,
●	Diabetes Management and Supplies, LLC (“DMS”) acquired in December 2020,
●	AeroCare Holdings, Inc. (“AeroCare”) acquired in February 2021,
●	Verio Healthcare, Inc. (“Verio”) acquired in February 2021,
●	Allina Health System (“Allina”) acquired in February 2021,
●	Provider Plus, Inc. (“Provider Plus”) acquired in March 2021,

●	Spiro Health Services, LLC (“Spiro”) acquired in April 2021, and
●	Healthy Living Medical Supply, LLC (“Healthy Living”) acquired in June 2021.

Refer to Note 3, Acquisitions, included in our consolidated interim financial statements for the three and six months ended June 30, 2021 included in this report for additional information regarding AdaptHealth’s acquisitions.

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

In March 2019, AdaptHealth signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, AdaptHealth issued a promissory note with a principal amount of $100 million (the Promissory Note). In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. In June 2021,

AdaptHealth agreed with the holders of the New Promissory Note to repay $71.8 million of the outstanding principal amount under the New Promissory Note, and wrote off $1.4 million of unamortized deferred financing costs relating to such principal amount, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations during the three and six months ended June 30, 2021. In addition, in connection with the prepayment of such principal amount, AdaptHealth paid a debt prepayment penalty of $8.5 million, reflecting the previously disclosed 10% prepayment penalty plus an incremental amount negotiated as part of the June 2021 agreement, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations during the three and six months ended June 30, 2021. The outstanding principal balance under the New Promissory Note currently bears interest at 12% and is required to be paid in cash.

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

	Three Months Ended
	June 30, 2021		June 30, 2020
Net Revenue		Revenue		Revenue
(in thousands)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue - Point in time
Sleep	$163,331	26.5%	$84,421	36.4%
Diabetes	123,314	20.0%	6,372	2.7%
Supplies to the home	42,675	6.9%	27,868	12.0%
Respiratory	13,154	2.1%	18,114	7.8%
HME	30,360	4.9%	12,727	5.5%
Other	27,763	4.5%	11,463	4.9%
Total Net sales revenue	$400,597	64.9%	$160,965	69.3%

Net revenue from fixed monthly equipment reimbursements
Sleep	$66,335	10.8%	$22,644	9.8%
Diabetes	3,216	0.5%	—	—%
Respiratory	111,528	18.1%	30,856	13.3%
HME	24,431	4.0%	13,262	5.7%
Other	10,910	1.7%	4,389	1.9%
Total Net revenue from fixed monthly equipment reimbursements	$216,420	35.1%	$71,151	30.7%

Total net revenue
Sleep	$229,666	37.3%	$107,065	46.2%
Diabetes	126,530	20.5%	6,372	2.7%
Supplies to the home	42,675	6.9%	27,868	12.0%
Respiratory	124,682	20.2%	48,970	21.1%
HME	54,791	8.9%	25,989	11.2%
Other	38,673	6.2	15,852	6.8%
Total net revenue	$617,017	100.0%	$232,116	100.0%

	Six Months Ended
	June 30, 2021		June 30, 2020
Net Revenue		Revenue		Revenue
(in thousands)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue - Point in time
Sleep	$292,013	26.6%	$153,315	36.2%
Diabetes	218,331	19.9%	11,679	2.8%
Supplies to the home	84,038	7.6%	55,900	13.2%
Respiratory	18,775	1.7%	20,882	4.9%
HME	54,516	5.0%	24,306	5.7%
Other	50,189	4.6%	23,856	5.6%
Total Net sales revenue	$717,862	65.4%	$289,938	68.4%

Net revenue from fixed monthly equipment reimbursements
Sleep	$114,444	10.4%	$45,313	10.7%
Diabetes	6,069	0.6%	—	—%
Respiratory	194,982	17.7%	55,863	13.2%
HME	44,811	4.1%	25,439	6.0%
Other	20,968	1.8%	7,002	1.7%
Total Net revenue from fixed monthly equipment reimbursements	$381,274	34.6%	$133,617	31.6%

Total net revenue
Sleep	$406,457	37.0%	$198,628	46.9%
Diabetes	224,400	20.5%	11,679	2.8%
Supplies to the home	84,038	7.6%	55,900	13.2%
Respiratory	213,757	19.4%	76,745	18.1%
HME	99,327	9.1%	49,745	11.7%
Other	71,157	6.4	30,858	7.3%
Total net revenue	$1,099,136	100.0%	$423,555	100.0%

Results of Operations

Comparison of Three Months Ended June 30, 2021 and Three Months Ended June 30, 2020.

The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$617,017	100.0%	$232,116	100.0%	$384,901	165.8%
Costs and expenses:
Cost of net revenue	490,720	79.5%	198,418	85.5%	292,302	147.3%
General and administrative expenses	42,946	7.0%	17,092	7.4%	25,854	151.3%
Depreciation and amortization, excluding patient equipment depreciation	17,944	2.9%	1,036	0.4%	16,908	NM %
Total costs and expenses	551,610	89.4%	216,546	93.3%	335,064	154.7%
Operating income	65,407	10.6%	15,570	6.7%	49,837	320.1%
Interest expense, net	23,147	3.8%	7,482	3.2%	15,665	209.4%
Loss on extinguishment of debt	7,736	1.3%	—	—%	7,736	NM %
Change in fair value of contingent consideration common shares liability	(22,079)	(3.6)%	(42)	—%	(22,037)	NM %
Change in fair value of warrant liability	(37,454)	(6.1)%	(654)	(0.3)%	(36,800)	NM %
Other income, net	1,669	0.3%	(900)	(0.4)%	2,569	NM %
Income (loss) before income taxes	92,388	14.9%	9,684	4.2%	82,704	854.0%
Income tax expense	12,330	2.0%	1,826	0.8%	10,504	NM %
Net income (loss)	80,058	12.9%	7,858	3.4%	72,200	918.8%
Income attributable to noncontrolling interests	951	0.2%	3,388	1.5%	(2,437)	(71.9)%
Net income attributable to AdaptHealth Corp.	$79,107	12.7%	$4,470	1.9%	$74,637	1,669.7%

Net Revenue. Net revenue for the three months ended June 30, 2021 was $617.0 million compared to $232.1 million for the three months ended June 30, 2020, an increase of $384.9 million or 165.8%. Net revenue for the 2021 and 2020 periods included $8.6 million and $28.4 million, respectively, from referral partners and healthcare facilities in support of their urgent needs as the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators. Excluding this revenue, net revenue was $608.4 million and $203.7 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $404.7 million. The increase in net revenue was driven primarily by acquisitions completed after April 1, 2020, which increased net revenue by $405.3 million. This increase in net revenue was partially offset by planned declines in revenue from the Company’s Patient Care Solutions (PCS) supplies business (which was acquired in January 2020) in connection with the Company’s turnaround efforts of that business executed subsequent to the acquisition. As previously disclosed by the Company, these turnaround efforts at PCS reduced net revenues for the three months ended June 30, 2021 as a result of the Company’s exit from poor performing payor contracts and products, and resulted in improved profitability for PCS. Net revenue generated by PCS for the three months ended June 30, 2021 and 2020 was $27.2 million and $33.0 million, respectively.

For the three months ended June 30, 2021, net sales revenue (recognized at a point in time) comprised 65% of total net revenue, compared to 69% of total net revenue for the three months ended June 30, 2020. For the three months ended June 30, 2021, net revenue from fixed monthly equipment reimbursements comprised 35% of total net revenue, compared to 31% of total net revenue for the three months ended June 30, 2020.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$235,550	38.2%	$94,103	40.5%	$141,447	150.3%
Salaries, labor and benefits	147,606	23.9%	58,465	25.2%	89,141	152.5%
Patient equipment depreciation	45,864	7.4%	17,338	7.5%	28,526	164.5%
Rent and occupancy	11,938	1.9%	5,119	2.2%	6,819	133.2%
Other operating expenses	48,072	7.8%	20,069	8.7%	28,003	139.5%
Equity-based compensation	1,696	0.3%	1,652	0.7%	44	2.7%
Severance	(6)	—%	1,672	0.7%	(1,678)	(100.4)%
Total cost of net revenue	$490,720	79.5%	$198,418	85.5%	$292,302	147.3%

Cost of net revenue for the three months ended June 30, 2021 was $490.7 million compared to $198.4 million for the three months ended June 30, 2020, an increase of $292.3 million or 147.3%, which is primarily related to acquisition growth. Costs of products and supplies increased by $141.4 million primarily as a result of acquisition growth, primarily from the acquisition of AeroCare, and increased net sales revenue. Salaries, labor and benefits increased by $89.1 million, primarily related to acquisition growth and increased headcount, primarily from the acquisition of AeroCare. The increase in rent and occupancy and other operating expenses is related to acquisition growth.

Cost of net revenue was 79.5% of net revenue for the three months ended June 30, 2021 compared to 85.5% for the three months ended June 30, 2020. The cost of products and supplies was 38.2% of net revenue in the 2021 period compared to 40.5% in the 2020 period, while salaries, labor and benefits was 23.9% of net revenue in the 2021 period compared to 25.2% in the 2020 period, and patient equipment depreciation was 7.4% of net revenue in the 2021 period compared to 7.5% in the 2020 period. These percentages are consistent as a result of the consistent mix of net revenue between sales and fixed monthly equipment reimbursements between the periods.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2021 were $42.9 million compared to $17.1 million for the three months ended June 30, 2020, an increase of $25.8 million or 151.3%. This increase is primarily due to (1) increased transaction costs related to acquisition growth, (2) higher professional fees including legal, accounting and consulting, including costs for Sarbanes Oxley compliance, (3) higher labor costs associated with increased headcount, (4) higher equity-based compensation expense as a result of the accelerated vesting of certain awards, including $2.4 million in connection with the acceleration of vesting of certain stock options and restricted stock in connection with the separation of the Company’s former Co-CEO, and (5) higher information technology related expenses. General and administrative expenses as a percentage of net revenue was 7.0% in the 2021 period, compared to 7.4% in the 2020 period. General and administrative expenses in the 2021 period included $8.0 million in transaction costs, $5.8 million in equity-based compensation expense, and $0.6 million in severance expense. General and administrative expenses in the 2020 period included $3.3 million in transaction costs, $1.6 million in equity-based compensation expense, and $0.2 million in severance expense. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.6% and 5.1% in the 2021 period and the 2020 period, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended June 30, 2021 was $17.9 million compared to $1.0 million for the three months ended June 30, 2020, an increase of $16.9 million. The increase was primarily related to amortization expense of $13.9 million related to identifiable intangible assets recognized during the 2021 period. There was no amortization expense of identifiable intangible assets recognized during the 2020 period.

Interest Expense. Interest expense for the three months ended June 30, 2021 was $23.1 million compared to $7.5 million for the three months ended June 30, 2020. Interest expense related to long-term debt was higher in the 2021 period compared to the 2020 period as a result of higher long-term debt borrowings outstanding during that period. Such borrowings were largely used to fund acquisitions.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended June 30, 2021 was a result of the write-off of unamortized deferred financing costs related to AdaptHealth refinancing its credit facility in January 2021 and amending such agreement in April 2021, and also includes the write-off of unamortized deferred financing costs and debt prepayment penalties in connection with the early repayment of a portion of AdaptHealth’s note payable. In addition, during the second quarter of 2021, the Company corrected an error that was identified relating to the accounting for the write off of unamortized deferred financing costs recorded during the three months ended March 31, 2021. As a result of this correction, the Company reversed $2.1 million of the write off that was recorded in the three months ended March 31, 2021, which was reflected as a reduction to the loss on extinguishment of debt recognized during the three months ended June 30, 2021. The impact of such correction was not considered material to the Company’s unaudited consolidated financial statements for the three months ended March 31, 2021 and the three months ended June 30, 2021. There were no such transactions in the three months ended June 30, 2020.

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares, as discussed in Note 10, Stockholders’ Equity – Contingent Consideration Common Shares, to the accompanying interim consolidated financial statements. These shares are liability-classified, and the change in fair value of the contingent consideration common shares liability represents a non-cash gain for the change in the estimated fair value of such liability during the period.

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity – Warrants, to the accompanying interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain for the change in the estimated fair value of such liability during the period.

Other Income, net. Other income, net for the three months ended June 30, 2021 consisted of $0.3 million of equity income related to equity method investments, offset by $0.9 million of expenses associated with legal settlements for employee and other matters, $1.0 million of expenses associated with lease terminations, and a $0.1 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition. Other income, net for the three months ended June 30, 2020 consisted of a $0.9 million reduction in the fair value of a contingent consideration liability related to an acquisition.

Income Tax Benefit/Expense. Income tax expense for the three months ended June 30, 2021 was $12.3 million compared to income tax expense of $1.8 million for the three months ended June 30, 2020. The expense recorded in the 2021 period compared to the 2020 period was primarily related to increased pre-tax income and AdaptHealth Holding’s change in U.S. federal income tax classification as a result of the Tax Restructuring, as discussed in note 13 to the accompanying interim consolidated financial statements.

Comparison of Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020.

The following table summarizes AdaptHealth’s consolidated results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$1,099,136	100.0%	$423,555	100.0%	$675,581	159.5%
Costs and expenses:
Cost of net revenue	887,418	80.7%	366,048	86.4%	521,370	142.4%
General and administrative expenses	99,578	9.1%	31,439	7.4%	68,139	216.7%
Depreciation and amortization, excluding patient equipment depreciation	31,324	2.8%	2,278	0.5%	29,046	NM %
Total costs and expenses	1,018,320	92.6%	399,765	94.3%	618,555	154.7%
Operating income	80,816	7.4%	23,790	5.7%	57,026	239.7%
Interest expense, net	45,332	4.1%	15,420	3.6%	29,912	194.0%
Loss on extinguishment of debt	11,949	1.1%	—	—%	11,949	NM %
Change in fair value of contingent consideration common shares liability	(24,044)	(2.2)%	16,325	3.9%	(40,369)	NM %
Change in fair value of warrant liability	(40,622)	(3.7)%	35,446	8.4%	(76,068)	NM %
Other income, net	1,150	0.1%	(1,991)	(0.5)%	3,141	NM %
Income (loss) before income taxes	87,051	8.0%	(41,410)	(9.7)%	128,461	(310.2)%
Income tax expense	10,635	1.0%	185	—%	10,450	NM %
Net income (loss)	76,416	7.0%	(41,595)	(9.7)%	118,011	(283.7)%
Income (loss) attributable to noncontrolling interests	1,275	0.1%	(11,514)	(2.7)%	12,789	(111.1)%
Net income (loss) attributable to AdaptHealth Corp.	$75,141	6.9%	$(30,081)	(7.0)%	$105,222	(349.8)%

Net Revenue. Net revenue for the six months ended June 30, 2021 was $1,099.1 million compared to $423.6 million for the six months ended June 30, 2020, an increase of $675.5 million or 159.5%. Net revenue for the 2021 and 2020 periods included $9.9 million and $29.6 million, respectively, from referral partners and healthcare facilities in support of their urgent needs as the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators. Excluding this revenue, net revenue was $1,089.2 million and $394.0 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $695.2 million. The increase in net revenue was driven primarily by acquisitions completed after January 1, 2020, which increased net revenue by $711.2 million. This increase in net revenue was partially offset by planned declines in revenue from the Company’s Patient Care Solutions (PCS) supplies business (which was acquired in January 2020) in connection with the Company’s turnaround efforts of that business executed subsequent to the acquisition. As previously disclosed by the Company, these turnaround efforts at PCS reduced net revenues for the six months ended June 30, 2021 as a result of the Company’s exit from poor performing payor contracts and products, and resulted in improved profitability for PCS. Net revenue generated by PCS for the six months ended June 30, 2021 and 2020 was $55.9 million and $66.9 million, respectively.

For the six months ended June 30, 2021, net sales revenue (recognized at a point in time) comprised 65% of total net revenue, compared to 68% of total net revenue for the six months ended June 30, 2020. For the six months ended June 30, 2021, net revenue from fixed monthly equipment reimbursements comprised 35% of total net revenue, compared to 32% of total net revenue for the six months ended June 30, 2020.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$420,568	38.3%	$166,106	39.2%	$254,462	153.2%
Salaries, labor and benefits	266,305	24.2%	113,116	26.7%	153,189	135.4%
Patient equipment depreciation	79,703	7.3%	32,836	7.8%	46,867	142.7%
Rent and occupancy	22,449	2.0%	9,719	2.3%	12,730	131.0%
Other operating expenses	93,064	8.5%	40,031	9.5%	53,033	132.5%
Equity-based compensation	4,932	0.4%	2,203	0.5%	2,729	123.9%
Severance	397	—%	2,037	0.4%	(1,640)	(80.5)%
Total cost of net revenue	$887,418	80.7%	$366,048	86.4%	$521,370	142.4%

Cost of net revenue for the six months ended June 30, 2021 was $887.4 million compared to $366.0 million for the six months ended June 30, 2020, an increase of $521.4 million or 142.4%, which is primarily related to acquisition growth. Costs of products and supplies increased by $254.5 million primarily as a result of acquisition growth, primarily from the acquisition of AeroCare, and increased net sales revenue. Salaries, labor and benefits increased by $153.2 million, primarily related to acquisition growth and increased headcount, primarily from the acquisition of AeroCare. The increase in rent and occupancy and other operating expenses is related to acquisition growth.

Cost of net revenue was 80.7% of net revenue for the six months ended June 30, 2021 compared to 86.4% for the six months ended June 30, 2020. The cost of products and supplies was 38.3% of net revenue in the 2021 period compared to 39.2% in the 2020 period, while salaries, labor and benefits was 24.2% of net revenue in the 2021 period compared to 26.7% in the 2020 period, and patient equipment depreciation was 7.3 of net revenue in the 2021 period compared to 7.8% in the 2020 period. These percentages are consistent as a result of the consistent mix of net revenue between sales and fixed monthly equipment reimbursements between the periods.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2021 were $99.6 million compared to $31.4 million for the six months ended June 30, 2020, an increase of 68.2 million or 216.7%. This increase is primarily due to (1) increased transaction costs related to acquisition growth, primarily for from the acquisition of AeroCare, (2) higher professional fees including legal, accounting and consulting, including costs for Sarbanes Oxley compliance, (3) higher labor costs associated with increased headcount, (4) higher equity-based compensation expense as a result of the accelerated vesting of certain awards, including $2.4 million in connection with the acceleration of vesting of certain stock options and restricted stock in connection with the separation of the Company’s former Co-CEO, and (5) higher information technology related expenses. General and administrative expenses as a percentage of net revenue was 9.1% in the 2021 period, compared to 7.4% in the 2020 period. General and administrative expenses in the 2021 period included $39.3 million in transaction costs, $11.1 million in equity-based compensation expense, and $1.1 million in severance expense. General and administrative expenses in the 2020 period included $5.5 million in transaction costs, $3.3 million in equity-based compensation expense, and $0.3 million in severance expense. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.4% and 5.3% in the 2021 period and the 2020 period, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the six months ended June 30, 2021 was $31.3 million compared to $2.3 million for the six months ended June 30, 2020, an increase of $29.0 million. The increase was primarily related to amortization expense of $24.2 million related to identifiable intangible assets recognized during the 2021 period. There was no amortization expense of identifiable intangible assets recognized during the 2020 period.

Interest Expense. Interest expense for the six months ended June 30, 2021 was $45.3 million compared to $15.4 million for the six months ended June 30, 2020. Interest expense related to long-term debt was higher in the 2021 period compared to the 2020 period as a result of higher long-term debt borrowings outstanding during that period. Such borrowings were largely used to fund acquisitions.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the six months ended June 30, 2021 was a result of the write-off of unamortized deferred financing costs related to AdaptHealth refinancing its credit facility in January 2021 and amending such agreement in April 2021, and also includes the write-off of unamortized deferred financing costs and debt prepayment penalties in connection with the early repayment of a portion of AdaptHealth’s note payable. There were no such transactions in the six months ended June 30, 2020.

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares, as discussed in Note 10, Stockholders’ Equity – Contingent Consideration Common Shares, to the accompanying interim consolidated financial statements. These shares are liability-classified, and the change in fair value of the contingent consideration common shares liability represents a non-cash gain in the 2021 period and a non-cash charge in the 2020 period for the change in the estimated fair value of such liability during the respective periods.

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity – Warrants, to the accompanying interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2021 period and a non-cash charge in the 2020 period for the change in the estimated fair value of such liability during the respective periods.

Other Income, net. Other income, net for the six months ended June 30, 2021 consisted of $0.5 million of equity income related to equity method investments, and a gain of $0.5 million for the receipt of earnout proceeds in connection with an investment that was sold in 2020, offset by $0.9 million of expenses associated with legal settlements for employee and other matters, $1.0 million of expenses associated with lease terminations, and a $0.3 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition. Other income, net for the six months ended June 30, 2020 consisted of a $2.9 million reduction in the fair value of a contingent consideration liability related to an acquisition, a gain of $0.6 million related to the sale of an investment, offset by a $1.5 million expense related to a transition services agreement executed in connection with an acquisition completed in 2020.

Income Tax Benefit/Expense. Income tax expense for the six months ended June 30, 2021 was $10.6 million compared to income tax expense of $0.2 million for the six months ended June 30, 2020. The increase in income tax expense was primarily related to increased pre-tax income and AdaptHealth Holding’s change in U.S. federal income tax classification as a result of the Tax Restructuring, as discussed in note 13 to the accompanying interim consolidated financial statements.

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

The following unaudited table presents the reconciliation of net loss attributable to AdaptHealth, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

	(Unaudited)
Net income (loss) attributable to AdaptHealth Corp.	$79,107	$4,470	$75,141	$(30,081)
Income (loss) attributable to noncontrolling interests	951	3,388	1,275	(11,514)
Interest expense, net	23,147	7,482	45,332	15,420
Income tax expense	12,330	1,826	10,635	185
Depreciation and amortization, including patient equipment depreciation	63,793	18,374	110,999	35,114
EBITDA	179,328	35,540	243,382	9,124
Loss on extinguishment of debt (a)	7,736	—	11,949	—
Equity-based compensation expense (b)	7,447	3,244	16,029	5,467
Transaction costs (c)	8,100	3,541	39,954	6,399
Severance (d)	594	1,905	1,533	2,324
Change in fair value of contingent consideration common shares liability (e)	(22,079)	(42)	(24,044)	16,325
Change in fair value of warrant liability (f)	(37,454)	(654)	(40,622)	35,446
Other non-recurring expense (income) (g)	3,719	(900)	3,385	(1,991)
Adjusted EBITDA	147,391	42,634	251,566	73,094
Less: Patient equipment capex (h)	(48,525)	(12,068)	(90,783)	(25,035)
Adjusted EBITDA less Patient Equipment Capex	$98,866	$30,566	$160,783	$48,059
(a)	Represents write offs of deferred financing costs related to refinancing of debt and pre-payment penalties for early debt payoff.
(b)	Represents equity-based compensation expense for awards granted to employees and non-employee directors. The higher expense in the 2021 period is due to overall increased equity compensation grant activity in that period, as well as expense resulting from accelerated vesting of certain awards in that period, including accelerated vesting of certain awards in connection with the separation of the Company’s former Co-CEO.

(c)	Represents transaction costs related to acquisitions.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	Represents a non-cash charge or gain for the change in the estimated fair value of contingent consideration common shares issuable as part of the Business Combination. Refer to Note 10, Stockholders’ Equity – Contingent Consideration Common Shares, included in the accompanying notes to the consolidated interim financial statements for the three and six months ended June 30, 2021 for additional discussion of such non-cash charge or gain.
(f)	Represents a non-cash charge or gain for the change in the estimated fair value of AdaptHealth’s warrants. Refer to Note 10, Stockholders’ Equity – Warrants, included in the accompanying notes to the consolidated interim financial statements for the three and six months ended June 30, 2021 for additional discussion of such non-cash charge or gain.
(g)	The 2021 year-to-date period includes $1.5 million of expenses related to legal and other costs associated with the separation of the Company’s former Co-CEO, $0.9 million of expenses associated with legal settlements for employee and other matters, $1.0 million of expenses associated with lease terminations, a $0.3 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition, and $0.2 million of other non-recurring charges, offset by a gain of $0.5 million for the receipt of earnout proceeds in connection with the sale of an investment. The 2020 year-to-date period includes $2.9 million of reductions in the fair value of contingent consideration liabilities related to acquisitions, a $0.6 million gain related to the sale of an investment, offset by a $1.5 million expense related to a transition services agreement executed in connection with an acquisition completed in 2020.
(h)	Represents the value of the patient equipment obtained during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

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

As of June 30, 2021, AdaptHealth had approximately $178.2 million of cash and cash equivalents. To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of $45.8 million which were made available by CMS under the CARES Act. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to funds received by the acquired company prior to the date of acquisition for CMS recoupable advance payments. The recoupment of the advance payments by CMS has begun in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact the Company’s cash receipts for services provided until such time all amounts have been recouped. During the three months ended June 30, 2021, CMS has recouped a total of $15.9 million. At June 30, 2021, the Company has deferred a total of $33.6 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheet as of June 30, 2021. In addition, in April 2020, AdaptHealth received distributions of the CARES Act provider relief funds of $17.2 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by HHS. During the year ended December 31, 2020, AdaptHealth recognized grant income of $14.3 million related to the provider relief fund payments received. As of June 30, 2021, AdaptHealth has deferred $2.9 million of the PRF payments received in April 2020. In addition, in connection with certain acquisitions completed prior to June 30, 2021, AdaptHealth assumed liabilities of $7.7 million relating to CARES Act provider relief fund payments received by the acquired companies prior to the dates of acquisition. At June 30, 2021, AdaptHealth has deferred a total of $10.6 million related to CARES Act provider relief funds, which is included in other current liabilities in the consolidated balance sheet as of June 30, 2021. HHS has indicated that the CARES Act PRF are subject to ongoing reporting and changes to the terms and conditions, and there have been several updates to such reporting requirements and terms and conditions since they were issued by HHS. Such updates have related to changes to the guidance regarding utilization of the funds granted from the PRF and updates to the reporting requirements of such funds, among other updates. As a result of any future updated guidance from HHS, AdaptHealth could be required to reverse the recognition of the grant income recorded and return a portion of the funds recognized, which could be material to AdaptHealth. AdaptHealth is continuing to monitor the reporting requirements issued by HHS. To the extent that reporting requirements and terms and conditions are modified in the future, it may affect AdaptHealth’s ability to comply and may require the return of funds. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Also, as permitted under the CARES Act, AdaptHealth has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. AdaptHealth has deferred a total of $8.6 million pursuant to this provision, of which $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the consolidated balance sheet as of June 30, 2021.

At June 30, 2021, AdaptHealth had $975.0 million outstanding under its existing credit facility. In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement, which was subsequently amended in April 2021 (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of the date of this filing, $215.0 million was outstanding under the 2021 Revolver. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of June 30, 2021.

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

In March 2019, AdaptHealth signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, AdaptHealth issued a promissory note with a principal amount of $100 million (the Promissory Note). In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. In June 2021, AdaptHealth agreed with the holders of the New Promissory Note to repay $71.8 million of the outstanding principal amount under the New Promissory Note. Further, the Company has agreed to repay the remaining principal balance of $71.8 million plus accrued interest by September 30, 2021. The Company will also pay a debt prepayment penalty of $7.2 million in connection with that prepayment. The Company expects to repay the remaining outstanding principal by September 30, 2021 using cash on hand and borrowings under the 2021 Revolver, and therefore such amount is included in current portion of long-term debt in the accompanying consolidated balance sheets as of June 30, 2021. The outstanding principal balance under the New Promissory Note currently bears interest at 12% and is required to be paid in cash. The Company agreed that if the remaining outstanding principal is not repaid by October 31, 2021, the New Promissory Note will be amended to provide that the outstanding principal amount will bear interest at the greater of (i) 15% per annum or (ii) the twelve-month LIBOR plus 12% per annum and will have a maturity date of November 8, 2029.

As of June 30, 2021 and December 31, 2020, AdaptHealth had a working capital deficit of $15.0 million and $55.8 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the equipment and the services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020

	(unaudited)
Net cash provided by operating activities	$147,624	$111,008
Net cash used in investing activities	(1,372,027)	(117,332)
Net cash provided by financing activities	1,302,630	40,033
Net increase in cash and cash equivalents	78,227	33,709
Cash and cash equivalents at beginning of period	99,962	76,878
Cash and cash equivalents at end of period	$178,189	$110,587

Net cash provided by operating activities for the six months ended June 30, 2021 was $147.6 million compared to $111.0 million for the six months ended June 30, 2020, an increase of $36.6 million. The increase was the result of (1) a $118.0 million improvement in net income, (2) a net decrease of $12.6 million in non-cash charges, primarily from a non-cash charge or gain relating to the change in the estimated fair value of contingent consideration common shares, a non-cash charge or gain relating to the change in the estimated fair value of the warrant liability, amortization, equity-based compensation expense, write-off of deferred financing costs, loss on extinguishment of debt, and changes in fair value of contingent consideration, (3) an $8.2 million change in deferred income taxes, (4) a net $15.0 million decrease in cash resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses (excluding the impact of cash received in the 2020 period in connection with the CARES Act discussed below), (5) the payment of $1.0 million in the 2020 period relating to contingent consideration for an acquisition, which was offset by (6) the receipt of $45.8 million of recoupable advanced payments from CMS and the receipt of $17.2 million of provider relief funds in connection with the CARES Act in the 2020 period.

Net cash used in investing activities for the six months ended June 30, 2021 was $1,372.0 million compared to $117.3 million for the six months ended June 30, 2020. The use of funds in the six months ended June 30, 2021 consisted of $1,292.6 million for business acquisitions, primarily from the AeroCare acquisition, and $79.4 million for equipment and other fixed asset purchases. The use of funds in the six months ended June 30, 2020 consisted of $107.4 million for business acquisitions, primarily from the Advanced and Healthline acquisitions, $10.9 million for equipment and other fixed asset purchases, payments of $1.0 million for investments in cost method investments, offset by $2.0 million of cash proceeds from the sale of an investment.

Net cash provided by financing activities for the six months ended June 30, 2021 was $1,302.6 million compared to net cash provided by financing activities of $40.0 million for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds of $1,070.0 million from borrowings on long-term debt and lines of credit, proceeds of $500.0 million from the issuance of senior unsecured notes, proceeds of $278.9 million from the issuance of shares of Common Stock in connection with a public underwritten offering, proceeds of $2.3 million from the exercise of options, and proceeds of $0.3 million in connection with the employee stock purchase plan, offset by total repayments of $490.3 million on long-term debt and capital lease obligations, payments of $13.8 million for equity issuance costs, payments of $18.1 million for debt issuance costs, payments of $13.4 million for contingent consideration related to acquisitions, payments of $2.9 million for deferred purchase price in connection with acquisitions, payments of $8.5 million for debt prepayment penalties, payments of 1.1 million for distributions to noncontrolling interests, and payments of $0.8 million relating to tax withholdings associated with equity-based compensation activity. Net cash provided by financing activities for the six months ended June 30, 2020 consisted of proceeds of $70.0 million from borrowings on long-term debt and lines of credit, and proceeds of $11.8 million from the exercise of warrants, offset by total repayments of $41.0 million on long-term debt and capital lease obligations and a payment of $0.8 million for distributions to non-controlling interests.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania (the Complaint). The Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that the Company and certain of its officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. The Company intends to vigorously defend against the allegations contained in the Complaint, but there can be no assurance that the defense will be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to two previously disclosed material weaknesses in internal control over financial reporting. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 (our “2020 Annual Report”), management identified two material weaknesses in internal control over financial reporting that existed at December 31, 2020, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The material weaknesses related to (1) the timeliness of our review controls over non-routine transactions (the “Non-routine Transaction Material Weakness”), and (2) the accounts payable process, specifically relating to the maintenance and approvals of vendors and the invoice approval process (the “Accounts Payable Material Weakness”). The Company has not identified any fraud or loss relating to such material weakness. Additionally, as it relates to the Non-routine Transaction Material Weakness, we further identified that, specifically we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

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

Material Weakness Remediation

With respect to the Non-routine Transaction Material Weakness, management continues to be actively engaged to take steps to remediate such material weakness, including (1) implementing processes to improve overall efficiency and accuracy of accounting, including implementing Phase 1 of an enterprise resource planning (ERP) system, and (2) hiring and continuing to actively seek to hire dedicated and experienced technical resources (including the hiring of a Vice President and Controller, Vice President of Tax, and a Treasurer, and engaging a third-party consultant to assist management) to strengthen its corporate oversight over financial reporting and controls associated with non-routine and complex accounting matters. Additionally, in the second quarter of 2021, we have engaged a third party consultant to provide certain internal audit services for the Company. While we have made significant progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

With respect to the Accounts Payable Material Weakness, management continues to be actively engaged to take steps to remediate such material weakness, including (1) hiring management level employees with experience in accounts payable functions, (2) implementing new controls with respect to vendor masterfile data review and approval, (3) creating and communicating new and enhanced policies related to accounts payable processing including formalizing a delegation of authority, and (4) engaging a third-party consulting firm to assist with the implementation of an enterprise accounts payable system and to assist with the Company’s invoice processing and payment functions. While we have made significant progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of AdaptHealth, filed a purported class action complaint against AdaptHealth and certain of its officers in the United States District Court for the Eastern District of Pennsylvania (the “Complaint”). The Complaint purports to be asserted on behalf of a class of persons who purchased AdaptHealth stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that AdaptHealth and certain of its officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. AdaptHealth intends to vigorously defend against the allegations contained in the Complaint, but there can be no assurance that the defense will be successful.

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

The full extent to which the COVID-19 pandemic and the various responses to it continue to impact our business, operations and financial results will continue to depend on numerous other evolving factors that we may not be able to accurately predict, including:

●	the duration and scope of the pandemic, including disproportionate impacts on the Company’s patient population, the effectiveness and timing of COVID-19 vaccines, vaccination campaigns and containment actions, or any perceived limitations of or setbacks in these efforts;
●	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
●	the availability and cost to access the capital markets;

●	our ability to pursue, diligence, finance and integrate acquisitions,
●	our ability to comply with financial and operating covenants in our debt and operating lease agreements;
●	potential for goodwill impairment charges;
●	our ability to comply with the reporting and other requirements necessary to retain the CARES Act provider relief funds we received;
●	the effect on our patients, physician and facility referral sources and demand for and ability to pay for medical services;
●	disruptions or restrictions on our employees’ ability to travel and to work, including as a result of their health and wellbeing;
●	availability of third-party providers to whom we outsource portions of our internal business functions, including billing and administrative functions relating to revenue cycle management; and
●	increased cybersecurity risks as a result of remote working conditions.

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

On June 14, 2021 the Company received notice from Philips Respironics that certain ventilator, BiPAP, and CPAP devices would be included in a company voluntary recall due to potential health risks to patients. The polyester-based polyurethane (PE-PUR) sound abatement foam, which is used to reduce sound and vibration in these affected devices, may break down and potentially enter the device’s air pathway and may off-gas certain chemicals. If this occurs, black debris from the foam or certain chemicals released into the device’s air pathway may be inhaled or swallowed by the person using the device. Patients using these devices have been instructed to talk with their health care provider and doctor regarding use on a suitable treatment for their condition.

Since June 14, 2021, the Company has worked with affected patients to register their device on the Philips Respironics’ recall website.

The Company cannot predict the potential legal, regulatory, and financial risks that may arise out of the recall. It is possible that some patients will discontinue use of their device, which could affect the Company’s ability to continue billing for service. The Company has been named in and may be subject to future litigation related to the recall, including but not limited to claims related to personal injury for devices affected by the recall. The Company cannot predict what additional actions will be required of the Company by the FDA or other state or federal agencies related to the recall.

Currently, it is not possible to purchase these ventilators, Bi-PAP, or CPAP devices from Philips Respironics, which could lead to shortages in the supply chain, and which could affect the Company’s ability to service all patient demand for these devices. It is unclear how long the potential shortages could last, but if the inability to purchase these products continues for an extended period of time, the impact could materially and adversely affect the Company’s business and results of operations.

AdaptHealth is affected by continuing efforts by private third-party payors to control their costs. If AdaptHealth agrees to lower its reimbursement rates due to pricing pressures from private third-party payors, AdaptHealth’s financial condition and results of operations would likely deteriorate.

AdaptHealth derived approximately 60% and 60% of its net revenue for the three and six months ended June 30, 2021, respectively, from third-party private payors. AdaptHealth derived approximately 62% of its net revenue for the year ended December 31, 2020 from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and AdaptHealth may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.

Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.

AdaptHealth generated approximately 26% and 27% of its net revenue for the three and six months ended June 30, 2021, respectively, through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. AdaptHealth generated approximately 29% of its net revenue for the year ended December 31, 2020 through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth generates a significant portion of its revenue from the provision of sleep therapy equipment and supplies to patients, and AdaptHealth’s success is therefore highly dependent its ability to furnish these items.

Approximately 37% and 37% of AdaptHealth’s net revenue for the three and six months ended June 30, 2021, respectively, was generated from the provision of sleep therapy equipment and supplies to patients. Approximately 39% of AdaptHealth’s net revenue for the year ended December 31, 2020 was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies to treat their patients suffering from OSA. There can be no assurance that AdaptHealth will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand or to maintain meaningful market acceptance will harm its business and future prospects.

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

Changes made by payors to the way they cover products supplied by AdaptHealth could have an adverse impact on AdaptHealth’s revenue and operations.

Payors that provide coverage for products supplied by AdaptHealth can make changes to their plans and benefit designs that can have an impact on AdaptHealth’s revenue and operations. Some payors have shifted coverage for continuous glucose monitors (“CGM”) from the medical benefit to the pharmacy benefit for their insureds. The impact of changing the benefit can include changes to the types of providers that can provide CGM, increased competition from pharmacies, changes to covered amounts, and changes to patient deductibles. Additionally, including CGM under the pharmacy benefit could allow pharmacy benefit managers to attempt to restrict how beneficiaries obtain CGM, including attempts to shift to specifically contracted providers with reduced reimbursement to the supplier or pharmacy.

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

As previously announced, on April 13, 2021, the Company announced that it had learned that authorities in Denmark had formally charged its then Co-CEO, Luke McGee, with alleged tax fraud arising from certain past private activity. On April 13, 2021, the Company placed Mr. McGee on unpaid leave from his roles as Co-CEO and a Director of the Company.

On April 20, 2021, the Company’s board of directors unanimously approved the formation of a Special Committee of Board members, composed of Terence Connors and Dale Wolf, to conduct a full investigation of Mr. McGee’s alleged personal conduct. In addition, the Company’s board of directors also approved the retention of an independent law firm to assist the Special Committee in facilitating the investigation. Mr. McGee had no role in, and was entirely recused from, the investigation. On June 11, 2021, the independent law firm reported to the Special Committee that the investigation was substantially complete and that they could state with a high degree of confidence that the Company had no involvement in, or connection to, Mr. McGee’s alleged conduct. On June 14, 2021, the Company and Mr. McGee agreed that Mr. McGee would resign from his positions as Co-CEO of the Company and a Director of the Company effective as of June 11, 2021, and on June 14, 2021, the Company’s board of directors appointed Stephen Griggs as the Chief Executive Officer of the Company.

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

AdaptHealth currently, and from time to time in the future, may outsource portions of its internal business functions, including billing and administrative functions relating to revenue cycle management, to third-party providers in India, the Philippines and Central America. These third-party providers may not comply on a timely basis with all of AdaptHealth’s requirements, or may not provide AdaptHealth with an acceptable level of service. In addition, AdaptHealth’s reliance on third-party providers could have significant negative consequences, including significant disruptions in its operations and significantly increased costs to undertake its operations, either of which could damage AdaptHealth’s relationships with its customers. In addition, AdaptHealth’s outsourced functions may be negatively impacted by any number of factors, including political unrest; public health crises; including the COVID-19 pandemic, social unrest; terrorism; war; vandalism; currency fluctuations; changes to the law of India, the Philippines, the United States or any of the states or other jurisdictions in which AdaptHealth does business or outsources operations; or increases in the cost of labor and supplies in India, the Philippines or Central America or any other jurisdiction in which AdaptHealth outsources any portion of its internal business functions. AdaptHealth’s outsourced operations may also be affected by trade restrictions, such as tariffs or other trade controls. As a result of its outsourcing activities, it may also be more difficult for AdaptHealth to recruit and retain qualified employees for its business needs at any time. AdaptHealth’s failure to successfully outsource certain of its business functions could materially adversely affect its business, results of operations, and financial condition.

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

AdaptHealth derived approximately 29% and 28% of its net revenue for the three and six months ended June 30, 2021, respectively, from Medicare and various state-based Medicaid programs. AdaptHealth derived approximately 32% of its net revenue for the year ended December 31, 2020 from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. For example, the Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. AdaptHealth may also be subject to pre-payment review of certain service lines or equipment segments as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.

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

The CARES Act also provides for a temporary suspension of reduced rates for items and services provided by AdaptHealth. Under existing regulations, CMS applies a blended payment rate for DME furnished in rural or noncontiguous non-competitive bidding areas. Pursuant to provisions of the CARES Act, through the end of the public health emergency that blended rate will be based on 50% of the adjusted fee schedule amount (adjusted based on competitively bid prices) and 50% of the unadjusted DMEPOS fee schedule amount. Under prior law, DME furnished in non-rural or contiguous areas would not have been eligible for this blended rate, and instead many DMEPOS suppliers would likely have experienced reduced payments reflecting competitively bid prices. The CARES Act introduces a new blended rate for DME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. For non-rural or contiguous non-competitive bidding areas, the blended rate will revert to 100% of the Medicare fee schedule at the end of the public health emergency. On October 27, 2020, CMS proposed extending the transitional blended rate through April 1, 2021 or the end of the public health emergency, whichever is later. On July 19, 2021, HHS extended the public health emergency for 90 days, effective July 20, 2021 through October 18, 2021.

Additionally, on April 26, 2021, CMS announced the continuation of effectiveness of a Medicare May 2018 interim final rule and the extension of a timeline for publication of a final rule that would have addressed a transition period for phasing in adjusted 50/50 blended fee schedule rates for rural and non-contiguous areas. CMS announced the new timeline and noted that it was unable to finalize the May 2018 interim final rule and that it would respond to comments made on the May 2018 interim final rule in the final rule. This announcement ensures that the Medicare provisions adopted in the May 2018 interim final rule continue in effect and extends the timeline for publication of the final rule until May 11, 2022 to allow CMS to respond to comments received and finalize the rule.

The October 27, 2020 CMS proposed rules also proposed different payment models for the period after the end of the public health emergency, which has been extended through October 18, 2021. The proposed rule provides for different blended rates based on a patient’s location. CMS indicated it is considering extending the transitional adjustments to the fee schedule for product categories that were not awarded in the DMEPOS Competitive Bidding Program. In the October 27 proposed rule, CMS has also proposed adding coverage under the DME benefit for adjunctive or non - therapeutic CGMs (i.e. CGMs used by Medicare beneficiaries who must verify their glucose levels with a blood glucose monitor). While AdaptHealth cannot predict what Medicare payment rates or coverage determinations will be in effect in future years, changes to payment rates or benefit coverages may materially impact its financial condition and results of operations.

The CARES Act temporarily suspends the 2% payment adjustment currently applied to all Medicare fee-for-service claims due to sequestration. The suspension was extended through December 31, 2021 in Public Law 117-7, an act to prevent across-the-board direct spending cuts, and for other purposes. However, CMS and MACs may issue guidance or interpret the law in a manner that limits the scope of these provisions, which may adversely affect AdaptHealth. Additionally, the impact of the temporary suspension of sequestration for Medicare Advantage may depend on specific AdaptHealth individual contracts with Medicare Advantage Organizations.

AdaptHealth’s business may be adversely impacted by healthcare reform efforts, including repeal of or significant modifications to the ACA.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a number of laws that are intended to result in significant changes to the healthcare industry. For example, there have been numerous political and legal efforts to expand, repeal, replace or modify the Patient Protection and Affordable Care Act, as amended (“ACA”), since the law’s enactment, some of which have been successful, in part, in modifying the law, as well as court challenges to the constitutionality of the law. The U.S. Supreme Court rejected the latest such case on June 17, 2021, when the Court held that the plaintiffs lacked standing to challenge the ACA’s requirement to obtain minimum essential health insurance coverage or the individual mandate and dismissed the case without specifically ruling on the constitutionality of the ACA. Federal regulatory agencies continue to modify ACA regulations and guidance related to the ACA, often as a result of presidential directives. The ultimate outcome of efforts to expand the ACA, substantially amend its provisions, or change funding for the ACA is unknown. Though we cannot predict what, if any, reform proposals will be adopted, healthcare reform and legislation may have a material adverse effect on our business, financial condition and results of operations. Any future efforts to challenge, repeal or replace the ACA or implement alternative reform measures may result in reduced funding for state Medicaid programs, lower numbers of insured individuals, reduced coverage for insured individuals, and could impact providers and other healthcare industry participants and cause AdaptHealth’s revenues to decrease to the extent such legislation reduces Medicaid and/or Medicare reimbursement rates.

If CMS requires prior authorization or implements changes in documentation necessary for AdaptHealth’s products, AdaptHealth’s revenue, financial condition and results of operations could be negatively impacted.

CMS has established and maintains a Master List of Items Frequently Subject to Unnecessary Utilization of certain DMEPOS items identified as being subject to unnecessary utilization. This list identifies items that CMS has determined could potentially be subject to prior authorization as a condition of Medicare payment. Since 2012, CMS has also maintained a list of categories of DMEPOS items that require face-to-face encounters with practitioners and written orders before the DMEPOS supplier may furnish the items to beneficiaries. In a final rule issued in 2019, CMS combined and harmonized the two lists to create a single unified list (the “Master List”). CMS also reduced the financial threshold for inclusion on the Master List. With certain exceptions for reductions in Payment Threshold (defined as an average purchase fee of $1,000 or greater, adjusted annually for inflation, or an average monthly rental fee of $100 or greater, adjusted annually for inflation), items remain on the Master List for ten years from the date the item was added to the Master List. The presence of an item on the Master List does not automatically mean that prior authorization is required. Under the 2019 final rule, CMS selects items from the Master List for inclusion on the “Required Prior Authorization List.” The expanded Master List would increase the number of DMEPOS items potentially eligible to be selected for prior authorization, face-to-face encounter and written order prior to delivery requirements as a condition of payment. CMS has added certain items that are part of AdaptHealth’s product lines to the Master List and CMS may include the Company’s products on the Required Prior Authorization List. If CMS adds additional products to the Master List, expands the list of items subject to prior authorization, or expands face-to-face encounter requirements or provisions requiring a written order prior to deliver, these changes may adversely impact AdaptHealth’s revenue, financial condition and results from operations.

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

On June 26, 2020 and February 17, 2021, respectively, two acquired subsidiaries of AdaptHealth received notices of suspension of Medicare payment privileges from the CMS UPIC for the western jurisdiction. Both notices stated that the suspension was based upon a determination that such subsidiaries, each single supplier entities, had billed for services which were not rendered and/or were medically unnecessary, and improperly solicited beneficiaries. The Company has responded to both suspensions, and on June 8, 2021, the Company received notice that one of the payment suspensions had been lifted. As previously noted, the remaining subsidiary subject to the payment suspension will not be paid for items provided to Medicare beneficiaries until the suspension is lifted, and there can be no assurance that the Company will be successful in reinstating such payment privileges. These supplier entities represent less than two percent (2%) of the Company’s annual revenue. The Company does not believe that these suspensions will have a material adverse effect on the Company.

AdaptHealth cannot currently predict the adverse impact, if any, that these audits, determinations, methodologies and interpretations might have on its financial condition and results of operations.

Significant reimbursement reductions and/or exclusion from markets or product lines could adversely affect AdaptHealth.

All Medicare DMEPOS Competitive Bidding Program contracts expired on December 31, 2018, and, as a result, there is a temporary gap in the entire DMEPOS Competitive Bidding Program that CMS stated would last until December 31, 2020, and be replaced by a single round of competition named “Round 2021” which consolidated the competitive bidding areas (“CBAs”) included in the Round 1 2017 and Round 2 Recompete DMEPOS Competitive Bidding Programs. Round 2021 contracts became effective on January 1, 2021, and extend through December 31, 2023. CMS included 16 product categories in the Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that Round 2021 contract awards would only be made for off-the-shelf (OTS) knee and back braces. For the six months ended June 30, 2021 and the year ended December 31, 2020, revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth expects to obtain contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.

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

Under the Federal CAN-SPAM Act, the Telephone Consumer Protection Act of 1991 (“TCPA”) and the Telemarketing Sales Rule and Medicare regulations, AdaptHealth is limited in the ways in which it can market and service its products and services by use of email, text or telephone marketing. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the TCPA, a federal statute that protects consumers from unwanted telephone calls, faxes and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. On April 1, 2021, in Facebook, Inc. v. Duguid, 141 S. Ct. 1163 (2021), the U.S. Supreme Court adopted a narrow definition of the type of automated dialers that are subject to the TCPA, thereby removing some automated text messages from the scope of the TCPA consent requirements. As a result, there may be an increase in litigation under state laws and new legislation at the federal and state level in an effort to ensure that consent is required for calls and text messages that are now outside the scope of the TCPA. For example, in May 2021, the Florida legislature passed a bill that expands restrictions for telephonic sales calls, including text messages, made using automated selection and dialing systems and creates a private right of action for violations of the law. Additionally, state regulators may determine that telephone calls to patients of AdaptHealth are subject to state telemarketing regulations. If AdaptHealth does not comply with existing or new laws and regulations related to telephone contacts or patient health information, it could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which AdaptHealth handles healthcare-related data and communicates with payors, and the cost of complying with these standards could be significant. The scope and interpretation of the laws that are or may be applicable to the delivery of consumer phone calls, emails and text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity and our business, financial condition and results of operations could be adversely affected. Even an unsuccessful challenge of our phone, email or SMS text practices by our consumers, regulatory authorities or other third parties could result in negative publicity and could require a costly response from and defense by us.

If AdaptHealth’s subsidiary fails to comply with the terms of its Corporate Integrity Agreement, it could be subjected to substantial monetary penalties or suspension or termination from participation in the Medicare and Medicaid programs.

Braden Partners, L.P. (“BP”), d/b/a Pacific Pulmonary Services (“PPS”), which was acquired by AdaptHealth in May 2018, entered into a five-year CIA with the OIG-HHS, effective March 31, 2017, concurrent with the execution of a settlement agreement with the United States, acting through the DOJ and on behalf of the OIG-HHS. The CIA imposes certain compliance, auditing (including by an independent review organization), self-reporting and training requirements with which BP must comply. If BP fails to comply with the terms of its CIA, it could be subjected to substantial monetary penalties and/or suspension or exclusion from participation in federal healthcare programs. Any such suspension, exclusion or termination would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on the results of BP’s operations. The imposition of monetary penalties and/or termination of contracts with respect to BP could adversely affect AdaptHealth’s profitability and financial condition. The CIA has a five-year term which is expected to expire by April 1, 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG-HSS confirmed that the CIA’s risk adjustment requirements and independent claims review would only apply to the operations of BP and therefore no operations of AdaptHealth or any other affiliate are subject to these CIA requirements following the acquisition. On January 17, 2021, the OIG-HHS notified PPS that its report for the period ended March 31, 2020 had been accepted and PPS had satisfied its obligations under the CIA as of such date. The Company submitted its report for the period ended March 31, 2021 on a timely basis.

Risks Related to Our Financial Condition

If AdaptHealth were required to write down all or part of its goodwill its net earnings and net worth could be materially adversely affected.

Goodwill represents a significant portion of AdaptHealth’s assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, or if any triggering events are identified on an interim basis indicating a possible impairment of goodwill, we are required to write down all or a significant part of AdaptHealth’s goodwill, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. AdaptHealth had $3,231.2 million and $998.8 million of goodwill recorded on its Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively. It is not possible at this time to determine if there will be any future impairment charge, or if there is, whether such charges would be material.

AdaptHealth may not be able to generate sufficient cash flow to cover required payments or meet operating covenants under its long-term debt and long-term operating leases.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under AdaptHealth’s long-term debt and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt or operating lease arrangements, which could harm its operating subsidiaries. AdaptHealth may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, AdaptHealth’s current indebtedness contain restrictive covenants and require AdaptHealth to maintain or satisfy specified coverage tests. These restrictions and operating covenants include, among other things, requirements with respect to total leverage ratios and an interest charge coverage ratio. These restrictions, together with the restrictive covenants included in the BM Notes, may interfere with AdaptHealth’s ability to obtain additional advances under its existing credit facility or to obtain new financing or to engage in other business activities, which may inhibit AdaptHealth’s ability to grow its business and increase revenue. In addition, failure by AdaptHealth to comply with these restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of its debt.

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

Our only significant asset is our ownership of AdaptHealth Holdings, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations or to pay any dividends on our Common Stock.

We have no direct operations and no significant assets other than the ownership of AdaptHealth Holdings. We depend on AdaptHealth Holdings and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations or to pay any dividends with respect to our Common Stock. Legal and contractual restrictions in agreements governing the indebtedness of AdaptHealth Holdings and its subsidiaries may limit our ability to obtain cash from AdaptHealth Holdings. The earnings from, or other available assets of, AdaptHealth

Holdings and its subsidiaries may not be sufficient to enable us to satisfy our financial obligations or pay any dividends on our Common Stock. To the extent that we require funds and AdaptHealth Holdings or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

Risks Related to Our Securities

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment.

As an active market for our Common Stock continues to develop, the trading price of our Common Stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our Common Stock and our Common Stock may trade at prices significantly below the price you paid for it. In such circumstances, the trading price of our Common Stock may not recover and may experience a further decline.

Factors affecting the trading price of our Common Stock may include:

●	the COVID-19 pandemic;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning AdaptHealth or the home medical equipment industry in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving us;
●	inability to quickly remediate material weaknesses or the continued identification of material weaknesses;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Common Stock available for public sale;
●	any major change in our board of directors or management;
●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our Common Stock, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of AdaptHealth Holdings as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable to us after the Business Combination. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating. The Company will no longer qualify as an emerging growth company as of December 31, 2021, which will require our independent registered public accounting firm to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 as of such date.

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

As of June 30, 2021, Q Management Services (PTC) Ltd., as Trustee of Everest Trust, beneficially owned approximately 12.0% of our Class A Common Stock, assuming the exercise of 665,628 private placement warrants held by Clifton Bay Offshore Investments L.P. and 41,473 private placement warrants held by Quadrant Management LLC. As of June 30, 2021, the OEP Purchaser beneficially owned approximately 10.7% of our Class A Common Stock. As long as Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and/or the OEP Purchaser own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our Charter or Amended and Restated Bylaws (our “Bylaws”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

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

Because we have no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.

We are required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.

The Tax Receivable Agreement, which we entered into at the Closing with certain pre-Business Combination owners of AdaptHealth Units (collectively, the “TRA Holders”), generally provides for the payment by us of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Access Point Medical, Inc. existing prior to the Business Combination; (ii) certain increases in tax basis resulting from exchanges of AdaptHealth Units; (iii) imputed interest deemed to be paid by us as a result of payments we make under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant and is dependent upon significant future events and assumptions, including the timing of the exchanges of AdaptHealth Units, the price of our Common Stock at the time of each exchange, the extent to which such exchanges are taxable transactions and the amount of the exchanging TRA Holder’s tax basis in its AdaptHealth Units at the time of the relevant exchange. The amount of such cash payments is also based on assumptions as to the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. We are dependent on distributions from AdaptHealth Holdings to make payments under the Tax Receivable Agreement, and we cannot guarantee that such distributions will be made in sufficient amounts or at the times needed to enable us to make our required payments under the Tax Receivable Agreement, or at all. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement, and therefore, may accelerate payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the TRA Holders maintaining a continued ownership interest in AdaptHealth Holdings or us.

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

The interests of the TRA Holders may conflict with the interests of holders of our Common Stock. For example, the TRA Holders may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of TRA Holders even in situations where no similar considerations are relevant to us.

Our warrants may have an adverse effect on the market price of our Common Stock.

Simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Common Stock at $11.50 per share. As of June 30, 2021, there were 4,280,548 private placement warrants outstanding. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we plan to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in the IPO, which would be December 31, 2023. We will no longer qualify as an emerging growth company as of December 31, 2021 due to the market value of our Common Stock that was held by non-affiliates as of June 30, 2021. If we continue to issue debt, including to fund acquisitions, we may cease to be an emerging growth company prior to December 31, 2021.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the same time private companies are required to adopt the new or revised standard. Investors may find our Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our Common Stock and its stock price may be more volatile.

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

Acquisitions

As partial consideration for certain of our acquisitions completed during the three months ended June 30, 2021, we issued 441,420 shares of Class A Common Stock to certain former equity holders of the companies acquired. The shares of Class A Common Stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).
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

10.2	Memorandum of Understanding for Settlement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2021).
10.3	Amended and Restated 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104 ***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

AdaptHealth Corp.

August 6, 2021	By:	/s/ Stephen P. Griggs
Stephen P. Griggs
Chief Executive Officer and Director
(Principal Executive Officer)

August 6, 2021	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

August 6, 2021	By:	/s/ Frank Mullen
Frank Mullen
Chief Accounting Officer
(Principal Accounting Officer)