Form 10-Q
period 2021-09-30
AdaptHealth Corp.
filed 2021-11-09
CIK 1725255

une

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2021, there were 132,215,165 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$336,654	$99,962
Accounts receivable	347,515	171,065
Inventory	99,881	58,783
Prepaid and other current assets	39,388	33,441
Total current assets	823,438	363,251
Equipment and other fixed assets, net	341,357	110,468
Operating lease right-of-use assets	148,891	—
Goodwill	3,362,268	998,810
Identifiable intangible assets, net	209,909	116,061
Other assets	12,051	16,483
Deferred tax assets	293,801	208,399
Total Assets	$5,191,715	$1,813,472
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$312,355	$254,212
Current portion of finance lease obligations	21,672	22,282
Current portion of operating lease obligations	31,015	—
Current portion of long-term debt	20,000	8,146
Contract liabilities	22,252	11,043
Other liabilities	73,369	89,524
Current portion of contingent consideration common shares liability	21,402	36,846
Total current liabilities	502,065	422,053
Long-term debt, less current portion	2,187,373	776,568
Operating lease obligations, less current portion	121,411	—
Other long-term liabilities	314,932	186,470
Contingent consideration common shares liability, less current portion	15,025	33,631
Warrant liability	56,546	113,905
Total Liabilities	3,197,352	1,532,627
Commitments and contingencies (note 14)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized and 132,154,358 shares issued and outstanding as of September 30, 2021; and 210,000,000 shares authorized and 76,457,439 shares issued and outstanding as of December 31, 2020	13	8
Class B Common Stock, par value of $0.0001 per share, 0 shares authorized and 0 shares issued and outstanding as of September 30, 2021; and 35,000,000 shares authorized and 13,218,758 shares issued and outstanding as of December 31, 2020	—	1
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 and 163,560 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	2,057,289	558,486
Accumulated deficit	(65,963)	(199,196)
Accumulated other comprehensive loss	(1,231)	(4,411)
Total stockholders' equity attributable to AdaptHealth Corp.	1,990,109	354,889
Noncontrolling interests in subsidiaries	4,254	(74,044)
Total Stockholders' Equity	1,994,363	280,845
Total Liabilities and Stockholders' Equity	$5,191,715	$1,813,472

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$653,293	$284,405	$1,752,429	$707,960
Costs and expenses:
Cost of net revenue	529,887	240,720	1,417,305	606,768
General and administrative expenses	33,006	26,306	132,584	57,745
Depreciation and amortization, excluding patient equipment depreciation	14,690	4,120	46,014	6,398
Total costs and expenses	577,583	271,146	1,595,903	670,911
Operating income	75,710	13,259	156,526	37,049
Interest expense, net	24,252	12,406	69,584	27,826
Loss on extinguishment of debt	8,240	5,316	20,189	5,316
Change in fair value of contingent consideration common shares liability (note 10)	(10,006)	25,525	(34,050)	41,850
Change in fair value of warrant liability (note 10)	(16,737)	36,912	(57,359)	72,358
Other (income) loss, net	(452)	—	698	(1,991)
Income (loss) before income taxes	70,413	(66,900)	157,464	(108,310)
Income tax expense (benefit)	12,147	(4,921)	22,782	(4,736)
Net income (loss)	58,266	(61,979)	134,682	(103,574)
Income (loss) attributable to noncontrolling interests	174	(10,944)	1,449	(22,458)
Net income (loss) attributable to AdaptHealth Corp.	$58,092	$(51,035)	$133,233	$(81,116)

Weighted average common shares outstanding - basic	131,684	57,372	124,228	47,986
Weighted average common shares outstanding - diluted	140,322	57,372	133,638	47,986

Basic net income (loss) per share (1)	$0.40	$(0.89)	$0.97	$(1.69)
Diluted net income (loss) per share (1)	$0.20	$(0.89)	$0.27	$(1.69)

(1)	See Note 11, Earnings Per Share, to the unaudited consolidated interim financial statements for the calculations of basic and diluted net income (loss) per share.

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$58,266	$(61,979)	$134,682	$(103,574)
Other comprehensive income (loss):
Interest rate swap agreements, inclusive of reclassification adjustment	640	925	3,180	(11,558)
Comprehensive income (loss)	58,906	(61,054)	137,862	(115,132)

Income (loss) attributable to noncontrolling interests	174	(10,944)	1,449	(22,458)
Comprehensive income (loss) attributable to AdaptHealth Corp.	$58,732	$(50,110)	$136,413	$(92,674)

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED)

												Accumulated
									Additional			other	Noncontrolling
	Common Stock		Class B Common Stock			Preferred Stock			paid-in	Accumulated		comprehensive	interests in
	Shares	Amount	Shares		Amount	Shares		Amount	capital	deficit		income (loss)	subsidiaries	Total
Balance, December 31, 2020	76,458	$8	13,219		$1	164		$1	$558,486		$(199,196)	$(4,411)	$(74,044)	$280,845
Issuance of Class A Common Stock for acquisitions	14,092	2	—		—	—		—	564,986		—	—	—	564,988
Issuance of Series C Preferred Stock for an acquisition	—	—	—		—	130		—	523,856		—	—	—	523,856
Issuance of stock options for an acquisition	—	—	—		—	—		—	134,683		—	—	—	134,683
Exchange of Class B Common Stock for Class A Common Stock	13,219	1	(13,219)		(1)	—		—	(77,919)		—	—	77,919	—
Equity-based compensation	172	—	—		—	—		—	8,582		—	—	—	8,582
Cashless exercise of stock options	9	—	—		—	—		—	—		—	—	—	—
Issuance of Class A Common Stock, net of offering costs of $13,832	8,450	1	—		—	—		—	265,017		—	—	—	265,018
Conversion of Series B-1 Preferred Stock to Class A Common Stock	3,950	—	—		—	(40)		—	—		—	—	—	—
Conversion of Series C-1 Preferred Stock to Class A Common Stock	13,047	1	—		—	(130)		—	(1)		—	—	—	—
Class A Common Stock issued in connection with employee stock purchase plan	8	—	—		—	—		—	314		—	—	—	314
Net loss	—	—	—		—	—		—	—		(3,966)	—	324	(3,642)
Equity activity resulting from the Tax Receivable Agreement	—	—	—		—	—		—	16,768		—	—	—	16,768
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—		—	—		—	—		—	1,876	—	1,876
Other	(19)	—	—		—	—		—	(810)		—	—	—	(810)
Balance, March 31, 2021	129,386	$13	—		$—	124		$1	$1,993,962	—	(203,162)	$(2,535)	$4,199	$1,792,478
Issuance of Class A Common Stock for acquisitions	441	—	—		—	—		—	12,166		—	—	—	12,166
Equity-based compensation	37	—	—		—	—		—	7,447		—	—	—	7,447
Exercise of stock options	200	—	—		—	—		—	2,300		—	—	—	2,300
Distribution to non-controlling interest	—	—	—		—	—		—	—		—	—	(1,070)	(1,070)
Net income	—	—	—		—	—		—	—		79,107	—	951	80,058
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—		—	—		—	—		—	664	—	664
Balance, June 30, 2021	130,064	$13	—		$—	124		$1	$2,015,875	—	(124,055)	$(1,871)	$4,080	$1,894,043
Issuance of Common Stock for acquisitions	977	—	—		—	—		—	25,507		—	—	—	25,507
Equity-based compensation	189	—	—	—	—	—		—	5,365		—	—	—	5,365
Exercise of stock options	898	—	—		—	—	—	—	9,840		—	—	—	9,840
Common Stock issued in connection with employee stock purchase plan	26	—	—		—	—		—	702		—	—	—	702
Net income	—	—	—		—	—		—	—		58,092	—	174	58,266
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—		—	—		—	—		—	640	—	640
Balance, September 30, 2021	132,154	$13	—		$—	124		$1	$2,057,289	—	(65,963)	$(1,231)	$4,254	$1,994,363

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED) (Continued)

									Accumulated
							Additional		other	Noncontrolling
	Common Stock		Class B Common Stock		Preferred Stock		paid-in	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2019	40,816	$4	31,564	$3	—	$—	$—	$(40,258)	$1,431	$(26,963)	$(65,783)
Issuance of Class A Common Stock for an acquisition	387	—	—	—	—	—	6,248	—	—	—	6,248
Exchange of Class B Common Stock for Class A Common Stock	1,000	—	(1,000)	—	—	—	(361)	—	—	361	—
Exercise of warrants	1,092	—	—	—	—	—	15,273	—	—	—	15,273
Equity-based compensation	59	—	—	—	—	—	2,223	—	—	—	2,223
Net loss	—	—	—	—	—	—	—	(34,551)	—	(14,902)	(49,453)
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	2,483	—	—	—	2,483
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(6,570)	(4,847)	(11,417)
Balance, March 31, 2020	43,354	$4	30,564	$3	—	$—	$25,866	$(74,809)	$(5,139)	$(46,351)	$(100,426)
Exchange of Class B Common Stock for Class A Common Stock	2,055	—	(2,055)	—	—	—	(1,580)	—	—	1,580	—
Exercise of warrants	1,034	1	—	—	—	—	17,627	—	—	—	17,628
Equity-based compensation	32	—	—	—	—	—	3,244	—	—	—	3,244
Exchange of Class A Common Stock for Series B-1 Preferred Stock	(15,810)	(2)	—	—	158	1	1	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(800)	(800)
Net income	—	—	—	—	—	—	—	4,470	—	3,388	7,858
Equity activity resulting from the Put/Call Agreement	—	—	—	—	—	—	(29,927)	—	—	—	(29,927)
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—	—	2,223	—	—	—	2,223
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(656)	(410)	(1,066)
Balance, June 30, 2020	30,665	$3	28,509	$3	158	$1	$17,454	$(70,339)	$(5,795)	$(42,593)	$(101,266)
Issuance of Common Stock for acquisitions	4,344	1	—	—	—	—	83,280	—	—	—	83,281
Sale of Class A Common Stock and Series A Preferred Stock, net of offering costs of $1,639	10,930	1	—	—	75	—	223,360	—	—	—	223,361
Issuance of Class A Common Stock, net of offering costs of $9,558	9,200	1	—	—	—	—	133,041	—	—	—	133,042
Exchange of Class B Common Stock for Class A Common Stock	2,634	—	(2,634)	—	—	—	(7,467)	—	—	7,467	—
Exercise of warrants	1,979	—	—	—	—	—	40,691	—	—	—	40,691
Equity-based compensation	35	—	—	—	—	—	5,502	—	—	—	5,502
Conversion of Series B-2 Preferred Stock to Series B-1 Preferred Stock	—	—	—	—	(9)	—	—	—	—	—	—
Conversion of Series A Preferred Stock to Class A Common Stock	2,888	—	—	—	(40)	—	—	—	—	—	—
Class A Common Stock issued in connection with employee stock purchase plan	6	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(51,035)	—	(10,944)	(61,979)
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	2,236	—	—	—	2,236
Equity activity resulting from the impact of other changes in ownership and deferred taxes	—	—	—	—	—	—	(10,623)	—	—	—	(10,623)
Equity activity resulting from the Put/Call Agreement	—	—	—	—	—	—	(2,694)	2,694	—	—	—
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	684	241	925
Balance, September 30, 2020	62,681	$6	25,875	$3	184	$1	$484,780	$(118,680)	$(5,111)	$(45,829)	$315,170

See accompanying notes to unaudited consolidated interim financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$134,682	$(103,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, including patient equipment depreciation	146,476	55,186
Equity-based compensation	21,394	10,969
Change in fair value of contingent consideration common shares liability	(34,050)	41,850
Change in fair value of warrant liability	(57,359)	72,358
Reduction in the carrying amount of operating lease right-of-use assets	23,832	—
Deferred income tax expense (benefit)	11,666	(7,590)
Change in fair value of interest rate swaps, net of reclassification adjustment	(2,185)	(2,130)
Change in fair value of contingent consideration	1,135	(2,900)
Payment of contingent consideration in connection with an acquisition	(1,000)	(1,000)
Amortization of intangible assets	34,351	2,675
Amortization of deferred financing costs	4,069	1,189
Imputed interest expense	173	128
Write-off of deferred financing costs	4,054	46
Loss on extinguishment of debt from prepayment penalty	16,135	5,316
Gain on equity method investment	(1,922)	—
Gain on sale of investment	—	(591)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(25,046)	(19,251)
Inventory	3,626	(10,166)
Prepaid and other assets	(137)	(1,459)
Operating lease obligations	(23,292)	—
Operating liabilities	(81,852)	104,231
Net cash provided by operating activities	174,750	145,287
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(1,417,946)	(605,309)
Purchases of equipment and other fixed assets	(139,686)	(22,834)
Payments for investments	(875)	(1,000)
Proceeds from sale of investment	—	2,046
Net cash used in investing activities	(1,558,507)	(627,097)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	1,165,000	536,275
Repayments on long-term debt and lines of credit	(822,271)	(545,584)
Proceeds from the sale of Class A Common Stock and Series A Preferred Stock	—	225,000
Proceeds from the issuance of Class A Common Stock	278,850	142,600
Proceeds from the issuance of senior unsecured notes	1,100,000	350,000
Proceeds from the exercise of warrants	—	24,495
Proceeds from the exercise of stock options	12,140	—
Repayments of finance lease obligations	(31,043)	(29,710)
Payments for equity issuance costs	(13,832)	(11,197)
Payments of deferred financing costs	(29,185)	(12,879)
Proceeds received in connection with employee stock purchase plan	1,016	—
Payments for tax withholdings from equity-based compensation activity	(810)	—
Distributions to noncontrolling interests	(1,070)	(800)
Payments of contingent consideration in connection with acquisitions	(17,200)	(200)
Payments of deferred purchase price in connection with acquisitions	(5,011)	(750)
Payments for debt prepayment penalties	(16,135)	—
Net cash provided by financing activities	1,620,449	677,250
Net increase in cash and cash equivalents	236,692	195,440
Cash and cash equivalents at beginning of period	99,962	76,878
Cash and cash equivalents at end of period	$336,654	$272,318
Supplemental disclosures:
Cash paid for interest	$67,409	$22,788
Cash paid for income taxes	13,799	3,062
Noncash investing and financing activities:
Equipment acquired under finance lease obligations	$22,902	$28,888
Unpaid equipment and other fixed asset purchases at end of period	12,688	8,452
Assets subject to operating lease obligations	11,340	—
Operating lease obligations	(11,340)	—
Equity consideration issued in connection with acquisitions	1,261,200	89,529
Contingent purchase price in connection with acquisitions	2,000	6,464
Deferred purchase price in connection with acquisitions	1,162	33

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

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, other than the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which was adopted, effective January 1, 2021, during the third quarter of 2021 as discussed below.

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

The Business Combination was accounted for as a reverse recapitalization, with DFB treated as the acquired company and AdaptHealth Holdings as the acquirer, for financial reporting purposes. Therefore, the equity structure was restated to that of the Company.

Prior to the quarter ended September 30, 2021, the Company was an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the Securities Act), as modified by the Jumpstart our Business Startups Act of 2012, (the JOBS Act), and took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and other

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

exemptions. As of September 30, 2021, the Company no longer qualifies as an emerging growth company due to issuing more than $1.0 billion in non-convertible debt in the prior three-year period, and as a result will no longer be exempt from the reporting requirements discussed above.

(b)         Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(c)          Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

(f) Impairment of Long-Lived Assets

The Company’s long-lived assets, such as equipment and other fixed assets and definite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

The Company did not incur any impairment charges on long-lived assets for the three and nine months ended September 30, 2021 and 2020. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining useful lives of its long-lived assets.

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

(h)          Accounting for Leases

During the quarter ended September 30, 2021, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASC 842) with an effective date of January 1, 2021, using the modified retrospective approach, for leases that existed on January 1, 2021. ASC 842 requires the Company to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use (ROU) asset on its consolidated balance sheet for most leases, and disclose key information about leasing arrangements. The Company elected to apply certain practical expedients permitted under the transition guidance within ASC 842 to leases that commenced before January 1, 2021, including the package of practical expedients, which, among other things, permits lease agreements that are twelve months or less to be excluded from the balance sheet, and permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Due to the Company’s election of these practical expedients, the Company carried forward certain historical conclusions for existing contracts, including conclusions related to the existence and classification of leases and to initial direct costs. ASC 842 applies to a number of arrangements to which the Company is a party.

Whenever the Company enters into a new arrangement, it must determine, at the inception date, whether the arrangement is or contains a lease. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and obtain substantially all the economic benefits from the use of the underlying asset.

If a lease exists, the Company must then determine the separate lease and nonlease components of the arrangement. Each right to use an underlying asset conveyed by a lease arrangement should generally be considered a separate lease component if it both: (i) can benefit the Company without depending on other resources not readily

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

available to the Company and (ii) does not significantly affect and is not significantly affected by other rights of use conveyed by the lease. Aspects of a lease arrangement that transfer other goods or services to the Company but do not meet the definition of lease components are considered nonlease components. The consideration owed by the Company pursuant to a lease arrangement is generally allocated to each lease and nonlease component for accounting purposes. However, the Company has elected, for all of its leases, to not separate lease and nonlease components. Each lease component is accounted for separately from other lease components, but together with the associated nonlease components.

For each lease, the Company must then determine the lease term, the present value of lease payments and the classification of the lease as either an operating or finance lease.

The lease term is the period of the lease not cancellable by the Company, together with periods covered by: (i) renewal options the Company is reasonably certain to exercise, (ii) termination options the Company is reasonably certain not to exercise, and (iii) renewal or termination options that are controlled by the lessor.

The present value of lease payments is calculated based on:

●	Lease payments – lease payments include fixed and certain variable payments, less lease incentives, together with amounts probable of being owed by the Company under residual value guarantees and, if reasonably certain of being paid, the cost of certain renewal options and early termination penalties set forth in the lease arrangement. Lease payments exclude consideration that is not related to the transfer of goods and services of the Company.
●	Discount rate – the discount rate must be determined based on information available to the Company upon the commencement of the lease. Lessees are required to use the rate implicit in the lease whenever such rate is readily available; however, as the implicit rate in the Company’s leases is generally not readily determinable, the Company generally uses the hypothetical incremental borrowing rate it would have to pay to borrow an amount equal to the lease payments, on a collateralized basis, over a timeframe similar to the lease term.

In making the determination of whether a lease is an operating lease or a finance lease, the Company considers the lease term in relation to the economic life of the leased asset, the present value of lease payments in relation to the fair value of the leased asset and certain other factors, including the lessee’s and lessor’s rights, obligations, and economic incentives over the term of the lease.

Generally, upon the commencement of a lease, the Company will record a lease liability and a ROU asset. However, the Company has elected, for all underlying assets with initial terms of twelve months or less (known as short-term leases), to not recognize a lease liability or ROU asset. Lease liabilities are initially recorded at lease commencement as the present value of future lease payments. ROU assets are initially recorded at lease commencement as the initial amount of the lease liability, together with the following, if applicable: (i) initial direct costs incurred by the lessee and (ii) lease payments made by the lessor net of lease incentives received, prior to lease commencement.

Over the lease term, the Company generally increases its lease liabilities using the effective interest method and decreases its lease liabilities for lease payments made. For finance leases, amortization and interest expense are recognized separately in the consolidated statements of operations, with amortization expense generally recorded on a straight-line basis over the lease term and interest expense recorded using the effective interest method. For operating leases, a single lease cost is generally recognized in the consolidated statements of operations on a straight-line basis over the lease term unless an impairment has been recorded with respect to a leased asset. Lease costs for short-term leases not recognized in the consolidated balance sheets are recognized in the consolidated statements of operations on a

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

straight-line basis over the lease term. Variable lease costs not initially included in the lease liability and ROU asset impairment charges are expensed as incurred. ROU assets are assessed for impairment, similar to other long-lived assets.

Prior to the adoption of ASC 842, the Company accounted for leases under FASB ASC Topic 840, Leases (“ASC 840”).

(i)        Recently Issued Accounting Pronouncements

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

(j)        Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASC 842, which requires lessees to recognize leases on its balance sheet and disclose key information about leasing arrangements. Refer to the discussion above regarding the Company’s adoption of ASC 842 during the quarter ended September 30, 2021, which had an effective adoption date of January 1, 2021. In connection with such adoption, the Company recognized a cumulative-effect adjustment as of the January 1, 2021 adoption date by recording $91.5 million of operating lease obligations on its consolidated balance sheet, with a corresponding ROU asset, based on the present value of the remaining minimum rental payments for existing operating leases as of such date. The adoption did not have an impact on the Company’s accounting for existing finance leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. The Company adopted the new standard during the quarter ended September 30, 2021. The adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

(k)        Reclassifications

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

The composition of net revenue by payor type for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Insurance	$399,748	$175,418	$1,061,627	$438,034
Government	180,511	81,967	491,564	193,725
Patient pay	73,034	27,020	199,238	76,201
Net revenue	$653,293	$284,405	$1,752,429	$707,960

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

The composition of net revenue by core service lines for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales revenue:
Sleep	$173,359	$74,655	$465,372	$227,970
Diabetes	134,228	52,887	352,559	64,566
Supplies to the home	42,441	44,579	126,479	100,479
Respiratory	6,228	5,152	25,003	26,034
HME	30,989	14,998	85,505	39,304
Other	44,926	14,869	95,115	38,725
Total net sales revenue	$432,171	$207,140	$1,150,033	$497,078

Net revenue from fixed monthly equipment reimbursements:
Sleep	$62,755	$24,971	$177,199	$70,284
Diabetes	3,722	946	9,791	946
Respiratory	117,918	32,269	312,900	88,132
HME	26,043	14,256	70,854	39,695
Other	10,684	4,823	31,652	11,825
Total net revenue from fixed monthly equipment reimbursements	$221,122	$77,265	$602,396	$210,882

Total net revenue:
Sleep	$236,114	$99,626	$642,571	$298,254
Diabetes	137,950	53,833	362,350	65,512
Supplies to the home	42,441	44,579	126,479	100,479
Respiratory	124,146	37,421	337,903	114,166
HME	57,032	29,254	156,359	78,999
Other	55,610	19,692	126,767	50,550
Total net revenue	$653,293	$284,405	$1,752,429	$707,960

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, the Company increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, the Company assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact the Company’s cash receipts for services provided until such time all amounts have been recouped. During the three and nine months ended September 30, 2021, CMS has recouped $11.1 million and $27.0 million, respectively. At September 30, 2021, the Company has deferred a total of $22.5 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheet.

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

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. At September 30, 2021 and December 31, 2020, the Company recorded unbilled accounts receivables of $17.9 million and $20.2 million, respectively.

(3)          Acquisitions

During the nine months ended September 30, 2021 and 2020, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The substantial majority of the goodwill recorded during the nine months ended September 30, 2021 is not expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as receipt of final valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized. Also, see subsection, “Pro forma information” of this Note 3 for pro forma information on net revenue and operating income.

Nine Months Ended September 30, 2021

On February 1, 2021, the Company acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other durable medical equipment products. The total consideration consisted of (i) a cash payment of approximately $1.1 billion at closing, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock at closing, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock at closing, and (iv) the issuance of 3,959,892 options to purchase shares of the Company’s Class A Common Stock in the future, which had a weighted-average exercise price of $6.24 per share and a weighted-average remaining exercise period of approximately 7 years from the date of closing. Refer to Note 10, Stockholders’ Equity – Preferred Stock, for additional discussion of the Series C Convertible Preferred Stock issued in connection with the acquisition of AeroCare. In July 2021, the Company paid $4.1 million to the AeroCare sellers in connection with a post-closing net working capital adjustment. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $27.7 million to cash, $75.9 million to accounts receivable, $27.6 million to inventory, $190.8 million to equipment and other fixed assets, $55.1 million to operating lease ROU assets, $122.8 million to identifiable intangible assets (consisting of $54.2 million of contractual

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

rental agreements and $68.6 million of tradenames), $2.1 billion to goodwill, $82.7 million to accounts payable and accrued expenses, $55.1 million to operating lease obligations, $64.9 million to deferred tax liabilities, and $20.9 million of net liabilities to other working capital accounts.

On April 30, 2021, the Company acquired 100% of the equity interests of Spiro Health Services, LLC (Spiro). Spiro is a provider of home medical equipment and supplies. The total consideration consisted of a cash payment of $66.1 million at closing, the issuance of 244,641 shares of the Company’s Class A Common Stock at closing, and a potential contingent consideration payment of up to $1.0 million, which was determined to be the fair value at the acquisition date and such amount was recorded as a contingent consideration liability in connection with the Company’s preliminary acquisition accounting. The $1.0 million was paid to the Spiro sellers in August 2021. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $2.1 million to cash, $8.5 million to accounts receivable, $4.9 million to inventory, $2.2 million to equipment and other fixed assets, $2.7 million to operating lease ROU assets, $1.0 million to identifiable intangible assets (consisting of tradenames), $62.6 million to goodwill, $5.1 million to accounts payable and accrued expenses, $2.7 million to operating lease obligations, $2.2 million to finance lease obligations, and $0.2 million of net assets to other working capital accounts.

On June 1, 2021, the Company acquired 100% of the equity interests of Healthy Living Medical Supply, LLC (Healthy Living). Healthy Living is a provider of continuous glucose monitors and insulin pumps. The total consideration consisted of a cash payment of $47.0 million at closing and the issuance of 196,779 shares of the Company’s Class A Common Stock at closing. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $0.6 million to cash, $7.5 million to accounts receivable, $2.9 million to inventory, $1.2 million to equipment and other fixed assets, $1.4 million to operating lease ROU assets, $1.3 million to identifiable intangible assets (consisting of tradenames), $42.0 million to goodwill, $3.6 million to accounts payable and accrued expenses, $1.4 million to operating lease obligations, and $0.2 million of net assets to other working capital accounts.

On July 1, 2021, the Company acquired 100% of the equity interests of Agilis Med Holdings, LLC (Agilis). Agilis is an e-commerce retailer of sleep apnea and respiratory equipment in the United States. The total consideration consisted of a cash payment of $30.8 million at closing, the issuance of 538,079 shares of the Company’s Class A Common Stock at closing, and a potential contingent consideration payment of up to $1.0 million, which was determined to be the fair value at the acquisition date and such amount was recorded as a contingent consideration liability in connection with the Company’s preliminary acquisition accounting. Such amount is included in other long-term liabilities in the accompanying consolidated balance sheets at September 30, 2021 based on the expected payment date. In October 2020, the Company acquired a minority interest in Agilis, which was being accounted for under the equity method of accounting prior to the July 2021 transaction. The carrying value of such investment was $8.1 million at the July 2021 transaction date. The fair value of the equity method investment was $10.0 million at the July 2021 transaction date. In connection with the accounting for the July 2021 transaction, the Company recorded goodwill of $10.0 million and eliminated the carrying value of the equity method investment of $8.1 million and recorded a gain on equity method of investment of $1.9 million, which is included in other (income) loss, net in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2021. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $1.2 million to cash, $2.5 million to inventory, $0.5 million to operating lease ROU assets, $0.5 million to identifiable intangible assets (consisting of tradenames), $52.9 million to goodwill, $0.6 million to accounts payable and accrued expenses, and $0.5 million to operating lease obligations.

On July 1, 2021, the Company acquired 100% of the equity interests of WeCare Medical, LLC (WeCare). WeCare is a distributor of durable medical equipment and supplies in the United States. The total consideration consisted of a cash payment of $34.8 million at closing and the issuance of 231,866 shares of the Company’s Class A Common Stock at closing. The Company allocated the consideration paid to the estimated fair values of the net assets

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

acquired on a provisional basis, including $0.5 million to cash, $6.3 million to accounts receivable, $1.5 million to inventory, $8.2 million to equipment and other fixed assets, $1.0 million to operating lease ROU assets, $0.4 million to identifiable intangible assets (consisting of tradenames), $29.1 million to goodwill, $3.4 million to deferred tax liabilities, $1.4 million to accounts payable and accrued expenses, and $1.0 million to operating lease obligations.

In addition, during the nine months ended September 30, 2021, the Company acquired 100% of the equity interests of five providers of home medical equipment and acquired certain assets of the durable medical equipment business of a provider of home medical equipment. The total consideration paid for these six acquisitions consisted of cash payments of $113.7 million at closing, cash payments of $1.5 million during the nine months ended September 30, 2021 for post-closing net working capital adjustments, and the issuance of 306,569 shares of the Company’s Common Stock at closing. The Company allocated the consideration paid for these six acquisitions to the estimated fair values of the net assets acquired on a provisional basis, including $2.7 million to cash, $20.3 million to accounts receivable, $5.8 million to inventory, $12.0 million to equipment and other fixed assets, $12.2 million to operating lease ROU assets, $2.4 million to identifiable intangible assets (consisting of tradenames), $96.6 million to goodwill, $13.6 million to accounts payable and accrued expenses, $12.2 to operating lease obligations, $4.7 million to finance lease obligations and $1.4 million of net assets to other working capital accounts. One of the acquisitions also includes potential contingent payments of up to $4.0 million based on certain conditions after closing, which was determined to have a nominal acquisition date fair value, and thus no contingent consideration liability was recorded in connection with the Company’s preliminary acquisition accounting for the acquisition.

In addition, during the nine months ended September 30, 2021, the Company completed certain other acquisitions. In the aggregate the consideration paid consisted of cash payments of $6.5 million at closing and deferred payment liabilities of $1.2 million. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $0.6 million to accounts receivable, $0.4 million to inventory, $1.0 million to equipment and other fixed assets, $6.1 million to goodwill, $0.3 million to accounts payable and accrued expenses, and $0.1 million of net liabilities to other working capital accounts.

The following table summarizes the consideration paid for all acquisitions during the nine months ended September 30, 2021 (in thousands):

Cash consideration	$1,453,302
Equity consideration	1,261,200
Contingent consideration	2,000
Deferred payments	1,162
Total	$2,717,664

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. The Company is still evaluating the fair value of certain assets and liabilities for which provisional amounts were recorded and expects to finalize such valuations during the remainder of 2021 or early 2022. Based upon management’s evaluation, which is preliminary and subject to completion of working capital and other adjustments, the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

consideration paid for all acquisitions during the nine months ended September 30, 2021 was allocated as follows during such period (in thousands):

Cash	$34,699
Accounts receivable	119,168
Inventory	45,684
Prepaid and other current assets	6,394
Equipment and other fixed assets	215,350
Operating lease right-of-use assets	72,872
Goodwill	2,386,151
Identifiable intangible assets	128,400
Other assets	1,194
Deferred tax liabilities	(67,849)
Accounts payable and accrued expenses	(107,410)
Contract liabilities	(14,619)
Other current liabilities	(11,576)
Other long-term liabilities	(1,055)
Operating lease obligations	(72,872)
Finance lease obligations	(6,867)
Net assets acquired	$2,727,664

During the nine months ended September 30, 2021, the Company received net cash receipts of $0.7 million relating to working capital adjustments associated with businesses that were acquired during 2020 which was recorded as a decrease to goodwill during the period.

Nine Months Ended September 30, 2020

On January 2, 2020, the Company purchased 100% of the equity interests of the Patient Care Solutions business (PCS), which was a subsidiary of McKesson Corporation. PCS is a home medical equipment supplies business. The total consideration consisted of a cash payment of $15.0 million at closing. Subsequent to the closing, during the three months ended September 30, 2020, the Company received $1.0 million in connection with a working capital adjustment related to the acquisition. During the nine months ended September 30, 2020, the Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $17.4 million to accounts receivable, $0.5 million to equipment and other fixed assets, $0.1 million to goodwill, $3.6 million to accounts payable and other accrued expenses, and $0.4 million of net liabilities to other working capital accounts.

On March 2, 2020, the Company purchased certain assets of the durable medical equipment business of Advanced Home Care, Inc. (Advanced). The total consideration consisted of a cash payment of $58.5 million at closing. During the nine months ended September 30, 2020, the Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $21.0 million to equipment and other fixed assets, $2.7 million to inventory, $0.6 million to identifiable intangible assets (consisting of tradenames) $35.8 million to goodwill, and $1.6 million of net liabilities to other working capital accounts. The acquisition of Advanced also includes a potential contingent payment of up to $9.0 million based on certain conditions after closing. As of September 30, 2020, the Company had not yet determined the fair value of such contingent payment, as such an estimated fair value was not included in the consideration paid as part of the Company’s preliminary acquisition accounting during the nine months ended September 30, 2020. In the fourth quarter of 2020, the Company determined that the potential contingent payment had an acquisition date fair value of $5.0 million which was recorded as a contingent liability. The fair value of the estimated contingent liability of $5.0 million at September 30, 2021 is included in other current liabilities in the accompanying consolidated balance sheets based on the expected payment date.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

On July 1, 2020, the Company acquired 100% of the equity interests in Solara Medical Supplies, LLC (Solara). Solara is an independent distributor of continuous glucose monitors (“CGM”) in the United States and offers a comprehensive suite of direct-to-patient diabetes management supplies to patients throughout the country, including CGMs, insulin pumps and other diabetic supplies. The total consideration consisted of a cash payment of $380.7 million at closing and the issuance of 3,906,250 shares of the Company’s Class A Common Stock at closing. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $12.1 million to cash, $15.1 million to accounts receivable, $15.0 million to inventory, $4.4 million to equipment and other fixed assets, $85.7 million to identifiable intangible assets (consisting of $60.0 million of payor contracts and $25.7 million of tradenames), $347.1 million to goodwill, $22.4 million to accounts payable and accrued expenses, and $3.0 million of net liabilities to other working capital accounts.

On July 1, 2020, the Company acquired 100% of the equity interests of ActivStyle, Inc. (ActivStyle). ActivStyle is a leading direct-to-consumer supply company that provides incontinence and urology products to patients throughout the United States. The total consideration consisted of a cash payment of $65.5 million at closing. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $5.0 million to cash, $4.1 million to accounts receivable, $0.5 million to inventory, $1.0 million to equipment and other fixed assets, $10.1 million to identifiable intangible assets (consisting of $7.0 million of developed technology and $3.1 million of tradenames), $51.2 million to goodwill, $7.3 million to accounts payable and accrued expenses, and $0.9 million of assets to other working capital accounts.

In addition, during the nine months ended September 30, 2020, the Company acquired 100% of the equity interests of two providers of home medical equipment and a distributor of diabetes management products and supplies. The total consideration for these acquisitions consisted of cash payments of $88.1 million at closing and the issuance of 824,693 shares of the Company’s Class A Common Stock at closing. The Company allocated the consideration paid for these acquisitions to the estimated fair values of the net assets acquired on a provisional basis, including $0.3 million to cash, $12.1 million to accounts receivable, $4.1 million to inventory, $14.7 million to equipment and other fixed assets, $0.9 million to identifiable intangible assets (consisting of tradenames), $91.2 million to goodwill, $13.4 million to accounts payable and accrued expenses, $1.6 million to finance lease obligations, and $1.3 million of net liabilities to other working capital accounts. One of these acquisitions included potential contingent payments of up to $3.0 million, based on certain conditions after closing, which were determined to have an acquisition date fair value of $2.8 million, which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting. The fair value of the potential contingent payments of $3.0 million as of September 30, 2021 is included in other current liabilities in the accompanying consolidated balance sheets based on the expected payment date.

In addition, during the nine months ended September 30, 2020, the Company completed certain other acquisitions. In the aggregate the consideration paid consisted of cash payments of $16.3 million at closing and deferred payment liabilities of less than $0.1 million. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $0.4 million to cash, $0.7 million to accounts receivable, $0.7 million to inventory, $1.3 million to equipment and other fixed assets. $0.1 million to identifiable intangible assets (consisting of tradenames), $18.3 million to goodwill, $1.2 million to accounts payable and accrued expenses, and $0.3 million of net liabilities to other working capital accounts. Certain of these acquisitions included potential contingent payments of up to $5.0 million, based on certain conditions after closing, which were determined to have an acquisition date fair value of $3.7 million, which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting. The fair value of the potential contingent payments of $4.4 million as of September 30, 2021 is included in other current liabilities ($2.1 million) and other long-term liabilities ($2.3 million) in the accompanying consolidated balance sheets based on the expected payment dates.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

The following table summarizes the consideration paid for all acquisitions during the nine months ended September 30, 2020 (in thousands):

Cash consideration	$623,107
Equity consideration	89,529
Contingent consideration	6,464
Deferred payments	33
Total	$719,133

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the nine months ended September 30, 2020 was allocated as follows during such period (in thousands):

Cash	$17,798
Accounts receivable	49,464
Inventory	23,073
Prepaid and other current assets	4,254
Equipment and other fixed assets	42,852
Goodwill	543,689
Intangible assets	97,400
Accounts payable and accrued expenses	(47,759)
Contract liabilities	(3,675)
Other liabilities	(5,069)
Other long-term liabilities	(1,186)
Finance lease obligations	(1,708)
Net assets acquired	$719,133

The Company finalized the valuations of the fair values of the net assets acquired for these acquisitions during the remainder of 2020 and the first half of 2021.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$657,611	$600,794	$1,953,706	$1,770,675
Operating income	$77,046	$58,973	$181,039	$167,279

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Results of Businesses Acquired

The following table presents the amount of net revenue and operating income (loss) in the period of acquisition since the respective acquisition dates for the acquisitions described above that is included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$289,604	$115,077	$680,460	$208,803
Operating income (loss)	$37,454	$4,637	$95,143	$(2,984)

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Patient medical equipment	$436,725	$158,108
Delivery vehicles	27,012	8,211
Other	53,697	26,098
	517,434	192,417
Less accumulated depreciation	(176,077)	(81,949)
	$341,357	$110,468

(5)          Goodwill and Identifiable Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the nine months ended September 30, 2021 was as follows (in thousands):

Balance at December 31, 2020	$998,810
Goodwill from acquisitions	2,386,151
Net cash receipts relating to prior acquisitions	(657)
Reductions	(22,036)
Balance at September 30, 2021	$3,362,268

Annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and declines in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a goodwill impairment could have a material adverse effect on the Company’s operating income, net assets and the Company’s cost of, or access to, capital. The Company did not record any goodwill impairment charges during the three and nine months ended September 30, 2021 and 2020.

As discussed in Note 3, Acquisitions, during the nine months ended September 30, 2021, the Company received net cash receipts of $0.7 million relating to working capital adjustments associated with businesses that were acquired during 2020 which were recorded as a reduction to goodwill during the period. The reductions in the table above relates to measurement period adjustments relating to businesses that were acquired by the Company during 2020, primarily for

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Solara. Based on available information obtained by the Company during the nine months ended September 30, 2021, the Company recorded certain measurement period adjustments to the acquisition accounting for Solara, resulting in an increase to accounts receivable of $28.9 million and an increase to accounts payable and accrued expenses of $6.3 million, with a corresponding decrease to goodwill of $22.6 million during the period.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $9,666	$98,133	8.8
Payor contracts, net of accumulated amortization of $9,766	72,234	8.8
Contractual rental agreements, net of accumulated amortization of $19,383	34,817	1.5
Developed technology, net of accumulated amortization of $1,575	4,725	3.8
Identifiable intangible assets, net	$209,909

	December 31, 2020
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $1,793	$32,007	8.8
Payor contracts, net of accumulated amortization of $3,616	78,384	9.6
Developed technology, net of accumulated amortization of $630	5,670	4.5
Identifiable intangible assets, net	$116,061

Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $10.1 million and $34.4 million for the three and nine months ended September 30, 2021, respectively. Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $2.7 million for the three and nine months ended September 30, 2020.

Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending September 30,
2022	$48,376
2023	28,993
2024	21,276
2025	20,828
2026	18,682
Thereafter	71,754
Total	$209,909

The Company recorded no impairment charges related to identifiable intangible assets during the three and nine months ended September 30, 2021 and 2020.

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

The following table presents the valuation of the Company’s financial assets and liabilities as of September 30, 2021 and December 31, 2020 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of September 30, 2021 and December 31, 2020. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
September 30, 2021
Assets
Money market accounts	$200,059	$—	$—
Total assets measured at fair value	$200,059	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$15,398
Acquisition-related contingent consideration-long term	—	—	3,250
Interest rate swap agreements-short term	—	5,957	—
Interest rate swap agreements-long term	—	4,838	—
Contingent consideration common shares liability-short term	—	—	21,402
Contingent consideration common shares liability-long term	—	—	15,025
Warrant liability	—	—	56,546
Total liabilities measured at fair value	$—	$10,795	$111,621

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

(in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Assets
Money market accounts	$5,602	$—	$—
Total assets measured at fair value	$5,602	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$23,941
Acquisition-related contingent consideration-long term	—	—	9,599
Interest rate swap agreements-short term	—	5,941	—
Interest rate swap agreements-long term	—	10,220	—
Contingent consideration common shares liability-short term	—	—	36,846
Contingent consideration common shares liability-long term	—	—	33,631
Warrant liability	—	—	113,905
Total liabilities measured at fair value	$—	$16,161	$217,922

Interest Rate Swaps

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company’s interest rate swaps held as of September 30, 2021 and December 31, 2020 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income in the Company’s consolidated statements of operations. At September 30, 2021, contingent consideration liabilities of $15.4 million and $3.3 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2020, contingent consideration liabilities of $23.9 million and $9.6 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the nine months ended September 30, 2021 and 2020 is as follows (in thousands):

Nine Months Ended September 30, 2021	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$33,540	$2,000	$(18,200)	$1,135	$173	$18,648

Nine Months Ended September 30, 2020	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$14,725	$6,464	$(1,200)	$(2,900)	$46	$17,135

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents the Company’s hierarchy for non-financial assets measured at fair value on a non-recurring basis (in thousands):

	September 30,	December 31,
	2021	2020
Assets:
Goodwill (Level 3)	$3,362,268	$998,810
Identifiable intangible assets, net (Level 3)	$209,909	$116,061

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

(7)          Derivative Instruments and Hedging Activities

The Company records all derivatives on its consolidated balance sheet at fair value. As of September 30, 2021 and December 31, 2020, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional amount associated with the swap agreements was $250 million as of September 30, 2021 and December 31, 2020 and have maturity dates at certain dates through March 2024. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

The table below presents the fair value of the Company’s derivatives designated as hedging instruments as well as their classification in the consolidated balance sheets at September 30, 2021 and December 31, 2020 (in thousands):

		September 30, 2021	December 31, 2020

	Balance Sheet Location	Asset (Liability)
Interest rate swap agreements	Other current liabilities	$(5,957)	$(5,941)
Interest rate swap agreements	Other long-term liabilities	(4,838)	(10,220)
Total		$(10,795)	$(16,161)

During the three months ended September 30, 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $1.4 million in other comprehensive income (loss). In addition, during the three months ended September 30, 2021, $0.8 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the nine months ended September 30, 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $5.4 million in other comprehensive income (loss). In addition, during the nine months ended September 30, 2021, $2.2 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the three months ended September 30, 2020, as a result of the effect of cash flow hedge accounting, the Company recognized income of $1.6 million in other comprehensive income (loss). In addition, during the three months ended September 30, 2020, $0.7 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the nine months ended September 30, 2020, as a result of the effect of cash flow hedge accounting, the Company recognized a loss of $9.4 million in other comprehensive income (loss). In addition, during the nine months ended September 30, 2020, $2.1 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.

(8)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accounts payable	$211,373	$191,038
Employee-related accruals	40,483	26,705
Accrued interest	11,178	11,062
Other	49,321	25,407
Total	$312,355	$254,212

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

(9)          Debt

The following is a summary of long term-debt as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Secured term loans	$790,000	$248,438
Revolving credit facility	—	55,000
Senior unsecured notes	1,450,000	350,000
Note payable	—	143,500
Other	—	333
Unamortized deferred financing fees	(32,627)	(12,557)
	2,207,373	784,714
Current portion	(20,000)	(8,146)
Long-term portion	$2,187,373	$776,568

On January 20, 2021, the Company refinanced its then existing debt borrowings and entered into a new credit agreement with its existing bank group, which was amended in April 2021 (the 2021 Credit Agreement). The 2021 Credit Agreement included borrowings of $800 million under a term loan (the 2021 Term Loan), and $450 million in commitments for revolving credit loans (the 2021 Revolver). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare, to repay existing amounts outstanding under the 2020 Credit Agreement (see discussion below), to repay amounts outstanding under revolving credit loans under the 2021 Credit Agreement which were borrowed prior to the April 2021 amendment, and to pay related fees and expenses. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio. On August 16, 2021, the Company amended the 2021 Credit Agreement to expressly permit the issuance of the 5.125% Senior Notes (as defined below) and the prepayment of the outstanding principal amount under the New Promissory Note (as defined below) with the proceeds of the 5.125% Senior Notes. In addition, the amendment increased the amount of unencumbered cash that may be used to reduce total indebtedness in the calculation of certain financial covenants for the fiscal quarters ending September 30, 2021 and December 31, 2021. In connection with the 2021 Credit Agreement, the Company paid financing costs of $7.6 million during the nine months ended September 30, 2021. Further, in connection with the transactions completed pursuant to the 2021 Credit Agreement, the Company wrote off unamortized deferred financing costs of $2.1 million, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the nine months ended September 30, 2021.

Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. The Company was in compliance with all debt covenants as of September 30, 2021.

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

In March 2019, the Company entered into several agreements, amendments and new credit facilities (herein after referred to as the March 2019 Recapitalization Transactions). The March 2019 Recapitalization Transactions included $425 million in new credit facilities, which consisted of a $300 million Initial Term Loan, $50 million Delayed Draw Term Loan, and $75 million Revolving Credit Facility, collectively referred to herein as the 2019 Credit Facility. Amounts borrowed under the 2019 Credit Facility bore interest quarterly at variable rates based upon the sum of (a) the LIBOR Rate for such interest period, plus (b) an applicable margin based upon the Company’s Consolidated Total Leverage Ratio (as defined in the 2019 Credit Facility). In November 2019, the Company repaid $50 million under the Initial Term Loan. In July 2020, the Company amended the 2019 Credit Facility and borrowed $216.3 million under an incremental term loan; such proceeds were used to partially fund an acquisition. The Company used a portion of the net proceeds from the borrowings under the 2020 Term Loan and the issuance of the 6.125% Senior Notes (see discussion below) to fully repay the outstanding principal balances under the 2019 Credit Facility totaling $523.9 million, and to pay the related accrued interest, fees and expenses.

Secured Term Loans

The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. At September 30, 2021, there was $790 million outstanding under the 2021 Term Loan. The interest rate under the term loan was 2.63% at September 30, 2021.

Revolving Credit Facility

During the nine months ended September 30, 2021, the Company borrowed $365 million under revolving credit loans pursuant to the 2021 Credit Agreement, which were all repaid during the period. As such, there was $0 outstanding under the 2021 Revolver at September 30, 2021. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. At September 30, 2021, after consideration of stand-by letters of credit outstanding of $14.9 million, the remaining maximum borrowings available pursuant to the Company’s revolving credit loans were $435.1 million.

Senior Unsecured Notes

On August 19, 2021, the Company issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2030 (the 5.125% Senior Notes). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. The 5.125% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

with accrued and unpaid interest. The Company may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. Borrowings under the 5.125% Senior Notes were used to repay existing amounts outstanding under the 2021 Revolver, to repay the outstanding balance under the New Promissory Note (see discussion below), and to pay related fees and expenses. In connection with the issuance of the 5.125% Senior Notes, the Company paid financing costs of $11.1 million.

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

Note Payable

In connection with the March 2019 Recapitalization Transactions, the Company signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, the Company issued a promissory note with a principal amount of $100 million (the Promissory Note). In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. In June 2021, the Company repaid $71.8 million of the outstanding principal

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

balance under the New Promissory Note. In connection with such repayment, the Company paid a debt prepayment penalty of $8.5 million, reflecting the previously disclosed 10% prepayment penalty plus an incremental amount negotiated as part of the June 2021 repayment, and wrote off $1.4 million of unamortized deferred financing costs; both amounts are included in loss on extinguishment of debt in the accompanying consolidated statements of operations during the nine months ended September 30, 2021. In August 2021, the Company repaid the remaining outstanding principal balance of $71.7 million under the New Promissory Note. In connection with such repayment, the Company paid a debt prepayment penalty of $7.7 million, reflecting the previously disclosed 10% prepayment penalty plus an incremental amount negotiated as part of the August 2021 repayment, and wrote off $0.6 million of unamortized deferred financing costs; both amounts are included in loss on extinguishment of debt in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2021.

In May 2020, the Company and the investor entered into a Put/Call Option and Consent Agreement (the Put/Call Agreement), pursuant to which certain put and call rights were granted to the parties with respect to shares of Class A Common Stock, shares of Class B Common Stock, and common units of AdaptHealth Holdings (each such common unit, together with one share of Class B Common Stock, a Consideration Unit) held by the investor at the time. Pursuant to the Put/Call Agreement, which was amended in October 2020, during the period from July 1, 2020 to December 31, 2020 (the Option Period), the investor could require the Company to purchase up to 1,898,967 shares of Class A Common Stock and/or Consideration Units held by the investor (such shares of Class A Common Stock and Consideration Units, collectively, Interests) at a price per share of Class A Common Stock or per Consideration Unit equal to the greater of (x) $14.50 and (y) 85% of the 30-day volume-weighted average price per share of the Company’s Class A Common Stock on the date the exercise notice is delivered. During the Option Period, the Company could also require the investor to sell up to 1,898,967 of the Interests held by the investor to the Company at a price per share of Class A Common Stock or per Consideration Unit of $15.76. In addition, under the Put/Call Agreement, the investor waived certain consent rights under the New Promissory Note. In connection with the accounting for the Put/Call Agreement, during the nine months ended September 30, 2020, the Company recorded a decrease to additional paid-in capital of $29.9 million, representing the settlement amount of the related call option, and classified such amount as mezzanine equity. In addition, during the nine months ended September 30, 2020, the Company recorded a decrease to additional paid-in capital and accumulated deficit of $2.7 million, representing the estimated net fair value of the related call and put option.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

Following the Closing of the Business Combination, the combined results of DFB and AdaptHealth Holdings are consolidated, and the holders of Class A Common Stock owned an approximate 56% direct controlling interest and the holders of New AdaptHealth Units owned an approximate 44% direct noncontrolling economic interest shown as noncontrolling interest in the consolidated financial statements of the combined entity. The direct noncontrolling economic interest in AdaptHealth Holdings held by the owners of AdaptHealth Holdings was in the form of New AdaptHealth Units (and a corresponding number of non-economic shares of Class B Common Stock) and were exchangeable on a one-to-one basis for shares of Class A Common Stock. Following the Closing of the Business Combination, all of the New AdaptHealth Units and a corresponding number of shares of Class B Common Stock were exchanged for shares of Class A Common Stock, of which the final 13,218,758 of the exchanges occurred on January 1, 2021. As a result, there are no New AdaptHealth Units and shares of Class B Common Stock outstanding, and therefore the prior holders of New AdaptHealth Units no longer own a direct noncontrolling economic interest in AdaptHealth Holdings. Accordingly, the Company recorded a decrease to the noncontrolling interest of $77.9 million during the nine months ended September 30, 2021 in the accompanying consolidated statements of stockholders’ equity (deficit).

Following the filing of the Charter with the Secretary of State of the State of Delaware on July 28, 2021, the Company’s Class A Common Stock was renamed to Common Stock, and the Common Stock is the sole class of common stock of the Company.

Preferred Stock

In June 2020, the Company entered into an exchange agreement (the Exchange Agreement) with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105.47 shares of Series B-1 Preferred Stock, par value $0.0001 per share. The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Common Stock in all cash dividends paid on the Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that following such conversion, the number of shares of Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Common Stock of the Company. During the nine months ended September 30, 2021, 39,500 shares of Series B-1 Preferred Stock were converted into 3,950,000 shares of Class A Common Stock.

As discussed in Note 3, Acquisitions, the Company issued 130,474.73 shares of Series C Convertible Preferred Stock in connection with the acquisition of AeroCare. The Series C Convertible Preferred Stock liquidation preference was limited to its par value of $0.0001 per share. The Series C Convertible Preferred Stock participated equally and ratably on an as-converted basis with the holders of Class A Common Stock in all potential cash dividends paid on the Class A Common Stock. The Series C Convertible Preferred Stock was non-voting. On March 3, 2021, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635, the issuance of shares of the Company’s Class A Common Stock, representing equal to or greater than 20% of the outstanding common stock or

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

voting power of the Company issuable upon conversion of the Series C Convertible Preferred Stock issued to the former equity holders of AeroCare, by removal of the conversion restriction that prohibits such conversion of Series C Convertible Preferred Stock. Following the receipt of the approval of the Company’s stockholders, the holders were able to elect to convert, and the Company was able to elect to effect a mandatory conversion of, each share of Series C Convertible Preferred Stock into 100 shares of Class A Common Stock (subject to certain anti-dilution adjustments). The Company elected to effect a mandatory conversion of the Series C Convertible Preferred Stock, and the conversion of 130,474.73 shares of Series C Convertible Preferred Stock to 13,047,473 shares of Class A Common Stock occurred on March 18, 2021.

Warrants

At the Closing of the Business Combination, the Company had 12,666,666 warrants outstanding. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of common stock at a price below its exercise price. There were no warrants exercised during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, 6,254,803 warrants were exercised in cashless transactions resulting in the issuance of 1,973,707 shares of Class A Common Stock, which included the redemption of Public Warrants (see below). In addition, during the nine months ended September 30, 2020, 2,131,315 warrants were exercised for cash proceeds of $24.5 million, resulting in the issuance of 2,131,315 shares of Class A Common Stock. As of September 30, 2021, the Company had 4,280,548 warrants outstanding, which have an expiration date of November 20, 2024.

The Company classifies its warrants as a liability in its consolidated balance sheets because of certain terms included in the corresponding warrant agreement. The estimated fair value of the warrants is recorded as a liability, with such fair value reclassified to stockholders’ equity upon the exercise of such warrants. Prior to exercise, the change in the estimated fair value of such warrants each period is recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.

A reconciliation of the changes in the warrant liability during the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2020	$113,905
Change in estimated fair value of the warrant liability	(57,359)
Estimated fair value of warrant liability at September 30, 2021	$56,546

Estimated fair value of warrant liability at December 31, 2019	$27,635
Change in estimated fair value of the warrant liability	72,358
Reclassification of warrant liability to equity for exercised warrants	(49,098)
Estimated fair value of warrant liability at September 30, 2020	$50,895

The decrease in the estimated fair value of the warrant liability of $57.4 million during the nine months ended September 30, 2021 was recorded as a non-cash gain in the Company’s consolidated statements of operations during such period. The increase in the estimated fair value of the warrant liability of $72.4 million during the nine months ended September 30, 2020 was recorded as a non-cash charge in the Company’s consolidated statements of operations during such period. As discussed above, the fair value of the warrants at the date of exercise is reclassed to stockholders’ equity upon the exercise of such warrants. During the nine months ended September 30, 2020, $49.1 million was reclassified to stockholders’ equity in connection with the exercise of warrants, which was recorded as an increase to additional paid-in capital. There were no warrant exercises during the nine months ended September 30, 2021.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

The number of shares of Class A Common Stock that each exercising warrant holder received by virtue of the cashless exercise (instead of paying the $11.50 per Public Warrant cash exercise price) was calculated in accordance with the terms of the Warrant Agreement and was equal to the quotient obtained by dividing (x) the product of the number of shares underlying the Public Warrants held by such warrant holder, multiplied by the difference between $18.7175, the average last sale price of the Company’s Class A Common Stock for the ten trading days ending on July 29, 2020, the third trading day prior to the date of the redemption notice (the Fair Market Value) and $11.50, by (y) the Fair Market Value. If any holder of Public Warrants would, after taking into account all of such holder’s Public Warrants exercised at one time, be entitled to receive a fractional interest in a share of common stock, the number of shares the holder was entitled to receive was rounded down to the nearest whole number of shares. During the three and nine months ended September 30, 2020, 2,285,410 Public Warrants were redeemed resulting in the issuance of 881,239 shares of Class A Common Stock. As a result of these transactions, there are no Public Warrants outstanding.

Contingent Consideration Common Shares

Pursuant to the Merger Agreement, the former owners of AdaptHealth Holdings who received Class A Common Stock and Class B Common Stock in connection with the Business Combination are entitled to receive earn-out consideration to be paid in the form of Class A Common Stock, if the average price of the Company’s Class A Common Stock for the month of December prior to each measurement date equals or exceeds certain hurdles set forth in the Merger Agreement (Contingent Consideration Common Shares). The former owners of AdaptHealth Holdings were entitled to receive 1,000,000 shares of Class A Common Stock on December 31, 2020 based on an average stock price hurdle of $15. The average stock price of the Company’s Class A Common Stock was greater than $15 per share for the applicable measurement period as of the December 31, 2020 measurement date, which triggered the issuance of 1,000,000 shares of Class A Common Stock at such date. In addition, the former owners of AdaptHealth Holdings are

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

entitled to receive up to an additional 1,000,000 shares of Common Stock on each of December 31, 2021 and 2022 (each a measurement date) and such average stock price hurdles are $18 and $22 at each measurement date, respectively. The Contingent Consideration Common Shares would be issued immediately in the event of a change of control as defined in the Merger Agreement. The estimated fair value of the Contingent Consideration Common Shares is recorded as a liability in the Company’s consolidated balance sheets, with such fair value reclassified to stockholders’ equity upon the issuance of any shares that are earned. Prior to issuance, the change in the estimated fair value of such shares each period is recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.

A reconciliation of the changes in the contingent consideration common shares liability during the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

Estimated fair value of contingent consideration common shares liability at December 31, 2020	$70,477
Change in estimated fair value of the contingent consideration common shares liability	(34,050)
Estimated fair value of contingent consideration common shares liability at September 30, 2021	$36,427

Estimated fair value of contingent consideration common shares liability at December 31, 2019	$9,316
Change in estimated fair value of the contingent consideration common shares liability	41,850
Estimated fair value of contingent consideration common shares liability at September 30, 2020	$51,166

A portion of the estimated fair value of the contingent consideration common shares is classified as a current liability and a long-term liability in the Company’s consolidated balance sheets based on the estimated issuance dates of such shares at the corresponding balance sheet date. The decrease in the estimated fair value of the contingent consideration common shares liability of $34.1 million during the nine months ended September 30, 2021 was recorded as a non-cash gain in the Company’s consolidated statements of operations during such period. The increase in the estimated fair value of the contingent consideration common shares liability of $41.9 million during the nine months ended September 30, 2020 was recorded as a non-cash charge in the Company’s consolidated statements of operations during such period.

Equity-based Compensation

In connection with the Company’s 2019 Stock Incentive Plan (the 2019 Plan), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. At September 30, 2021, the 2019 Plan permits the grant of up to 10,000,000 shares of Common Stock, subject to certain adjustments and limitations. At September 30, 2021, 3,418,548 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.

The following awards were granted in connection with the 2019 Plan during the nine months ended September 30, 2021.

Stock Options

In January 2021, the Company granted 703,170 options to purchase shares of the Company’s Class A Common Stock to certain senior executives of the Company. The options vest ratably over a three-year period from the date of grant based on only a service condition and have a contractual exercise period of five years from the date of grant. The total grant-date fair value of the options granted, using a Black-Scholes option pricing model, was $6.9 million. During the nine months ended September 30, 2021, 234,390 of the options from this grant were forfeited as a result of the resignation of the Company’s former Co-CEO (see discussion below). In addition, in connection with the resignation, the Company accelerated the vesting of 184,932 options that were granted to the Company’s former Co-CEO in November 2019, and the remaining 648,401 unvested options from the November 2019 grant were forfeited. In

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

connection with the accelerated vesting of the 184,932 options, the Company recorded $1.9 million of equity-based compensation expense, which is included in general and administrative expenses during the nine months ended September 30, 2021 in the accompanying consolidated statements of operations.

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

The weighted-average assumptions used to determine the grant-date fair value of the stock options granted during the nine months ended September 30, 2021 were as follows:

Expected volatility	44.5%
Risk-free interest rate	0.18%
Expected term	4.0	years
Dividend yield	N/A

The following table provides the activity regarding the Company’s outstanding stock options during the nine months ended September 30, 2021 that were granted in connection with the 2019 Plan (in thousands, except per share data):

		Weighted-Average
		Grant Date	Weighted-Average	Weighted-Average
	Number of	Fair Value	Exercise Price	Remaining
	Options	per Share	per Share	Contractual Term
Outstanding, December 31, 2020	3,464	$2.18	$11.56
Granted	703	$9.81	$48.72
Exercised	(1,034)	$2.19	$11.57
Forfeited	(914)	$2.27	$11.66
Outstanding, September 30, 2021	2,219	$3.75	$19.36	7.3 Years

The following table provides the activity for all outstanding stock options during the nine months ended September 30, 2021 (in thousands, except per share data):

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining
	Options	per Share	Contractual Term
Outstanding, December 31, 2020	3,464	$11.56
Granted under the 2019 Plan	703	$48.72
Issued in connection with the AeroCare acquisition	3,960	$6.24
Exercised	(1,114)	$11.13
Forfeited	(914)	$11.66
Outstanding, September 30, 2021	6,099	$11.03	6.7 Years

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

During the three and nine months ended September 30, 2021, 897,984 and 1,097,984 stock options were exercised resulting in $9.8 million and $12.1 million of cash proceeds received by the Company, respectively, during such periods. There were no stock option exercises during the nine months ended September 30, 2020.

Restricted Stock

During the nine months ended September 30, 2021, the Company granted 969,152 shares of restricted stock to various employees which vest ratably over the three or four-year periods following the grant dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $30.0 million. During the nine months ended September 30, 2021, the Company granted 45,938 shares of restricted stock, primarily to non-employee directors, which vest over one year following the grant dates. The grant-date fair value of these awards was $1.1 million.

During the nine months ended September 30, 2021, in connection with the resignation of the Company’s former Co-CEO, the Company accelerated the vesting of 22,192 shares of restricted stock that were granted in November 2019, and the remaining 77,808 unvested shares from the November 2019 grant were forfeited. In connection with the accelerated vesting of the 22,192 shares, the Company recorded $0.5 million of equity-based compensation expense, which is included in general and administrative expenses during the nine months ended September 30, 2021 in the accompanying consolidated statements of operations.

Activity related to the Company’s non-vested restricted stock grants for the nine months ended September 30, 2021 is presented below (in thousands, except per share data):

	Number of Shares of	Weighted-Average Grant Date
	Restricted Stock	Fair Value per Share
Non-vested balance, December 31, 2020	2,248	$15.60
Granted	1,015	$30.62
Vested	(335)	$17.39
Forfeited	(616)	$16.77
Non-vested balance, September 30, 2021	2,312	$21.32

Incentive Units

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) and in April 2018 (the 2018 Incentive Units) to certain members of management. The Incentive Units were intended to constitute profits interests and were granted for purposes of enabling such individuals to participate in the long-term growth and financial success of the Company and were issued in exchange for services to be performed. With respect to the 2019 Incentive Units, 50% of the awards were scheduled to vest in equal annual installments on each of the first four anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The first 25% of this portion of the 2019 Incentive Units vested in May 2020, and in January 2021, the vesting of the remaining unvested units associated with this portion of the 2019 Incentive Units was accelerated. The Company recorded $1.5 million of equity-based compensation expense during the nine months ended September 30, 2021 in connection with such acceleration. The remaining 50% had initial vesting terms based upon a performance condition. In connection with the Business Combination, the vesting condition for this portion of the 2019 Incentive Units was changed to vest quarterly during the one-year period subsequent to the Closing of the Business Combination, and as such all of the units associated with this portion of the 2019 Incentive Units were fully vested in November 2020. The grant date fair value of the 2019 Incentive Units and the 2018 Incentive Units, as calculated under an Option Pricing Method, was $4.5 million and $5.3 million, respectively. In conjunction with the March 2019 Recapitalization Transactions, the vesting of certain of the 2018 Incentive Units was accelerated. In conjunction with the Business Combination, the vesting of the remaining unvested 2018 Incentive Units was accelerated.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Other Activity

During the nine months ended September 30, 2021, the Company granted 63,249 fully vested shares of Class A Common Stock to various employees of the Company, primarily newly hired employees. These shares had a grant-date fair value of $2.3 million, which was recognized as equity-based compensation expense during the nine months ended September 30, 2021, which is included in cost of net revenue in the accompanying consolidated statements of operations during such period.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense of $5.4 million during the three months ended September 30, 2021, of which $3.4 million and $2.0 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $5.5 million during the three months ended September 30, 2020, of which $3.7 million and $1.8 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $21.4 million during the nine months ended September 30, 2021, of which $14.5 million and $6.9 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $11.0 million during the nine months ended September 30, 2020, of which $7.0 million and $4.0 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. At September 30, 2021, there was $38.3 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.7 years.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income (loss) attributable to AdaptHealth Corp.	$58,092	$(51,035)	$133,233	$(81,116)
Less: Earnings allocated to participating securities (1)	5,002	—	12,572	—
Net income (loss) for basic EPS	$53,090	$(51,035)	$120,661	$(81,116)
Change in fair value of warrant liability (2)	(16,737)	—	(57,359)	—
Change in fair value of contingent consideration common shares liability (2)	(8,145)	—	(27,718)	—
Net income (loss) for diluted EPS	$28,208	$(51,035)	$35,584	$(81,116)

Denominator (1) (2)
Basic weighted-average common shares outstanding	131,684	57,372	124,228	47,986
Add: Warrants (2)	2,245	—	2,598	—
Add: Contingent Consideration Common Shares (2)	2,000	—	2,000	—
Add: Stock options	3,794	—	4,112	—
Add: Unvested restricted stock	599	—	700	—
Diluted weighted-average common shares outstanding	140,322	57,372	133,638	47,986

Basic net income (loss) per share	$0.40	$(0.89)	$0.97	$(1.69)
Diluted net income (loss) per share	$0.20	$(0.89)	$0.27	$(1.69)

(1)	The Company’s preferred stock are considered participating securities. Calculation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were participating securities outstanding for all periods presented. There was no amount allocated to the participating securities during the three and nine months ended September 30, 2020 due to the net loss reported in those periods.
(2)	For the three and nine months ended September 30, 2021, in accordance with the requirements of ASC Topic 260, Earnings per Share, the impact to earnings from the change in fair value of the Company’s contingent consideration common shares liability and the Company’s warrant liability are reversed from the numerator, and the corresponding securities are included in the denominator, for purposes of calculating diluted net income per share as the effect of the numerator and denominator adjustments for these derivative instruments is dilutive as a result of the gains recorded for the changes in fair value of these instruments during those periods. For the three and nine months ended September 30, 2020, the numerator and denominator for the diluted net loss per share calculation is the same as used in the basic net loss per share calculation and therefore exclude the effect of potential dilutive securities as their inclusion would have been anti-dilutive.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

Due to the Company reporting a net loss attributable to common stockholders for the three and nine months ended September 30, 2020, all potentially dilutive securities related to outstanding warrants, contingent consideration common shares, unvested restricted stock, and outstanding stock options were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2021 and 2020 because to do so would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Preferred Stock	12,406	18,356	12,944	6,567
Warrants	—	1,936	—	1,438
Stock Options	—	1,566	—	1,163
Unvested restricted stock	—	383	—	724
Contingent Consideration Common Shares	—	700	—	700
Total	12,406	22,941	12,944	10,592

(12)        Leases

The Company leases its office facilities and office equipment under noncancelable lease agreements which expire at various dates through March 2033. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain patient medical equipment with such leases set to expire at various dates through May 2022. The Company also leases certain office facilities on a month-to-month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent.

The Company’s leases frequently allow for lease payments that could vary based on factors such as inflation and the incurrence of contractual charges such as those for common area maintenance or utilities.

Renewal and/or early termination options are common in the lease arrangements, particularly with respect to real estate leases. The Company’s right-of-use assets and lease liabilities generally include periods covered by renewal options and exclude periods covered by early termination options (based on the conclusion that it is reasonably certain that the Company will exercise such renewal options and not exercise such early termination options).

The Company is also party to certain sublease arrangements related to real estate leases, where the Company acts as the lessee and intermediate lessor.

The Company has acquired patient medical equipment and supplies, and office equipment through multiple finance leases. The finance lease obligations represent the present value of minimum lease payments under the respective agreement, payable monthly at various interest rates.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

The following table presents information about the Company’s right-of-use assets and lease liabilities as of September 30, 2021 (in thousands):

	Consolidated Balance Sheets Line Item	September 30, 2021
Right-of-use (ROU) assets:
Operating lease ROU assets	Operating lease right-of-use assets	$148,891
Finance lease ROU assets	Equipment and other fixed assets, net	25,803
Total ROU assets		$174,694
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease obligations	$31,015
Noncurrent operating lease liabilities	Operating lease obligations, less current portion	121,411
Total operating lease liabilities		$152,426
Finance lease liabilities:
Current finance lease liabilities	Current portion of finance lease obligations	$21,672
Noncurrent finance lease liabilities	Other long-term liabilities	203
Total finance lease liabilities		$21,875

The following table presents information about lease costs and expenses and sublease income for the three and nine months ended September 30, 2021 (in thousands):

	Consolidated Statements of	Three Months Ended	Nine Months Ended
	Operations Line Item	September 30, 2021	September 30, 2021
Operating lease costs	Cost of net revenue	$9,837	$27,695
Finance lease costs:
Amortization of ROU assets	Cost of net revenue	$8,487	$27,549
Other lease costs and income:
Short-term lease costs	Cost of net revenue	$4,093	$19,905
Variable leases costs (1)	Cost of net revenue	$3,784	$10,061
Sublease income	Cost of net revenue	$405	$911

(1)	Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.

The following table provides the undiscounted amount of future cash flows included in the Company’s lease liabilities as of September 30, 2021, for each of the five years subsequent to September 30, 2021, and thereafter, as well

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

as a reconciliation of such undiscounted cash flows to the Company’s lease liabilities as of September 30, 2021 (in thousands):

	Operating Leases	Finance Leases
2021 (excluding the nine months ended September 30, 2021)	$9,540	$10,788
2022	34,352	11,034
2023	29,396	149
2024	24,451	—
2025	20,435	—
Thereafter	56,793	—
Total future leases payments	$174,967	$21,971
Less: amount representing interest	(22,541)	(96)
Present value of future lease payments (lease liability)	$152,426	$21,875

The Company’s future minimum lease commitments for operating leases as of December 31, 2020, as determined in accordance with ASC 840, were as follows (in thousands):

Twelve months ending December 31,
2021	$18,403
2022	14,893
2023	11,788
2024	9,055
2025	5,960
Thereafter	15,646
Total minimum payments required (a)	$75,745

(a)	Minimum payments have not been reduced by minimum sublease rentals of $1.9 million due in the future under noncancelable subleases

The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of September 31, 2021:

Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	6.8 years
Finance leases	0.6 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	3.7%

The following table provides certain cash flows and supplemental noncash information related to our lease liabilities for the nine months ended September 30, 2021 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$27,154
Financing cash payments for finance leases	$31,043
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$84,212
Finance leases	$22,902

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

For the three months ended September 30, 2021 and 2020, the Company recorded income tax expense of $12.1 million and income tax benefit of $4.9 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $22.8 million and income tax benefit of $4.7 million, respectively.

As of September 30, 2021 and December 31, 2020, the Company had an unrecognized tax benefit of $1.9 million.

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

During the nine months ended September 30, 2021, the Company increased its TRA liability through an aggregate $146.5 million reduction in additional paid-in capital resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the nine months ended September 30, 2021, the Company increased its deferred tax asset by $163.3 million through an increase in additional paid-in-capital resulting from these exchanges and other increases of AdaptHealth Corp.’s ownership interest in AdaptHealth Holdings.

At September 30, 2021 and December 31, 2020, the Company had a liability recorded relating to the TRA of $300.1 million and $152.0 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

(14)         Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450,

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

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

On June 28, 2019, Solara, which was acquired by AdaptHealth in July 2020, determined that an unauthorized third-party gained access to a limited number of employee Microsoft Office accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Solara was a defendant in a class action regarding the incident in federal court. In October 2021, the parties tentatively agreed to a settlement for a payment of $5.1 million, which will be covered in full by insurance and an escrow established at the time of the Solara acquisition. As of September 30, 2021, the Company recorded a liability of $5.1 million and a corresponding indemnification asset, which are included in other current liabilities and other current assets, respectively, in the accompanying consolidated balance sheets.

The Company and certain of its current and former officers were named as defendants in a lawsuit, as described below. The Company cannot reasonably predict the outcome of this legal proceeding, nor can it estimate the amount of loss or range of loss, if any, that may result. An adverse outcome in this proceeding could have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the Complaint). The Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that the Company and certain of its current and former officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. On October 14, 2021, the Delaware County Employees Retirement System and the Bucks County Employees Retirement System were named Lead Plaintiffs. Pursuant to the stipulated initial scheduling order, Lead Plaintiffs must file a consolidated complaint by no later than December 15, 2021. The Company intends to vigorously defend against the allegations contained in the Complaint, but there can be no assurance that the defense will be successful.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements (Unaudited) (Continued)

(15)        Related Party Transaction

The Company and one of its executive officers and shareholders own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $1.2 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. The expense related to this vendor was $3.4 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership.

(16)        Subsequent Events

Subsequent to September 30, 2021, the Company acquired certain home medical equipment and diabetes businesses. The total consideration included cash payments of $67.6 million at closing. Due to the timing of these acquisitions, as of the date the consolidated interim financial statements were available to be issued, the Company was in the process of determining the allocation of the fair value of the consideration paid to the fair value of the net assets acquired and a preliminary allocation has not yet been determined.

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

AdaptHealth Corp. Overview

AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment, medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment (“HME”) to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME medical devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of September 30, 2021, AdaptHealth serviced approximately 3.5 million patients annually in all 50 states through its network of 716 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

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

AdaptHealth increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to funds received by the acquired company prior to the date of acquisition for CMS recoupable advance payments. The recoupment of the advance payments by CMS has begun in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact the Company’s cash receipts for services provided until such time all amounts have been recouped. During the nine months ended September 30, 2021, CMS has recouped a total of $27.0 million. At September 30, 2021, the Company has deferred a total of $22.5 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheets as of September 30, 2021. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. During the year ended December 31, 2020, AdaptHealth recognized grant income of $14.3 million related to the PRF payments received. As of September 30, 2021, AdaptHealth has deferred $2.9 million of the PRF payments received in April 2020. In addition, in connection with certain acquisitions completed prior to September 30, 2021, AdaptHealth assumed liabilities of $7.7 million relating to CARES Act provider relief fund payments received by the acquired companies prior to the dates of acquisition. At September 30, 2021, AdaptHealth has deferred a total of $10.6 million related to CARES Act provider relief funds, which is included in other current liabilities in the consolidated balance sheets as of September 30, 2021.

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

Also, as permitted under the CARES Act, AdaptHealth has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. AdaptHealth has deferred a total of $8.6 million pursuant to this provision, of which $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the consolidated balance sheets as of September 30, 2021.

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

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. The most significant of these acquisitions impacting the comparability of AdaptHealth’s operating results in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were as follows:

●	Healthline Medical Equipment, LLC (“Healthline”) acquired in February 2020,
●	Advanced Home Care, Inc. (“Advanced”) acquired in March 2020,
●	Solara Medical Supplies, LLC (“Solara”) acquired in July 2020,
●	ActivStyle, Inc. (“ActivStyle”) acquired in July 2020,
●	Family Medical Supply, Inc. (“Family”) acquired in August 2020,

●	Pinnacle Medical Solutions, Inc. (“Pinnacle”) acquired in October 2020,
●	Diabetes Management and Supplies, LLC (“DMS”) acquired in December 2020,
●	AeroCare Holdings, Inc. (“AeroCare”) acquired in February 2021,
●	Verio Healthcare, Inc. (“Verio”) acquired in February 2021,
●	Allina Health System (“Allina”) acquired in February 2021,
●	Provider Plus, Inc. (“Provider Plus”) acquired in March 2021,
●	Spiro Health Services, LLC (“Spiro”) acquired in April 2021,
●	Healthy Living Medical Supply, LLC (“Healthy Living”) acquired in June 2021,
●	Agilis Med Holdings, LLC (“Agilis”) acquired in July 2021, and
●	WeCare Medical, LLC (“WeCare”) acquired in July 2021.

Refer to Note 3, Acquisitions, included in our consolidated interim financial statements for the three and nine months ended September 30, 2021 included in this report for additional information regarding AdaptHealth’s acquisitions.

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

In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2030 (the 5.125% Senior Notes). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022.

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

In March 2019, AdaptHealth signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, AdaptHealth issued a promissory note with a principal amount of $100 million (the Promissory Note). In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. In June 2021, AdaptHealth repaid $71.8 million of the outstanding principal balance under the New Promissory Note. In August 2021, AdaptHealth repaid the remaining outstanding principal balance of $71.7 million under the New Promissory Note. The outstanding principal balance under the New Promissory Note bore interest at 12%.

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

	Three Months Ended
	September 30, 2021		September 30, 2020
Net Revenue		Revenue		Revenue
(in thousands)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue - Point in time
Sleep	$173,359	26.5%	$74,655	26.2%
Diabetes	134,228	20.5%	52,887	18.6%
Supplies to the home	42,441	6.5%	44,579	15.7%
Respiratory	6,228	1.0%	5,152	1.8%
HME	30,989	4.7%	14,998	5.3%
Other	44,926	6.9%	14,869	5.2%
Total Net sales revenue	$432,171	66.1%	$207,140	72.8%

Net revenue from fixed monthly equipment reimbursements
Sleep	$62,755	9.7%	$24,971	8.8%
Diabetes	3,722	0.6%	946	0.3%
Respiratory	117,918	18.0%	32,269	11.3%
HME	26,043	4.0%	14,256	5.0%
Other	10,684	1.6%	4,823	1.8%
Total Net revenue from fixed monthly equipment reimbursements	$221,122	33.9%	$77,265	27.2%

Total net revenue
Sleep	$236,114	36.2%	$99,626	35.0%
Diabetes	137,950	21.1%	53,833	18.9%
Supplies to the home	42,441	6.5%	44,579	15.7%
Respiratory	124,146	19.0%	37,421	13.1%
HME	57,032	8.7%	29,254	10.3%
Other	55,610	8.5	19,692	7.0%
Total net revenue	$653,293	100.0%	$284,405	100.0%

	Nine Months Ended
	September 30, 2021		September 30, 2020
Net Revenue		Revenue		Revenue
(in thousands)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue - Point in time
Sleep	$465,372	26.6%	$227,970	32.2%
Diabetes	352,559	20.1%	64,566	9.1%
Supplies to the home	126,479	7.2%	100,479	14.2%
Respiratory	25,003	1.4%	26,034	3.7%
HME	85,505	4.9%	39,304	5.6%
Other	95,115	5.4%	38,725	5.5%
Total Net sales revenue	$1,150,033	65.6%	$497,078	70.3%

Net revenue from fixed monthly equipment reimbursements
Sleep	$177,199	10.1%	$70,284	9.9%
Diabetes	9,791	0.6%	946	0.1%
Respiratory	312,900	17.9%	88,132	12.4%
HME	70,854	4.0%	39,695	5.6%
Other	31,652	1.8%	11,825	1.7%
Total Net revenue from fixed monthly equipment reimbursements	$602,396	34.4%	$210,882	29.7%

Total net revenue
Sleep	$642,571	36.7%	$298,254	42.1%
Diabetes	362,350	20.7%	65,512	9.2%
Supplies to the home	126,479	7.2%	100,479	14.2%
Respiratory	337,903	19.3%	114,166	16.1%
HME	156,359	8.9%	78,999	11.2%
Other	126,767	7.2	50,550	7.2%
Total net revenue	$1,752,429	100.0%	$707,960	100.0%

Results of Operations

Comparison of Three Months Ended September 30, 2021 and Three Months Ended September 30, 2020.

The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$653,293	100.0%	$284,405	100.0%	$368,888	129.7%
Costs and expenses:
Cost of net revenue	529,887	81.1%	240,720	84.6%	289,167	120.1%
General and administrative expenses	33,006	5.1%	26,306	9.2%	6,700	25.5%
Depreciation and amortization, excluding patient equipment depreciation	14,690	2.2%	4,120	1.4%	10,570	NM %
Total costs and expenses	577,583	88.4%	271,146	95.2%	306,437	113.0%
Operating income	75,710	11.6%	13,259	4.8%	62,451	471.0%
Interest expense, net	24,252	3.7%	12,406	4.4%	11,846	95.5%
Loss on extinguishment of debt	8,240	1.3%	5,316	1.9%	2,924	NM %
Change in fair value of contingent consideration common shares liability	(10,006)	(1.5)%	25,525	9.0%	(35,531)	NM %
Change in fair value of warrant liability	(16,737)	(2.6)%	36,912	13.0%	(53,649)	NM %
Other income, net	(452)	(0.1)%	—	—%	(452)	NM %
Income (loss) before income taxes	70,413	10.8%	(66,900)	(23.5)%	137,313	(205.3)%
Income tax expense (benefit)	12,147	1.9%	(4,921)	(1.7)%	17,068	NM %
Net income (loss)	58,266	8.9%	(61,979)	(21.8)%	120,245	(194.0)%
Income attributable to noncontrolling interests	174	—%	(10,944)	(3.8)%	11,118	(101.6)%
Net income attributable to AdaptHealth Corp.	$58,092	8.9%	$(51,035)	(18.0)%	$109,127	(213.8)%

Net Revenue. Net revenue for the three months ended September 30, 2021 was $653.3 million compared to $284.4 million for the three months ended September 30, 2020, an increase of $368.9 million or 129.7%. Net revenue for the 2021 and 2020 periods included $0.4 million and $4.3 million, respectively, from referral partners and healthcare facilities in support of their urgent needs as the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators. Excluding this revenue, net revenue was $652.9 million and $280.1 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $372.8 million. The increase in net revenue was driven primarily by acquisitions completed after July 1, 2020, which increased net revenue by $362.4 million. This increase in net revenue was partially offset by planned declines in revenue from the Company’s Patient Care Solutions (PCS) supplies business (which was acquired on January 2, 2020) in connection with the Company’s turnaround efforts of that business executed subsequent to the acquisition. These turnaround efforts at PCS reduced net revenues for the 2021 period compared to the 2020 period as a result of the Company’s exit from poor performing payor contracts and products, which resulted in improved profitability for PCS. Net revenue generated by PCS for the three months ended September 30, 2021 and 2020 was $26.8 million and $33.1 million, respectively. Additionally, net revenue during the three months ended September 30, 2021 was impacted by a recall of certain ventilator, BiPAP, and CPAP devices supplied to the Company by Philips Respironics.

For the three months ended September 30, 2021, net sales revenue (recognized at a point in time) comprised 66% of total net revenue, compared to 73% of total net revenue for the three months ended September 30, 2020. For the three months ended September 30, 2021, net revenue from fixed monthly equipment reimbursements comprised 34% of total net revenue, compared to 27% of total net revenue for the three months ended September 30, 2020.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$246,459	37.7%	$117,249	41.2%	$129,210	110.2%
Salaries, labor and benefits	160,087	24.5%	69,479	24.4%	90,608	130.4%
Patient equipment depreciation	55,152	8.4%	18,627	6.5%	36,525	196.1%
Rent and occupancy	13,068	2.0%	6,053	2.1%	7,015	115.9%
Other operating expenses	52,908	8.2%	26,696	9.5%	26,212	98.2%
Equity-based compensation	1,937	0.3%	1,757	0.6%	180	10.2%
Severance	276	—%	859	0.3%	(583)	(67.9)%
Total cost of net revenue	$529,887	81.1%	$240,720	84.6%	$289,167	120.1%

Cost of net revenue for the three months ended September 30, 2021 was $529.9 million compared to $240.7 million for the three months ended September 30, 2020, an increase of $289.2 million or 120.1%, which is primarily related to acquisition growth. Costs of products and supplies increased by $129.2 million primarily as a result of acquisition growth, primarily from the acquisition of AeroCare, and increased net sales revenue. Salaries, labor and benefits increased by $90.6 million, primarily related to acquisition growth and increased headcount, primarily from the acquisition of AeroCare. The increase in rent and occupancy and other operating expenses is related to acquisition growth.

Cost of net revenue was 81.1% of net revenue for the three months ended September 30, 2021 compared to 84.6% for the three months ended September 30, 2020. The cost of products and supplies was 37.7% of net revenue in the 2021 period compared to 41.2% in the 2020 period, while salaries, labor and benefits was 24.5% of net revenue in the 2021 period compared to 24.4% in the 2020 period, and patient equipment depreciation was 8.4% of net revenue in the 2021 period compared to 6.5% in the 2020 period. These percentages are generally consistent as a result of the consistent mix of net revenue between sales and fixed monthly equipment reimbursements between the periods.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2021 were $33.0 million compared to $26.3 million for the three months ended September 30, 2020, an increase of $6.7 million or 25.5%. This increase is primarily due to (1) increased transaction costs related to acquisition growth, (2) higher professional fees including legal, accounting and consulting, including costs for Sarbanes Oxley compliance, (3) higher labor costs associated with increased headcount, (4) higher equity-based compensation expense as a result of overall increased equity-based compensation grant activity, and (5) higher information technology-related expenses. General and administrative expenses as a percentage of net revenue was 5.1% in the 2021 period, compared to 9.2% in the 2020 period. General and administrative expenses in the 2021 period included $4.3 million in transaction costs, $3.4 million in equity-based compensation expense, and $0.2 million in severance expense. General and administrative expenses in the 2020 period included $9.9 million in transaction costs, $3.7 million in equity-based compensation expense, and $0.1 million in severance expense. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 3.8% and 4.4% in the 2021 period and the 2020 period, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended September 30, 2021 was $14.7 million compared to $4.1 million for the three months ended September 30, 2020, an increase of $10.6 million. The increase was primarily related to amortization expense of $10.1 million related to identifiable intangible assets recognized during the 2021 period, as compared to $2.7 million recognized during the 2020 period.

Interest Expense. Interest expense for the three months ended September 30, 2021 was $24.3 million compared to $12.4 million for the three months ended September 30, 2020. Interest expense related to long-term debt was higher in the 2021 period compared to the 2020 period as a result of higher long-term debt borrowings outstanding during that period. Such borrowings were largely used to fund acquisitions.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended September 30, 2021 consisted of a debt prepayment penalty in connection with the early repayment of the remaining outstanding balance of AdaptHealth’s note payable and the write-off of the associated unamortized deferred financing costs. Loss on extinguishment of debt for the three months ended September 30, 2020 consisted of the write-off of unamortized deferred financing costs related to AdaptHealth refinancing its credit facility in July 2020.

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares, as discussed in Note 10, Stockholders’ Equity – Contingent Consideration Common Shares, to the accompanying interim consolidated financial statements. These shares are liability-classified, and the change in fair value of the contingent consideration common shares liability represents a non-cash gain in the 2021 period and a non-cash charge in the 2020 period.

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity – Warrants, to the accompanying interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2021 period and a non-cash charge in the 2020 period.

Other Income, net. Other income, net for the three months ended September 30, 2021 consisted of $0.6 million of expenses associated with lease terminations, a $0.9 million charge for the increase in the fair value of contingent consideration liabilities related to acquisitions, offset by a $1.9 million gain in connection with the consolidation of an equity method investment. There were no such items for the three months ended September 30, 2020.

Income Tax Benefit/Expense. Income tax expense for the three months ended September 30, 2021 was $12.1 million compared to an income tax benefit of $4.9 million for the three months ended September 30, 2020. The increase in income tax expense was primarily related to increased pre-tax income and AdaptHealth Holding’s change in U.S. federal income tax classification as a result of the Tax Restructuring, as discussed in note 13, Income Taxes, to the accompanying interim consolidated financial statements.

Comparison of Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020.

The following table summarizes AdaptHealth’s consolidated results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$1,752,429	100.0%	$707,960	100.0%	$1,044,469	147.5%
Costs and expenses:
Cost of net revenue	1,417,305	80.9%	606,768	85.7%	810,537	133.6%
General and administrative expenses	132,584	7.6%	57,745	8.2%	74,839	129.6%
Depreciation and amortization, excluding patient equipment depreciation	46,014	2.6%	6,398	0.9%	39,616	NM %
Total costs and expenses	1,595,903	91.1%	670,911	94.8%	924,992	137.9%
Operating income	156,526	8.9%	37,049	5.2%	119,477	322.5%
Interest expense, net	69,584	4.0%	27,826	3.9%	41,758	150.1%
Loss on extinguishment of debt	20,189	1.2%	5,316	0.8%	14,873	NM %
Change in fair value of contingent consideration common shares liability	(34,050)	(1.9)%	41,850	5.9%	(75,900)	NM %
Change in fair value of warrant liability	(57,359)	(3.3)%	72,358	10.2%	(129,717)	NM %
Other (income) loss, net	698	—%	(1,991)	(0.3)%	2,689	NM %
Income (loss) before income taxes	157,464	8.9%	(108,310)	(15.3)%	265,774	(245.4)%
Income tax expense (benefit)	22,782	1.3%	(4,736)	(0.7)%	27,518	NM %
Net income (loss)	134,682	7.6%	(103,574)	(14.6)%	238,256	(230.0)%
Income (loss) attributable to noncontrolling interests	1,449	0.1%	(22,458)	(3.2)%	23,907	(106.5)%
Net income (loss) attributable to AdaptHealth Corp.	$133,233	7.5%	$(81,116)	(11.4)%	$214,349	(264.2)%

Net Revenue. Net revenue for the nine months ended September 30, 2021 was $1,752.4 million compared to $708.0 million for the nine months ended September 30, 2020, an increase of $1,044.4 million or 147.5%. Net revenue for the 2021 and 2020 periods included $10.2 million and $33.9 million, respectively, from referral partners and healthcare facilities in support of their urgent needs as the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators. Excluding this revenue, net revenue was $1,742.2 million and $674.1 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $1,068.1 million. The increase in net revenue was driven primarily by acquisitions completed after January 1, 2020, which increased net revenue by $1,080.5 million. This increase in net revenue was partially offset by planned declines in revenue from the Company’s Patient Care Solutions (PCS) supplies business (which was acquired in January 2020) in connection with the Company’s turnaround efforts of that business executed subsequent to the acquisition. These turnaround efforts at PCS reduced net revenues for the 2021 period compared to the 2020 period as a result of the Company’s exit from poor performing payor contracts and products, which resulted in improved profitability for PCS. Net revenue generated by PCS for the nine months ended September 30, 2021 and 2020 was $82.7 million and $100.0 million, respectively. Additionally, net revenue during the nine months ended September 30, 2021 was impacted by a recall of certain ventilator, BiPAP, and CPAP devices supplied to the Company by Philips Respironics.

For the nine months ended September 30, 2021, net sales revenue (recognized at a point in time) comprised 66% of total net revenue, compared to 70% of total net revenue for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net revenue from fixed monthly equipment reimbursements comprised 34% of total net revenue, compared to 30% of total net revenue for the nine months ended September 30, 2020.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$667,027	38.1%	$283,355	40.0%	$383,672	135.4%
Salaries, labor and benefits	426,392	24.3%	182,595	25.8%	243,797	133.5%
Patient equipment depreciation	134,855	7.7%	51,463	7.3%	83,392	162.0%
Rent and occupancy	35,517	2.0%	15,772	2.2%	19,745	125.2%
Other operating expenses	145,972	8.4%	66,727	9.4%	79,245	118.8%
Equity-based compensation	6,869	0.4%	3,960	0.6%	2,909	73.5%
Severance	673	—%	2,896	0.4%	(2,223)	(76.8)%
Total cost of net revenue	$1,417,305	80.9%	$606,768	85.7%	$810,537	133.6%

Cost of net revenue for the nine months ended September 30, 2021 was $1,417.3 million compared to $606.8 million for the nine months ended September 30, 2020, an increase of $810.5 million or 133.6%, which is primarily related to acquisition growth. Costs of products and supplies increased by $383.7 million primarily as a result of acquisition growth, primarily from the acquisition of AeroCare, and increased net sales revenue. Salaries, labor and benefits increased by $243.8 million, primarily related to acquisition growth and increased headcount, primarily from the acquisition of AeroCare. The increase in rent and occupancy and other operating expenses is related to acquisition growth.

Cost of net revenue was 80.9% of net revenue for the nine months ended September 30, 2021 compared to 85.7% for the nine months ended September 30, 2020. The cost of products and supplies was 38.1% of net revenue in the 2021 period compared to 40.0% in the 2020 period, while salaries, labor and benefits was 24.3% of net revenue in the 2021 period compared to 25.8.% in the 2020 period, and patient equipment depreciation was 7.7% of net revenue in the 2021 period compared to 7.3% in the 2020 period. These percentages are generally consistent as a result of the consistent mix of net revenue between sales and fixed monthly equipment reimbursements between the periods.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2021 were $132.6 million compared to $57.7 million for the nine months ended September 30, 2020, an increase of $74.9 million or 129.6%. This increase is primarily due to (1) increased transaction costs related to acquisition growth, primarily for from the acquisition of AeroCare, (2) higher professional fees including legal, accounting and consulting, including costs for Sarbanes Oxley compliance, (3) higher labor costs associated with increased headcount, (4) higher equity-based compensation expense as a result of overall increased equity-based compensation grant activity and the accelerated vesting of certain awards, including $2.4 million in connection with the acceleration of vesting of certain equity awards in connection with the separation of the Company’s former Co-CEO, and (5) higher information technology-related expenses. General and administrative expenses as a percentage of net revenue was 7.6% in the 2021 period, compared to 8.2% in the 2020 period. General and administrative expenses in the 2021 period included $43.7 million in transaction costs, $14.5 million in equity-based compensation expense, and $1.3 million in severance expense. General and administrative expenses in the 2020 period included $15.5 million in transaction costs, $7.0 million in equity-based compensation expense, and $0.3 million in severance expense. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.2% and 4.9% in the 2021 period and the 2020 period, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the nine months ended September 30, 2021 was $46.0 million compared to $6.4 million for the nine months ended September 30, 2020, an increase of $39.6 million. The increase was primarily related to amortization expense of $34.4 million related to identifiable intangible assets recognized during the 2021 period as compared to $2.7 million recognized during the 2020 period.

Interest Expense. Interest expense for the nine months ended September 30, 2021 was $69.6 million compared to $27.8 million for the nine months ended September 30, 2020. Interest expense related to long-term debt was higher in the 2021 period compared to the 2020 period as a result of higher long-term debt borrowings outstanding during that period. Such borrowings were largely used to fund acquisitions.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2021 was $20.2 million which consists of the write-off of unamortized deferred financing costs related to AdaptHealth refinancing its credit facility in January 2021 and amending such agreement in April 2021, and also a debt prepayment penalty in connection with the early repayment of AdaptHealth’s note payable and the write-off of the associated unamortized deferred financing costs. Loss on extinguishment of debt for the nine months ended September 30, 2020 consisted of the write-off of unamortized deferred financing costs related to AdaptHealth refinancing its credit facility in July 2020.

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

Other (Income) loss, net. Other (income) loss, net for the nine months ended September 30, 2021 was a loss of $0.7 million, and consisted of $0.9 million of expenses associated with legal settlements for employee and other matters, $1.6 million of expenses associated with lease terminations, and a $1.1 million charge for the increase in the fair value of contingent consideration liabilities related to acquisitions, offset by $0.5 million of equity income related to equity method investments, a gain of $0.5 million for the receipt of earnout proceeds in connection with an investment that was sold in 2020, and a $1.9 million gain in connection with the consolidation of an equity method investment. Other (income) loss, net for the nine months ended September 30, 2020 was income of $2.0 million, and consisted of a $2.9 million reduction in the fair value of a contingent consideration liability related to an acquisition, a gain of $0.6 million related to the sale of an investment, offset by a $1.5 million expense related to a transition services agreement executed in connection with an acquisition completed in 2020.

Income Tax Benefit/Expense. Income tax expense for the nine months ended September 30, 2021 was $22.8 million compared to an income tax benefit of $4.7 million for the nine months ended September 30, 2020. The increase in income tax expense was primarily related to increased pre-tax income and AdaptHealth Holding’s change in U.S. federal income tax classification as a result of the Tax Restructuring, as discussed in note 13, Income Taxes, to the accompanying interim consolidated financial statements.

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

AdaptHealth defines EBITDA as net income (loss) attributable to AdaptHealth Corp., plus net income (loss) attributable to noncontrolling interests, interest expense, net, income tax expense (benefit), and depreciation and amortization.

AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus loss on extinguishment of debt, equity‑based compensation expense, transaction costs, severance, change in fair value of the contingent consideration common shares liability, change in fair value of the warrant liability, and other non-recurring items of expense (income).

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

The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

	(Unaudited)
Net income (loss) attributable to AdaptHealth Corp.	$58,092	$(51,035)	$133,233	$(81,116)
Income (loss) attributable to noncontrolling interests	174	(10,944)	1,449	(22,458)
Interest expense, net	24,252	12,406	69,584	27,826
Income tax expense (benefit)	12,147	(4,921)	22,782	(4,736)
Depreciation and amortization, including patient equipment depreciation	69,828	22,747	180,827	57,861
EBITDA	164,493	(31,747)	407,875	(22,623)
Loss on extinguishment of debt (a)	8,240	5,316	20,189	5,316
Equity-based compensation expense (b)	5,365	5,502	21,394	10,969
Transaction costs (c)	4,616	10,213	44,570	16,612
Severance (d)	469	921	2,002	3,245
Change in fair value of contingent consideration common shares liability (e)	(10,006)	25,525	(34,050)	41,850
Change in fair value of warrant liability (f)	(16,737)	36,912	(57,359)	72,358
Other non-recurring expense (income) (g)	(166)	518	3,219	(1,473)
Adjusted EBITDA	156,274	53,160	407,840	126,254
Less: Patient equipment capex (h)	(50,153)	(17,248)	(140,936)	(42,283)
Adjusted EBITDA less Patient Equipment Capex	$106,121	$35,912	$266,904	$83,971
(a)	Represents write offs of unamortized deferred financing costs related to refinancing of debt and pre-payment penalties for early debt payoff.
(b)	Represents equity-based compensation expense for awards granted to employees and non-employee directors. The higher expense in the 2021 period is due to overall increased equity compensation grant activity in that period, as well as expense resulting from accelerated vesting of certain awards in that period, including accelerated vesting of certain awards in connection with the separation of the Company’s former Co-CEO.
(c)	Represents transaction costs related to acquisitions.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	Represents a non-cash charge or gain for the change in the estimated fair value of the contingent consideration common shares liability. Refer to Note 10, Stockholders’ Equity – Contingent Consideration Common Shares, included in the accompanying notes to the consolidated interim financial statements for the three and nine months ended September 30, 2021 for additional discussion of such non-cash charge or gain.
(f)	Represents a non-cash charge or gain for the change in the estimated fair value of the warrant liability. Refer to Note 10, Stockholders’ Equity – Warrants, included in the accompanying notes to the consolidated interim financial statements for the three and nine months ended September 30, 2021 for additional discussion of such non-cash charge or gain.
(g)	The 2021 year-to-date period includes $1.9 million of expenses related to legal and other costs associated with the separation of the Company’s former Co-CEO, $0.9 million of expenses associated with legal settlements for employee and other matters, $1.6 million of expenses associated with lease terminations, a $1.1 million charge for the increase in the fair value of contingent consideration liabilities related to acquisitions, and $0.1 million of other non-recurring charges, offset by a $1.9 million gain in connection with the consolidation of an equity method investment and a gain of $0.5 million for the receipt of earnout proceeds in connection with the sale of an investment. The 2020 year-to-date period includes $2.9 million of reductions in the fair value of contingent consideration liabilities related to acquisitions, a $0.6 million gain in connection with the sale of an investment, offset by a $1.5 million expense related to a transition services agreement executed in connection with an acquisition completed in 2020, and $0.5 million of other non-recurring expenses.
(h)	Represents the value of the patient equipment obtained during the respective period without regard to whether the equipment is purchased or financed through lease transactions.

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

As of September 30, 2021, AdaptHealth had approximately $336.7 million of cash and cash equivalents. To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of $45.8 million which were made available by CMS under the CARES Act. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to funds received by the acquired company prior to the date of acquisition for CMS recoupable advance payments. The recoupment of the advance payments by CMS has begun in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact the Company’s cash receipts for services provided until such time all amounts have been recouped. During the nine months ended September 30, 2021, CMS has recouped a total of $27.0 million. At September 30, 2021, the Company has deferred a total of $22.5 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheets as of September 30, 2021. In addition, in April 2020, AdaptHealth received distributions of the CARES Act provider relief funds of $17.2 million which are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The provider relief funds are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by HHS. During the year ended December 31, 2020, AdaptHealth recognized grant income of $14.3 million related to the provider relief fund payments received. As of September 30, 2021, AdaptHealth has deferred $2.9 million of the PRF payments received in April 2020. In addition, in connection with certain acquisitions completed prior to September 30, 2021, AdaptHealth assumed liabilities of $7.7 million relating to CARES Act provider relief fund payments received by the acquired companies prior to the dates of acquisition. At September 30, 2021, AdaptHealth has deferred a total of

$10.6 million related to CARES Act provider relief funds, which is included in other current liabilities in the consolidated balance sheets as of September 30, 2021.

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

Also, as permitted under the CARES Act, AdaptHealth has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. AdaptHealth has deferred a total of $8.6 million pursuant to this provision, of which $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the consolidated balance sheets as of September 30, 2021.

At September 30, 2021, AdaptHealth had $790.0 million outstanding under its existing credit facility. In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement, which was subsequently amended in April 2021 (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of September 30, 2021, and the date of this filing, there were no outstanding borrowings under the 2021 Revolver. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of September 30, 2021.

In August 2021, AdaptHealth LLC issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2030 (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030.

Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. The 5.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.

In January 2021, AdaptHealth LLC issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes due 2029 (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. The 4.625% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, and (iii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.

In July 2020, AdaptHealth LLC issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021. The 6.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 6.125% Senior Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the 6.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 6.125% Senior Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the 6.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.

In March 2019, AdaptHealth signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, AdaptHealth issued a promissory note with a principal amount of $100 million (the Promissory Note). In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. In June 2021, AdaptHealth repaid $71.8 million of the outstanding principal balance under the New Promissory Note. In August 2021, AdaptHealth repaid the remaining outstanding principal balance of $71.7 million under the New Promissory Note.

As of September 30, 2021 and December 31, 2020, AdaptHealth had working capital of $321.4 million and a working capital deficit of $55.8 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the equipment and the services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020

	(unaudited)
Net cash provided by operating activities	$174,750	$145,287
Net cash used in investing activities	(1,558,507)	(627,097)
Net cash provided by financing activities	1,620,449	677,250
Net increase in cash and cash equivalents	236,692	195,440
Cash and cash equivalents at beginning of period	99,962	76,878
Cash and cash equivalents at end of period	$336,654	$272,318

Net cash provided by operating activities for the nine months ended September 30, 2021 was $174.8 million compared to $145.3 million for the nine months ended September 30, 2020, an increase of $29.5 million. The increase was the result of (1) a $238.3 million improvement in net income, (2) a net decrease of $28.0 million in non-cash charges, primarily from a non-cash charge or gain relating to the change in the estimated fair value of the contingent consideration common shares liability and warrant liability, amortization, equity-based compensation expense, write-off of deferred financing costs, loss on extinguishment of debt, non-cash reduction in the carrying amount of operating lease right-of-use assets and changes in fair value of contingent consideration, (3) a $19.3 million change in deferred income taxes, (4) a net $113.8 million decrease resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses (excluding the impact of cash received in the 2020 period in connection with the CARES Act discussed below), (5) a decrease of $23.3 million in operating lease obligations, which was offset by (6) the receipt of $45.8 million of recoupable advanced payments from CMS and the receipt of $17.2 million of provider relief funds in connection with the CARES Act in the 2020 period.

Net cash used in investing activities for the nine months ended September 30, 2021 was $1,558.5 million compared to $627.1 million for the nine months ended September 30, 2020. The use of funds in the nine months ended September 30, 2021 consisted of $1,417.9 million for business acquisitions, primarily from the AeroCare acquisition, $139.7 million for equipment and other fixed asset purchases and $0.9 million of other investments. The use of funds in the nine months ended September 30, 2020 consisted of $605.3 million for business acquisitions, primarily from the Solara, ActivStyle and Advanced acquisitions, $22.8 million for equipment and other fixed asset purchases, $1.0 million for the purchase of cost-method investments, offset by $2.0 million of cash proceeds from the sale of an investment.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $1,620.4 million compared to net cash provided by financing activities of $677.3 million for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds of $1,165.0 million from borrowings on long-term debt and lines of credit, proceeds of $1,100.0 million from the issuance of senior unsecured notes, proceeds of $278.9 million from the issuance of shares of Common Stock in connection with a public underwritten offering, proceeds of $12.1 million from the exercise of stock options, and proceeds of $1.0 million in connection with the employee stock purchase plan, offset by total repayments of $853.4 million on long-term debt and finance lease obligations, payments of $13.8 million for equity issuance costs, payments of $29.2 million for debt issuance costs, payments of $17.2 million for contingent consideration related to acquisitions, payments of $5.0 million for deferred purchase price in connection with acquisitions, payments of $16.1 million for debt prepayment penalties, payments of $1.1 million for distributions to noncontrolling interests, and payments of $0.8 million relating to tax withholdings associated with equity-based compensation activity. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of proceeds of $536.3 million from borrowings on long-term debt and lines of credit, proceeds of $343.9 million from the issuance of the Notes, proceeds of $225.0 million from the sale of shares of Class A Common Stock and Preferred Stock in connection with private placement transactions, proceeds of $142.6 million from the issuance of shares of Class A Common Stock in connection with a public underwritten offering, and proceeds of $24.5 million from the exercise of warrants, offset by total repayments of $575.3 million on long-term debt and finance lease obligations, payments of $11.2 million for equity issuance costs, payments of $6.8 million for debt issuance costs, distributions to noncontrolling interests of $0.8 million, a $0.7 million payment of deferred purchase price in connection with an acquisition, and a $0.2 million payment of contingent consideration.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements that may be relevant to the Company’s operations but have not yet been adopted are outlined in Note 1 (i), Recently Issued Accounting Pronouncements, to its consolidated interim financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On June 28, 2019, Solara, which was acquired by AdaptHealth in July 2020, determined that an unauthorized third-party gained access to a limited number of employee Microsoft Office accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Solara was a defendant in a class action regarding the incident in federal court. In October 2021, the parties tentatively agreed to a settlement for a payment of $5.1 million, which will be covered in full by insurance and an escrow established at the time of the Solara acquisition. As of September 30, 2021, the Company recorded a liability of $5.1 million and a corresponding indemnification asset, which are included in other current liabilities and other current assets, respectively, in the accompanying consolidated balance sheets.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the Complaint). The Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that the Company and certain of its current and former officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. On October 14, 2021, the Delaware County Employees Retirement System and the Bucks County Employees Retirement System were named Lead Plaintiffs. Pursuant to the stipulated initial scheduling order, Lead Plaintiffs must file a consolidated complaint by no later than December 15, 2021. The Company intends to vigorously defend against the allegations contained in the Complaint, but there can be no assurance that the defense will be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to two previously disclosed material weaknesses in internal control over financial reporting. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 (our “2020 Annual Report”), management identified two material weaknesses in internal control over financial reporting that existed at December 31, 2020, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The material weaknesses related to (1) the timeliness of our review controls over non-routine transactions (the “Non-routine Transaction Material Weakness”), and (2) the accounts payable process, specifically relating to the maintenance and approvals of vendors and the invoice approval process (the “Accounts Payable Material Weakness”). The Company has not identified any fraud or loss relating to such material weakness. Additionally, as it relates to the Non-routine Transaction Material Weakness, we further identified that, specifically we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

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

Material Weakness Remediation

With respect to the Non-routine Transaction Material Weakness, management continues to be actively engaged to take steps to remediate such material weakness, including (1) implementing processes to improve overall efficiency and accuracy of accounting, including implementing Phase 1 of an enterprise resource planning (ERP) system, and (2) hiring and continuing to actively seek to hire dedicated and experienced technical resources (including the hiring of a Vice President and Controller, Vice President of Tax, and a Treasurer, and engaging a third-party consultant to assist management) to strengthen its corporate oversight over financial reporting and controls associated with non-routine and complex accounting matters. Additionally, in the second quarter of 2021, we have engaged a third party consultant to provide certain internal audit services for the Company. While we have made substantial progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

With respect to the Accounts Payable Material Weakness, management continues to be actively engaged to take steps to remediate such material weakness, including (1) hiring management level employees with experience in accounts payable functions, (2) implementing new controls with respect to vendor masterfile data review and approval, (3) creating and communicating new and enhanced policies related to accounts payable processing including formalizing a delegation of authority, and (4) engaging a third-party consulting firm to assist with the implementation of an enterprise accounts payable system and to assist with the Company’s invoice processing and payment functions. While we have made substantial progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

On February 1, 2021, we completed the acquisition of AeroCare Holdings, Inc. (AeroCare) and on April 30, 2021, we completed the acquisition of Spiro Health Services, LLC (Spiro). SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded AeroCare and Spiro from our evaluation during the three-month period ended September 30, 2021. We are in the process of incorporating AeroCare and Spiro into our system of internal control over financial reporting.

During the three months ended September 30, 2021, management implemented certain internal controls in conjunction with the Company’s adoption of FASB ASU No. 2016-02, Leases (Topic 842). Except with respect to the changes in connection with the adoption of Topic 842, and the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

On June 28, 2019, Solara, which was acquired by AdaptHealth in July 2020, determined that an unauthorized third-party gained access to a limited number of employee Microsoft Office accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Solara was a defendant in a class action regarding the incident in federal court. In October 2021, the parties tentatively agreed to a settlement for a payment of $5.1 million, which will be covered in full by insurance and an escrow established at the time of the Solara acquisition.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of AdaptHealth, filed a purported class action complaint against AdaptHealth and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the “Complaint”). The Complaint purports to be asserted on behalf of a class of persons who purchased AdaptHealth stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that AdaptHealth and certain of its current and former officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. On October 14, 2021, the Delaware County Employees Retirement System and the Bucks County Employees Retirement System were named Lead Plaintiffs. Pursuant to the stipulated initial scheduling order, Lead Plaintiffs must file a consolidated complaint by no later than December 15, 2021. AdaptHealth intends to vigorously defend against the allegations contained in the Complaint, but there can be no assurance that the defense will be successful.

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

The Company cannot predict the potential legal, regulatory, and financial risks that may arise out of the recall. It is possible that some patients will discontinue use of their device, which could affect the Company’s ability to continue billing for service. The Company has been named in and may be subject to future litigation related to the recall, including but not limited to individual and putative class action claims related to personal injury for devices affected by the recall as well as claims regarding repair and replacement of devices affected by the recall . The Company cannot predict what additional actions will be required of the Company by the FDA or other state or federal agencies related to the recall.

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

Supply chain and labor disruptions could negatively impact AdaptHealth’s businesses.

Many companies recently have experienced increased supply chain and labor challenges. Materials, equipment and labor shortages, shipping, logistics and other delays and other supply chain and related disruptions, whether due to the COVID-19 pandemic or otherwise, may make it more difficult and costly for us to obtain products or services from third parties. If these types of disruptions continue to occur, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

While we seek to mitigate any cost increases, labor impacts and supply chain delays and shortages, these efforts may not be successful and we may experience adverse impacts due to such factors. We cannot predict the extent of these current trends or other future increases in operating costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing such cost increases through to our existing and prospective customers, or our customers may seek other competitive sources due to supply chain delays, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

Recent federal, state and private party mandates or standards requiring vaccination or testing of AdaptHealth employees could adversely affect AdaptHealth.

AdaptHealth is subject to federal and state regulations regarding mandatory vaccination and/or COVID-19 testing of its employees. In addition, certain health system or other referral sources have imposed requirements which mandate certain AdaptHealth employees to be vaccinated or tested in order service patients of such entities.

For example, on September 9, 2021, President Biden announced a comprehensive national strategy for addressing the COVID-19 pandemic including multiple directives and actions targeted at federal, private-sector, and healthcare employers. The strategy includes regulatory action from the Occupational Safety and Health Administration (“OSHA”) and the Centers for Medicare & Medicaid Services (“CMS”) in addition to two Executive Orders, all of which include sweeping vaccination and COVID-19 safety mandates. Under Executive Order 14042 (the “EO”) and guidance from the Safer Federal Workforce Task Force (“Task Force”) prime contractors and subcontractors working on or in connection with a federal contract or a contract-like instrument, including those for commercial items are subject to a vaccine mandate and CDC workplace safety measures. Unless an accommodation applies, covered contractors are required to have their employees vaccinated for COVID-19. Once implemented into covered contracts, prime and subcontractors will need to comply with these requirements for the entire contract lifecycle, including all option and extension periods. Further, any new guidance issued by the Task Force will be incorporated by reference through these contract clauses and will automatically apply to covered contractors. In addition to the federal contractor mandate, on November 5, 2021, OSHA published an emergency temporary standard (“ETS”) requiring employers with 100 or more employees either to establish, implement and enforce (1) a written mandatory vaccination policy; or (2) a written policy that allows employees to choose either to be fully vaccinated or provide proof of regular COVID-19 testing and wear face coverings (if not fully vaccinated). The ETS is effective immediately and requires employers to comply with most provisions by December 5, 2021, except for requirements for testing for employees who are not fully vaccinated, which take effect on January 4, 2022. However, on November 6, 2021, the United States Court of Appeals for the Fifth Circuit granted an emergency motion to stay enforcement of the ETS. The Fifth Circuit did not specify whether its order would have nationwide effect or would only apply to the states under its jurisdiction. The case is being heard on an expedited basis. Additionally, on November 5, 2021, CMS published an interim final rule with comment titled “Omnibus COVID-

19 Health Care Staff Vaccination” (the “IFC”). The IFC establishes COVID-19 vaccination requirements for staff at fifteen (15) types of Medicare- and Medicaid-certified providers/suppliers, including but not limited to hospitals, critical access hospitals, ambulatory surgical centers, hospices, home infusion therapy suppliers, and skilled nursing facilities/nursing facilities. The IFC does not currently apply vaccination requirements to DMEPOS suppliers.

The proposed requirements will be enforced through the existing survey process that applies to certified providers and suppliers, including the potential for imposition of penalties through that existing process. While the IFC is effective immediately, implementation of the requirements of the IFC is divided into two phases - Phase 1 and Phase 2. Phase 1 requires that, by December 5, 2021, each provider/supplier subject to the IFC develop and implement policies and procedures containing the elements described in the IFC and ensure that all staff have either: (i) received at least the first dose of a two dose COVID-19 vaccine or the dose of a single dose COVID-19 vaccine, or (ii) have requested a medical or religious exemption or approval of a temporary delay of vaccination for clinical reasons in accordance with CDC recommendations, prior to providing any care, treatment, or other services. Phase 2 requires that, by January 4, 2022, all applicable staff are fully vaccinated for COVID-19, unless granted an exemption or a temporary delay of vaccination. If AdaptHealth does not comply these new regulations related to COVID-19 vaccination and testing protocols for employees, it could be subject to civil monetary penalties, loss of government contracts, denial of payment of new admissions for facilities, and termination from Medicare and Medicaid participation, and referral to a state enforcement agency for application of its other enforcement remedies.

These federal and state mandates, as well additional restrictions imposed by hospital systems or other referrers, could have the effect of increasing employee attrition or retirement and adversely impact the Company’s ability to retain and attract employees concerned about the obligations imposed by such standards or mandates. Additionally, certain parties are currently raising legal challenges in numerous jurisdictions which seek to limit or enjoin these new federal, state, and third-party standards and mandates which create further uncertainty about the potential timing of when or if such standards or restrictions might actually take effect. Depending on the outcome of these legal challenges and the specific provisions of such mandates or standards, if imposed, the Company may experience labor shortages or increased operating costs which could impact AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth is affected by continuing efforts by private third-party payors to control their costs. If AdaptHealth agrees to lower its reimbursement rates due to pricing pressures from private third-party payors, AdaptHealth’s financial condition and results of operations would likely deteriorate.

AdaptHealth derived approximately 61% of its net revenue for both the three and nine months ended September 30, 2021 from third-party private payors. AdaptHealth derived approximately 62% of its net revenue for the year ended December 31, 2020 from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and AdaptHealth may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.

Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.

AdaptHealth generated approximately 27% of its net revenue for both the three and nine months ended September 30, 2021 through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. AdaptHealth generated approximately 29% of its net revenue for the year ended December 31, 2020 through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth generates a significant portion of its revenue from the provision of sleep therapy equipment and supplies to patients, and AdaptHealth’s success is therefore highly dependent its ability to furnish these items.

Approximately 36% and 37% of AdaptHealth’s net revenue for the three and nine months ended September 30, 2021, respectively, was generated from the provision of sleep therapy equipment and supplies to patients. Approximately 39% of AdaptHealth’s net revenue for the year ended December 31, 2020 was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies to treat their patients suffering from OSA. There can be no assurance that AdaptHealth will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand or to maintain meaningful market acceptance will harm its business and future prospects.

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

For example, on June 28, 2019, Solara, which was acquired by AdaptHealth in July 2020, determined that an unauthorized third-party gained access to a limited number of employee Microsoft Office accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Solara was a defendant in a class action regarding the incident in federal court. In October 2021, the parties tentatively agreed to a settlement for a payment of $5.1 million, which will be covered in full by insurance and an escrow established at the time of the Solara acquisition. As of September 30, 2021, the Company recorded a liability of $5.1 million and a corresponding indemnification asset, which are included in other current liabilities and other current assets, respectively, in the accompanying consolidated balance sheets.

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

On April 20, 2021, the Company’s board of directors unanimously approved the formation of a Special Committee of Board members, composed of Terence Connors and Dale Wolf, to conduct a full investigation of Mr. McGee’s alleged personal conduct. In addition, the Company’s board of directors also approved the retention of an independent law firm to assist the Special Committee in facilitating the investigation. Mr. McGee had no role in, and was entirely recused from, the investigation. On June 11, 2021, the independent law firm reported to the Special Committee that the investigation was substantially complete and that they could state with a high degree of confidence that the Company had no involvement in, or connection to, Mr. McGee’s alleged conduct. On June 14, 2021, the Company and Mr. McGee agreed that Mr. McGee would resign from his positions as Co-CEO of the Company and a Director of the Company effective as of June 11, 2021, and on June 14, 2021, the Company’s board of directors appointed Stephen Griggs as the Chief Executive Officer of the Company. The investigation was completed in October 2021 resulting in no changes to the findings discussed above.

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

AdaptHealth’s business can be affected by a number of factors that are beyond its control, such as general geopolitical, economic and business conditions, financial services market conditions, and general political and economic developments, including slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven economic recovery, government actions impacting trade agreements including the imposition of trade restrictions such as tariffs and retaliatory counter measures, government deficit reduction, tax legislation increasing the federal corporate income tax rates, natural and other disasters, public health crises affecting the operations of AdaptHealth or its customers or suppliers, staffing shortages, production slowdowns or stoppages, raw material shortages and disruptions in delivery systems. The COVID-19 pandemic has exacerbated many of these conditions. Any Medicare, Medicaid or third-party payor reimbursement reductions as a result of such factors could adversely impact AdaptHealth’s business, financial condition, results of operations, cash flow, capital resources and liquidity. Turmoil in the financial markets, including in the capital and credit markets, and any uncertainty over its breadth, depth and duration may put pressure on the global economy and could have a negative effect on AdaptHealth’s business. Further, historical worldwide financial and credit turmoil could reduce the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could cause an economic recession in the United States or worldwide. If financial markets in the United States, Europe and Asia experience extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, governments may take unprecedented actions intended to address extreme market conditions that may include severely restricted credit and declines in real estate values. If conditions in the global economy, U.S. economy or other key vertical or geographic markets are weak or uncertain, AdaptHealth could experience material adverse impacts on its revenue, financial condition and results of operations.

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

AdaptHealth derived approximately 28% of its net revenue for both the three and nine months ended September 30, 2021 from Medicare and various state-based Medicaid programs. AdaptHealth derived approximately 32% of its net revenue for the year ended December 31, 2020 from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. For example, the Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. AdaptHealth may also be subject to pre-payment review of certain service lines or equipment segments as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.

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

The CARES Act also provides for a temporary suspension of reduced rates for items and services provided by AdaptHealth. Under existing regulations, CMS applies a blended payment rate for DME furnished in rural or noncontiguous non-competitive bidding areas. Pursuant to provisions of the CARES Act, through the end of the public health emergency that blended rate will be based on 50% of the adjusted fee schedule amount (adjusted based on competitively bid prices) and 50% of the unadjusted DMEPOS fee schedule amount. Under prior law, DME furnished in non-rural or contiguous areas would not have been eligible for this blended rate, and instead many DMEPOS suppliers would likely have experienced reduced payments reflecting competitively bid prices. The CARES Act introduces a new blended rate for DME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. For non-rural or contiguous non-competitive bidding areas, the blended rate will revert to 100% of the Medicare fee schedule at the end of the public health emergency. On October 27, 2020, CMS proposed extending the transitional blended rate through April 1, 2021 or the end of the public health emergency, whichever is later. On October 15, 2021, HHS extended the public health emergency previously renewed on January 7, 2021, April 15, 2021 and July 19, 2021 for 90 days.

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

On September 27, 2021, CMS issued a Decision Memo finalizing changes to two separate, but medically related, National Coverage Determinations (NCDs). The Memo removed the NCD for Home Oxygen Use to Treat Cluster Headache (CH) (240.2.2) and revised the NCD for Home Use of Oxygen (240.2) based on removal of the NCD for Home Oxygen Use to Treat CH. The removal of CH NCD (240.2.2) allows the MACs to make coverage determinations regarding the use of home oxygen and oxygen equipment for CH without the need for further clinical trials. The revisions to the NCD for Home Use of Oxygen expands patient access to oxygen and oxygen equipment in the home when its use is reasonable and necessary for short as well as long term use in both acute and chronic diseases of respiratory and non-respiratory origin, as is medically necessary. The revision the NCD for Home Use of Oxygen expands the coverage of home use of oxygen to beneficiaries beyond the condition of chronic hypoxemia, removing all of the language in the entitled Medical Documentation, removing the oxygen Certificate of Medical Necessity requirement, removing the requirement of the trial of alternative therapies prior to oxygen coverage, removing references to chronic stable state, and recognizing that respiratory function can be impaired from various causes, not all of which involve primary lung disease.

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

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that Round 2021 contract awards would only be made for off-the-shelf (OTS) knee and back braces. For the nine months ended September 30, 2021 and the year ended December 31, 2020, revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth expects to obtain contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.

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

Goodwill represents a significant portion of AdaptHealth’s assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, or if any triggering events are identified on an interim basis indicating a possible impairment of goodwill, we are required to write down all or a significant part of AdaptHealth’s goodwill, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. AdaptHealth had $3,362.3 million and $998.8 million of goodwill recorded on its Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively. It is not possible at this time to determine if there will be any future impairment charge, or if there is, whether such charges would be material.

AdaptHealth may not be able to generate sufficient cash flow to cover required payments or meet operating covenants under its long-term debt and long-term operating leases.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under AdaptHealth’s long-term debt and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt or operating lease arrangements, which could harm its operating subsidiaries. AdaptHealth may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, AdaptHealth’s current indebtedness contain restrictive covenants and require AdaptHealth to maintain or satisfy specified coverage tests. These restrictions and operating covenants include, among other things, requirements with respect to total leverage ratios and an interest charge coverage ratio. These restrictions may interfere with AdaptHealth’s ability to obtain additional advances under its existing credit facility or to obtain new financing or to engage in other business activities, which may inhibit AdaptHealth’s ability to grow its business and increase revenue. In addition, failure by AdaptHealth to comply with these restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of its debt.

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

We have no direct operations and no significant assets other than the ownership of AdaptHealth Holdings. We depend on AdaptHealth Holdings and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations or to pay any dividends with respect to our Common Stock. Legal and contractual restrictions in agreements governing the indebtedness of subsidiaries of AdaptHealth Holdings may limit our ability to ultimately obtain cash from AdaptHealth Holdings. The earnings from, or other available assets of, AdaptHealth Holdings and its subsidiaries may not be sufficient to enable us to satisfy our financial obligations or pay any dividends on our Common Stock. To the extent that we require funds and AdaptHealth Holdings or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of AdaptHealth Holdings as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable to us after the Business Combination. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock. Further, as we are no longer an emerging growth company, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. Our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating. Our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 as of December 31, 2021.

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

As of September 30, 2021, Q Management Services (PTC) Ltd., as Trustee of Everest Trust, beneficially owned approximately 11.57% of our Common Stock, assuming the exercise of 665,628 private placement warrants held by Clifton Bay Offshore Investments L.P. and 41,473 private placement warrants held by Quadrant Management LLC. As of September 30, 2021, the OEP Purchaser beneficially owned approximately 10.06% of our Common Stock. As long as Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and/or the OEP Purchaser own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our Charter or Amended and Restated Bylaws (our “Bylaws”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

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

Simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Common Stock at $11.50 per share. As of September 30,

2021, there were 4,280,548 private placement warrants outstanding. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.

Because we are no longer an "emerging growth company" as defined in the JOBS Act, we may incur additional expenses and devote increased management time to compliance with additional disclosures that are applicable to companies that are not emerging growth companies.

While we were an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, we were permitted to take advantage of reduced regulatory and reporting requirements that were not otherwise generally available to public companies. These included, without limitation, (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Because we recently ceased to be an emerging growth company, we expect to incur additional costs associated with the heightened reporting requirements described above, including the requirement to provide auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. In addition, our auditors may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls.

We currently qualify as a smaller reporting company, and based on our closing share price and the market value of our common shares held by non-affiliates as of June 30, 2021, we have determined that we will lose our status as a smaller reporting company on December 31, 2021. However, for so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

We may be unable to timely implement new accounting pronouncements or new interpretations of existing accounting pronouncements.

Relevant accounting rules and pronouncements are subject to ongoing interpretation and refinement by the accounting profession. These ongoing interpretations or the adoption of new rules and pronouncements could require material changes in our accounting practices or financial reporting, including restatements, which may be expensive, time consuming, and difficult to implement. If such changes are required, the Company may not be able to timely implement them or may experience reporting delays.

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

Acquisitions

As partial consideration for certain of our acquisitions completed during the three months ended September 30, 2021, we issued 976,819 shares of Common Stock to certain former equity holders of the companies acquired. The shares of Common Stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

HIDDEN_ROW
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

4.1

Indenture, dated as of August 19, 2021, by and among AdaptHealth LLC, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2021).

10.1	Amended and Restated 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2021).
10.2

Second Amendment dated as of August 16, 2021 to the Credit Agreement, dated as of January 20, 2021, among AdaptHealth LLC, the guarantors named therein, Regions Bank as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2021).

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

AdaptHealth Corp.

November 9, 2021	By:	/s/ Stephen P. Griggs
Stephen P. Griggs
Chief Executive Officer and Director
(Principal Executive Officer)

November 9, 2021	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

November 9, 2021	By:	/s/ Frank Mullen
Frank Mullen
Chief Accounting Officer
(Principal Accounting Officer)