Form 10-K
period 2021-12-31
AdaptHealth Corp.
filed 2022-03-01
CIK 1725255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (610) 424-4515

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock, par value $0.0001 per share, held by non-affiliates of the Registrant, computed based on the closing sale price of $27.41 per share on June 30, 2021, as reported by The Nasdaq Stock Market LLC, was approximately $2.17 billion. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. As of February 25, 2022, there were 133,908,596 shares of the Registrant’s Common Stock issued and outstanding.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than May 2, 2022.

CAUTIONARY STATEMENT

In this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and the documents incorporated by reference herein, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions.

These forward-looking statements are based on information available to us as of the date they were made, and involve a number of risks and uncertainties which may cause them to turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward- looking statements. Some factors that could cause actual results to differ include:

●	competition and the ability of our business to grow and manage growth profitably;
●	changes in applicable laws or regulations;
●	fluctuations in the U.S. and/or global stock markets;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
●	the impact of the coronavirus (COVID-19) pandemic and our response to it;
●	failure to consummate or realize the expected benefits of acquisitions; and
●	other risks and uncertainties set forth in this Form 10-K, as well as the documents incorporated by reference herein.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

●	the coronavirus (COVID-19) pandemic and the global attempt to contain it;
●	our reliance on relatively few suppliers for the majority of our patient service equipment and supplies;
●	supply chain disruptions resulting from the COVID-19 pandemic and economy-wide labor shortages in the U.S.;
●	continuing efforts by private third-party payors to control their costs and our payor contracts being subject to renegotiation or termination;
●	changes in governmental or private payor supply replenishment schedules and our ability to manage the complex and lengthy reimbursement process;
●	our reliance for a significant portion of our revenue on the provision of sleep therapy equipment and supplies to patients;
●	consolidation among health insurers and other industry participants;
●	our failure to maintain controls and processes over billing and collections;
●	our ability to maintain or develop relationships with patient referral sources;
●	our ability to successfully design, modify and implement technology-based and other process changes and our dependence on information systems, including software licensed from third parties;
●	competition from numerous other home respiratory, mobility equipment, and diabetes medical devices and supplies providers;
●	changes in medical equipment technology and development of new treatments;
●	the risk of rupture or other accidents due to our transport of compressed and liquid oxygen;
●	the outsourcing of a portion of our internal business functions to third-party providers;
●	a cyber-attack, a security breach, or the improper disclosure or use of protected health information could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), consumer protection, common law or other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business;
●	our ability to attract and retain key members of senior management and other key personnel;
●	our ability to execute our strategic growth plan, which involves the acquisition of other companies, including our ability to integrate the operations of acquired companies into our business and realize the expected benefits of such acquisitions;
●	the impact of political and economic conditions;

●	risks related to government regulation, including federal and state changes to reimbursement and other Medicaid and Medicare policies, healthcare reform efforts, and our ability to comply with applicable law, including healthcare fraud and abuse and false claims laws and regulations, and data protection, privacy and security, and consumer protection laws;
●	changes in the authorizations or documentation necessary for our products and audits of reimbursement claims by various governmental and private payor entities;
●	significant reimbursement reductions and/or exclusion from markets or product lines;
●	our ability to maintain required licenses and accreditation;
●	the impact if we were required to write down all or part of our goodwill and identifiable intangible assets;
●	our ability to generate sufficient cash flow or obtain additional capital to fund our operating subsidiaries and finance our growth;
●	risks relating to our indebtedness, including our ability to comply with financial and operating covenants and the impact from changes to LIBOR;
●	our ability to timely and effectively implement controls and procedures required by the Sarbanes-Oxley Act; and
●	significant increased expenses and administrative burdens as a result of being a public company and certain of our management’s limited experience in operating a public company.

PART I

Item 1. Business

We are a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. We focus primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors (“CGM”) and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. We service beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2021, we serviced approximately 3.8 million patients annually in all 50 states through our network of 757 locations in 47 states. Our principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

Company Operations

Product Offering. AdaptHealth delivers patient-centered, healthcare-at-home solutions including home medical equipment, medical supplies, and related services directly to a patient’s home upon discharge from a hospital and/or receipt of referral. The breadth of AdaptHealth’s products is particularly valuable to acute care hospitals, sleep laboratories and long-term care facilities that discharge patients with complex conditions and multiple product needs.

AdaptHealth is often paid a fixed monthly amount for certain HME products as designated by the Centers for Medicare & Medicaid Services (“CMS”) or commercial insurance payors, such as CPAP equipment, wheelchairs, hospital beds, oxygen concentrators, insulin pumps and other similar products. These sales accounted for approximately 33% of AdaptHealth’s net revenue for the year ended December 31, 2021.

For resupply sale and one-time sale products, which include those deemed to be consumables, AdaptHealth receives a single payment upon sale of the product. These products, which include CPAP masks and related supplies, diabetes management supplies, continuous glucose monitors, wound care supplies, wheelchair cushions accessories, orthopedic bracing, breast pumps and supplies, walkers, commodes and canes, nutritional supplies and incontinence supplies, accounted for approximately 67% of AdaptHealth’s net revenue for the year ended December 31, 2021.

Supply Chain. AdaptHealth plays an important role in delivering HME products to patients in their homes. Manufacturers of home medical equipment and diabetes medical devices sell and ship their products to AdaptHealth directly. AdaptHealth also contracts with national healthcare distribution companies to ship certain HME products directly to patients’ homes. These distributors invoice AdaptHealth for the cost of shipped products at the time of sale. AdaptHealth receives referrals from a variety of sources, such as acute care hospitals, sleep laboratories, pulmonologist offices, skilled nursing facilities and hospice operators. AdaptHealth’s products are either shipped to patients’ homes by AdaptHealth-operated or contracted delivery trucks or shipped using proprietary or third-party distribution services. AdaptHealth bills payors and patients directly for the products that are delivered and for the services that are provided.

Operating Structure

Management. AdaptHealth is led by a proven management team with experience in the HME industry across a variety of healthcare organizations. AdaptHealth has a centralized approach for key business processes, including mergers and acquisitions (“M&A”) activity, revenue cycle management, strategic purchases, payor contracting, finance, compliance, legal, human resources, IT and sales management. In addition, AdaptHealth has centralized many of the functions relating to its CPAP and other resupply businesses. However, AdaptHealth believes that the personalized nature of customer requirements and referral relationships, characteristic of the home healthcare business, mandate that it emphasize a localized operating structure as well. AdaptHealth focuses on regional management to respond promptly and effectively to local market demands and opportunities. AdaptHealth’s regional managers are responsible and accountable for maintaining and developing relationships with referral sources, customer service for non-CPAP supply product lines and logistics for non-drop-shipped products.

IT. AdaptHealth has established an integrated, technology-enabled, centralized platform, distinguishing itself from many of its competitors who traditionally use less automated processes that are typically complex, can be prone to mistakes and are inefficient. AdaptHealth’s technology enables automated, compliant, and integrated workflow into patients’ delivery of care. AdaptHealth believes that this advanced technology platform provides it with a competitive advantage through its unique components that cater to patients and physicians. AdaptHealth believes that its technology platform has several characteristics that appeal to physicians, including its ease of use, the improved compliance it enables through its integrated systems and the automated, integrated workflow it provides for patients’ delivery of care. Additionally, AdaptHealth’s e-prescribing capabilities enhance transparency and reduce transcription and other errors. AdaptHealth believes that patients are also better served due to the efficiency from time of order to delivery and the seamless integration across points of care enabled by AdaptHealth’s platform. The integrated system also provides AdaptHealth management with critical information in a timely manner, allowing them to track performance levels company wide. On February 1, 2021, AdaptHealth acquired AeroCare Holdings, Inc. (“AeroCare”). Subsequent to the acquisition of AeroCare, AdaptHealth replaced its mobile delivery software technology provided by a third party with AeroCare’s proprietary mobile delivery technology called OTL. This technology has allowed AdaptHealth to add many features to its existing technology, such as delivery notification, patient satisfaction applications and referral source notifications. This application, combined with AdaptHealth’s data warehouse and evolving data lake, has allowed AdaptHealth to build out a 360-degree view of its patients and activities, and to ultimately act as a fundamental component of the operating system of AdaptHealth.

AdaptHealth has formed close relationships with its third-party software providers, including Brightree, and Parachute Health, to optimize its HME workflow. An example of this optimization is AdaptHealth’s automated point-of-delivery technology, which tracks AdaptHealth’s drivers and produces paperless, secure delivery tickets which are uploaded directly to the patient’s file and available immediately on an enterprise-wide basis. In addition, to address ongoing and growing threats related to cyberattacks, AdaptHealth continues to deploy market leading defense tools to protect and secure its networks and data.

Revenue Cycle Management. AdaptHealth’s revenue cycle management and billing processes have both manual and computerized elements that are designed to maintain the integrity of revenue and accounts receivable. Third-party payors that can accommodate electronic claims submission, such as Medicare, certain state Medicaid payors and many commercial insurance payors, are billed electronically on a daily basis. For other payors, who are unable to accept electronic submissions, AdaptHealth generates paper claims and invoices.

AdaptHealth contracts with several business process outsourcing providers to provide certain billing and administrative functions related to revenue cycle management. These providers are based in India and the Philippines and provide AdaptHealth with the ability to scale its workforce in a cost-effective manner. As of December 31, 2021, approximately 3,000 full-time equivalent personnel were provided to AdaptHealth under such arrangements.

Sales and Marketing

Sales activities are generally carried out by AdaptHealth’s full-time sales representatives with assistance from on-site liaisons in certain markets who interact directly with hospital discharge coordinators and patients. AdaptHealth’s sales team works closely with AdaptHealth’s trained respiratory therapists in carrying out their daily sales activities. AdaptHealth primarily acquires new patients through referrals. Sources of referrals include acute care hospitals, sleep laboratories, pulmonologist offices, skilled nursing facilities and hospice operators, among others. AdaptHealth’s sales representatives maintain continual contact with medical professionals across these facilities. AdaptHealth believes that its relationships with its referral sources are strong and that these entities will continue to be a source of organic growth through new patients. While AdaptHealth views its referral sources as fundamental to its business, no single referral source accounted for a material amount of its annual net revenue as of December 31, 2021.

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

During the year ended December 31, 2021, AdaptHealth completed acquisitions involving 23 companies for aggregate consideration of approximately $2.9 billion (excluding amounts related to contingent consideration), primarily from the acquisition of AeroCare. For the year ended December 31, 2020, AdaptHealth completed acquisitions involving 22 companies for aggregate consideration of approximately $914 million (excluding amounts related to contingent consideration).

Suppliers

AdaptHealth purchases home healthcare equipment, medical devices and supplies from a variety of suppliers. AdaptHealth’s sleep therapy equipment and supplies are primarily provided by three suppliers, its mobility and home services products (such as hospital beds, wheelchairs, walkers and commodes) are principally supplied by two suppliers and its diabetes services products/CGM products are primarily provided by two suppliers. As discussed in more detail in Item 1A, Risk Factors, on June 14, 2021, AdaptHealth received notice from Philips Respironics (“Philips”) that certain ventilator, BiPAP, and CPAP devices would be included in a Philips voluntary recall due to potential health risks to patients. Currently, it is not possible to purchase these ventilators, Bi-PAP, or CPAP devices from Philips, which has led to shortages in the supply chain. While AdaptHealth has continued to work with Philips regarding this matter, other suppliers were unable to meet the strong patient demand for these products, which has materially affected AdaptHealth’s ability to service patient demand for these devices. It is unclear how long the potential shortages could last, but if the inability to purchase these products continues for an extended period of time, the impact could continue to materially and adversely affect AdaptHealth’s business and results of operations.

Facilities

AdaptHealth does not own any properties and leases its headquarters facility located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, PA. As of December 31, 2021, AdaptHealth serviced approximately 3.8 million patients annually across all 50 states and performed approximately 32,000 equipment and supply deliveries a day through its network of 757 locations in 47 states. Full-service locations are typically up to approximately 5,000 square feet and are usually a combination of office and warehouse space. Many of these facilities are accredited to provide patient services, and their adjacent warehouse space is used for storage of adequate supplies of equipment and accessories for such patient services. AdaptHealth believes that these facilities are adequate to meet its current needs and expects to add additional facilities in connection with its growth strategies. AdaptHealth believes that such additional space, when required, will be available on commercially reasonable terms, consistent with historical cost trends.

Human Capital Resources

As of December 31, 2021, AdaptHealth had approximately 10,700 employees. AdaptHealth’s human capital resources objectives include attracting and retaining highly motivated, well-qualified employees. AdaptHealth’s compensation program is designed to attract, retain and motivate highly qualified employees and executives. AdaptHealth uses a mix of competitive salaries and other benefits to attract and retain employees and executives. AdaptHealth believes that relations between its management and employees are good, and it is committed to inclusion and policies and procedures to maintain a safe work environment. The health and safety of AdaptHealth’s employees, patients and customers are of primary concern. During the COVID-19 pandemic, AdaptHealth has taken significant steps to protect its workforce including but not limited to, working remotely, introducing contact-free operational procedures, procuring personal protective equipment, communicating hygiene and cleaning protocols, and implementing mandatory face-covering usage, self-monitoring processes, and social distancing protocols consistent with guidelines issued by federal, state and local law.

Diversity and Inclusion

AdaptHealth’s values of belonging, inclusion and diversity for success enables it to unlock the strengths of its employees to transform healthcare and improve lives. Current strategic key initiatives include the formation of AdaptHealth’s Diversity and Inclusion Council, learning and development opportunities around the concepts of leading inclusively, inclusion in the workforce and unconscious bias, and talent acquisition efforts around a sourcing and hiring competitive edge strategy. AdaptHealth places a high value on inclusion-building initiatives that create opportunities around cultural awareness and social learnings; this is largely accomplished through engaging employees in its Diversity and Inclusion Council, which is supported by employees with diverse backgrounds and experiences who share a common interest in professional development, improving corporate culture and delivering sustained business results.

Talent Development and Retention

Building and strengthening AdaptHealth’s talent pipeline is imperative to its success. AdaptHealth’s approach to talent and performance is designed to ensure employees and managers have regular feedback conversations about performance goals and development, to enable its high-performance culture, and to create an environment where it achieves its strategy. AdaptHealth has career and development pathways designed for specific roles in consultation with operational management and human resources.

Competition

The HME market is fragmented and highly competitive. AdaptHealth competes with other large national providers, including Apria Healthcare, Lincare and Rotech; regional providers, including DASCO Home Medical Equipment, Binson’s Medical Equipment, Inc., Norco, Inc. and Protech Home Medical Corp.; and product-specific providers, including Breg, Inc., Byram Healthcare Centers, Inc., Inogen, Inc., Acelity L.P., CCS Medical, US Medical and Edgepark, as well as over 6,000 local organizations. In addition, non-HME providers, including CVS, Amazon and certain manufacturers of HME equipment are considering entering or expanding their presence in the HME market.

Consolidation of the HME market is a continuing trend, as required technology investments and reduced reimbursements put financial pressure on smaller providers. Larger HME providers with integrated technology and automated processes are generally better positioned to gain market share and more attractive vendor pricing. Competitive bidding also emphasizes the importance of relationships with both the payors and referral sources. Because payors typically select a limited number of exclusive suppliers, and physicians typically refer based on timely delivery and consistency, relationships with both are critical to the success of competitors in the market.

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

Legal Proceedings

In the normal course of business, AdaptHealth is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, AdaptHealth records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. AdaptHealth reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, AdaptHealth has no material accruals related to lawsuits, claims, investigations and proceedings. While there can be no assurance, based on AdaptHealth’s evaluation of information currently available, AdaptHealth’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on AdaptHealth’s financial conditions or results of operations. However, AdaptHealth’s assessment may be affected by limited information. Accordingly, AdaptHealth’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

On July 25, 2017, AdaptHealth Holdings LLC, a Delaware limited liability company (“AdaptHealth Holdings”), was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in AdaptHealth’s possession. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, AdaptHealth received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. AdaptHealth has responded to the EDPA and supplemented its production as requested with any relevant documents in AdaptHealth’s possession. During subsequent communications, the EDPA indicated to AdaptHealth that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by AdaptHealth in 2017. AdaptHealth produced this information in coordination with the EDPA. The EDPA has also raised questions regarding other aspects of ventilator billing. While AdaptHealth cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on AdaptHealth.

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

On June 28, 2019, Solara Medical Supplies LLC (“Solara”), which was acquired by AdaptHealth in July 2020, determined that an unauthorized third-party gained access to a limited number of employee email accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Solara was a defendant in a class action regarding the incident in federal court. In October 2021, the parties tentatively agreed to a settlement for a payment of $5.1 million, which will be covered in full by insurance and an escrow established at the time of the Solara acquisition. On January 25, 2022, the plaintiffs filed a Motion for Preliminary Approval of the settlement. As of December 31, 2021, the Company recorded a liability of $5.1 million and a corresponding indemnification asset, which are included in other current liabilities and other current assets, respectively, in the accompanying consolidated balance sheets.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of AdaptHealth, filed a purported class action complaint against AdaptHealth and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the “Complaint”). The Complaint purports to be asserted on behalf of a class of persons who purchased AdaptHealth stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that AdaptHealth and certain of its current and former officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. On October 14, 2021, the Delaware County Employees Retirement System and the Bucks County Employees Retirement System were named Lead Plaintiffs. Pursuant to the scheduling order, Lead Plaintiffs filed a consolidated complaint on November 22, 2021 (the “Consolidated Complaint”), which asserts substantially the same claim, but adds a number of current and former directors of the Company as additional defendants and a new theory of recovery based on AdaptHealth’s alleged failure to disclose information concerning AdaptHealth’s former Co-CEO’s alleged tax fraud arising from certain past private activity. On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint. Lead Plaintiffs’ opposition to defendants’ motion is due on March 21, 2022, and defendants’ reply is due April 15, 2022.

AdaptHealth intends to vigorously defend against the allegations contained in the Consolidated Complaint, but there can be no assurance that the defense will be successful.

On December 6, 2021, a putative shareholder of AdaptHealth, Carol Hessler, filed a shareholder derivative complaint against certain current and former directors and officers of AdaptHealth in the United States District Court for the Eastern District of Pennsylvania (the “Derivative Complaint”). The Derivative Complaint generally alleges that the defendants breached their fiduciary duties owed to AdaptHealth by allegedly causing or allowing misrepresentations and/or omissions regarding AdaptHealth’s organic growth and AdaptHealth’s former Co-CEO’s alleged criminal activity, failing to maintain an adequate system of oversight, disclosure controls and procedures, and internal controls over financial reporting and due diligence into AdaptHealth’s management team, and engaging in insider trading. The Derivative Complaint also alleges claims for waste of corporate assets and unjust enrichment. Finally, the Derivative Complaint alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in AdaptHealth’s Proxy Statements on Schedule DEF 14A in connection with a Special Meeting of Stockholders, held on March 3, 2021, and the 2021 Annual Meeting of Stockholders, held on July 27, 2021. The Derivative Complaint seeks, among other things, an award of money damages.

The Company intends to vigorously defend against the allegations contained in the Derivative Complaint, but there can be no assurance that the defense will be successful.

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

Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require AdaptHealth to publish statements that describe how it handles personal information and choices individuals may have about the way AdaptHealth handles their personal information. If such information that AdaptHealth publishes is considered untrue, it may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. Communications with AdaptHealth’s patients are also subject to laws and regulations governing communications, including the TCPA, the CAN-SPAM Act, additional fax regulations under the Junk Fax Act and the Telemarketing Sales Rule and Medicare regulations.

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

MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008, and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that AdaptHealth provides, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2006 through the implementation of a capped rental arrangement. MMA changed the pricing formulas used to establish payment rates for inhalation drug therapies resulting in significantly reduced reimbursement beginning in 2005, established a competitive acquisition program for DME, established a RAC program, which implemented a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for DME suppliers. The RACs are empowered to audit claims submitted by healthcare providers and overpayments identified by the RACs can be recouped from future payments, including in cases where the reimbursement rules are unclear or subject to differing interpretations. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules, which could adversely impact AdaptHealth’s future financial condition and results of operations. In October 2008, CMS established Zone Program Integrity Contractors (“ZPICs”) and Unified Program Integrity Contractors (“UPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs and UPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors. These legislative and regulatory provisions, as currently in effect have and will continue to adversely impact AdaptHealth’s financial condition and results of operations.

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

All Medicare Durable Medical Equipment, Prosthetics, Orthotics, & Supplies (“DMEPOS”) Competitive Bidding Program contracts expired on December 31, 2018, and, as a result, there is a temporary gap in the entire DMEPOS Competitive Bidding Program that CMS stated would last until December 31, 2020 and be replaced by a single round of competition named “Round 2021” which consolidated the competitive bidding areas (“CBAs”) included in the Round 1 2017 and Round 2 Recompete DMEPOS Competitive Bidding Programs. Round 2021 contracts became effective on January 1, 2021 and extend through December 31, 2023. CMS included 16 product categories in Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that contract awards would only be made for off-the-shelf (“OTS”) knee and back braces. For the years ended December 31, 2021 and 2020, net revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth expects to obtain contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on AdaptHealth.

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

Durable Medical Equipment Medicare Administrative Contractor. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, certain provisions under CMS guidance manuals, local coverage determinations, and the DME Medicare Administrative Contractors (“MAC”) Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and other government contractors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. If treating physicians do not adequately document, among other things, their diagnoses and plans of care, the risks that AdaptHealth will be subject to audits and payment denials are likely to increase. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual supplier and industry-wide perceived error rates. High error rates could lead to further audit activity and regulatory burdens and could result in AdaptHealth making significant refunds and other payments to Medicare and other government programs. Accordingly, AdaptHealth’s future revenues and cash flows from government healthcare programs may be reduced. Private payors also may conduct audits and may take legal action to recover alleged overpayments. AdaptHealth could be adversely affected in some of the markets in which it operates if the auditing payor alleges substantial overpayments were made to AdaptHealth due to coding errors or lack of documentation to support medical necessity determinations. AdaptHealth cannot currently predict the adverse impact these measures might have on its financial condition and results of operations, but such impact could be material.

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

Risks Related to Our Business and Industry

The coronavirus (COVID-19) pandemic and the global attempt to contain it may harm our business, results of operations and ability to execute on our business plan.

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and otherwise responding to employee, customer and supplier concerns, AdaptHealth has altered certain aspects of its operations. AdaptHealth’s workforce has had to spend a significant amount of time working from home, which has not significantly impacted their productivity. While many of AdaptHealth’s operations can be performed remotely, there is no guarantee that AdaptHealth will remain as effective while its employees are working remotely because its team is dispersed, many employees have had additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees have or may become sick themselves and be unable to work. AdaptHealth’s suppliers and vendors have similarly had their operations altered. To the extent the resulting economic disruption continues, AdaptHealth could see some vendors go out of business, resulting in supply constraints and increased costs or delays in meeting the needs of its patients.

The full extent to which the COVID-19 pandemic and the various responses to it continue to impact AdaptHealth’s business, operations and financial results will continue to depend on numerous other evolving factors that AdaptHealth may not be able to accurately predict, including:

●	the duration and scope of the pandemic, including disproportionate impacts on AdaptHealth’s patient population, the effectiveness of COVID-19 vaccines, vaccination campaigns and containment actions, or any perceived limitations of or setbacks in these efforts;
●	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
●	the availability and cost to access the capital markets;
●	our ability to pursue, diligence, finance and integrate acquisitions;
●	our ability to comply with financial and operating covenants in our debt and operating lease agreements;
●	potential for goodwill impairment charges;
●	our ability to comply with the reporting and other requirements necessary to retain the CARES Act provider relief funds we received;
●	the effect on our patients, physician and facility referral sources and demand for and ability to pay for medical services;
●	disruptions or restrictions on our employees’ ability to travel and to work, including as a result of their health and wellbeing;
●	availability of third-party providers to whom we outsource portions of our internal business functions, including billing and administrative functions relating to revenue cycle management; and
●	increased cybersecurity risks as a result of remote working conditions.

During the COVID-19 crisis, AdaptHealth may not be able to provide the same level of service and products that its patients, physicians and facility referral sources are used to, which could negatively impact their perception of AdaptHealth’s products or services. Furthermore, given increased government expenditures associated with its COVID-19 response, AdaptHealth could see increased government obligations which could negatively impact its results of operations.

AdaptHealth continues to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter its business operations, as may be required by federal, state, or local authorities, or that it determines are in the best interests of its employees, customers, and stockholders. It is not clear what the potential effects any such further alterations or modifications may have on AdaptHealth’s business, including the effects on its customers, suppliers or vendors, or on its financial results.

The potential effects of COVID-19 could also heighten the risks disclosed in many of AdaptHealth’s risk factors that are included below, including as a result of, but not limited to, the factors listed above.

AdaptHealth’s reliance on relatively few suppliers for the majority of its patient service equipment and supplies could adversely affect AdaptHealth’s ability to operate.

AdaptHealth currently relies on a relatively small number of suppliers to provide it with the majority of its patient service equipment and supplies. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing suppliers, may force AdaptHealth to use alternative suppliers. Additionally, any new excise taxes imposed on manufacturers of certain medical equipment could be passed on to customers, such as AdaptHealth. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to AdaptHealth, resulting in a need to change suppliers. Any change in suppliers AdaptHealth uses could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect AdaptHealth’s results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If AdaptHealth cannot obtain the patient service equipment and supplies it currently uses, or alternatives at similar or favorable prices, AdaptHealth’s ability to provide such products may be severely impacted, which could have an adverse effect on its business, financial condition, results of operations, cash flow, capital resources and liquidity. The COVID-19 pandemic has impacted manufacturing in all of the regions where AdaptHealth’s suppliers manufacture their products. While the global closures and limitations on movement related to COVID-19 were temporary, and while such closures, limitations and related impacts have not materially disrupted AdaptHealth’s supply chain to date, such supply chain disruption remains possible and the financial impact of any such disruption related to COVID-19 cannot be estimated at this time. Should such closures and limitations on movement related to COVID-19 be reinstated or continue for an extended period of time, the impact on our supply chain could materially and adversely affect our business and results of operations.

On June 14, 2021, AdaptHealth received notice from Philips that certain ventilator, BiPAP, and CPAP devices would be included in a Philips voluntary recall due to potential health risks to patients. The polyester-based polyurethane (PE-PUR) sound abatement foam, which is used to reduce sound and vibration in these affected devices, may break down and potentially enter the device’s air pathway and may off-gas certain chemicals. If this occurs, black debris from the foam or certain chemicals released into the device’s air pathway may be inhaled or swallowed by the person using the device. Patients using these devices have been instructed to talk with their health care provider and doctor regarding use on a suitable treatment for their condition.

Since June 14, 2021, AdaptHealth has worked with affected patients to register their device on the Philips recall website and AdaptHealth’s management team has devoted, and will likely continue to devote, substantial time and resources to coordinating recall-related activity and to supporting AdaptHealth’s home healthcare patients’ needs.

AdaptHealth cannot predict the potential legal, regulatory, and financial risks that may arise out of the recall. It is possible that some patients will discontinue use of their device, which could affect AdaptHealth’s ability to continue billing for service. AdaptHealth has been named in and may be subject to future litigation related to the recall, including but not limited to individual and putative class action claims related to personal injury for devices affected by the recall as well as claims regarding repair and replacement of devices affected by the recall. AdaptHealth cannot predict what additional actions will be required of AdaptHealth by the FDA or other state or federal agencies related to the recall.

Currently, it is not possible to purchase these ventilators, Bi-PAP, or CPAP devices from Philips, which has led to shortages in the supply chain, and which has materially affected AdaptHealth’s ability to service patient demand for these devices. This recall may cause AdaptHealth to incur significant costs, some or all of which may not be recoverable from the product manufacturer. The recall may also materially negatively affect AdaptHealth’s business and results of operations as a result of patients not using their impacted devices, current shortages in the availability of both replacement devices for impacted patients and new devices for new patients, patient hesitancy to use respiratory devices generally or other reasons. It is unclear how long the potential shortages could last, but if the inability to purchase these products continues for an extended period of time, the impact could materially and adversely affect AdaptHealth’s business and results of operations. AdaptHealth is closely monitoring the impact of the recall on AdaptHealth’s business and the uncertainty surrounding the availability and supply of devices due to the recall.

Supply chain and labor disruptions could negatively impact AdaptHealth’s businesses.

Many companies recently have experienced increased supply chain and labor challenges. Materials, equipment and labor shortages, shipping, logistics and other delays and other supply chain and related disruptions, whether due to the COVID-19 pandemic or otherwise, have made it more difficult and costly for AdaptHealth to obtain products or services from third parties. If these types of disruptions continue to occur, it would have a material adverse effect on AdaptHealth’s business, financial condition, results of operations and cash flows. Continued labor shortages have driven a significant increase in competition throughout the industry to attract and retain talent and have also led to increased labor costs.

While AdaptHealth seeks to mitigate any cost increases, labor impacts and supply chain delays and shortages, these efforts may not be successful and AdaptHealth may experience adverse impacts due to such factors. AdaptHealth cannot predict the extent of these current trends or other future increases in operating costs. To the extent such costs continue to increase, AdaptHealth may be prevented, in whole or in part, from passing such cost increases through to its existing and prospective customers, or AdaptHealth’s customers may seek other competitive sources due to supply chain delays, which could have a material adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows.

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

For example, on September 9, 2021, President Biden announced a comprehensive national strategy for addressing the COVID-19 pandemic including multiple directives and actions targeted at federal, private-sector, and healthcare employers. The strategy includes regulatory action from the Occupational Safety and Health Administration (“OSHA”) and the Centers for Medicare & Medicaid Services (“CMS”) in addition to two Executive Orders, all of which include sweeping vaccination and COVID-19 safety mandates. Under Executive Order 14042 (the “EO 14042”) and guidance from the Safer Federal Workforce Task Force (“Task Force”) prime contractors and subcontractors working on or in connection with a federal contract or a contract-like instrument, including those for commercial items are subject to a vaccine mandate and CDC workplace safety measures. Unless an accommodation applies, covered contractors are required to have their employees vaccinated for COVID-19. Once implemented into covered contracts, prime and subcontractors will need to comply with these requirements for the entire contract lifecycle, including all option and extension periods. Further, any new guidance issued by the Task Force will be incorporated by reference through these contract clauses and will automatically apply to covered contractors. However, on December 7, 2021, the U.S. District Court for the Southern District of Georgia enjoined EO 14042 nationwide. EO 14042 is currently pending appellate court review and the Task Force continues to indicate there will be no enforcement of any of the EO 14042 requirements absent further notice.

In addition to the federal contractor mandate, on November 5, 2021, OSHA published an emergency temporary standard (“ETS”) requiring employers with 100 or more employees either to establish, implement and enforce (1) a written mandatory vaccination policy; or (2) a written policy that allows employees to choose either to be fully vaccinated or provide proof of regular COVID-19 testing and wear face coverings (if not fully vaccinated). The ETS was effective immediately and required employers to comply with most provisions by December 5, 2021, except for requirements for testing for employees who are not fully vaccinated, which were to take effect on January 4, 2022. However, on November 6, 2021, the United States Court of Appeals for the Fifth Circuit granted an emergency motion to stay enforcement of the ETS. Following additional appellate court review in both the Fifth and Sixth Circuits, the ETS went before the Supreme Court. On January 13, 2022, the Supreme Court held that OSHA did not have the authority to issue the ETS and on January 26, 2022 OHSA withdrew the ETS as a proposed emergency temporary standard. Though it has been withdrawn as an emergency temporary standard, the ETS remains a proposed regulation and may be issued through notice-and-comment rulemaking in the coming months.

Additionally, on November 5, 2021, CMS published an interim final rule with comment titled “Omnibus COVID-19 Health Care Staff Vaccination” (the “IFC”). The IFC establishes COVID-19 vaccination requirements for staff at fifteen (15) types of Medicare- and Medicaid-certified providers/suppliers, including but not limited to hospitals, critical access hospitals, ambulatory surgical centers, hospices, home infusion therapy suppliers, and skilled nursing facilities/nursing facilities. The IFC does not currently apply vaccination requirements to DMEPOS suppliers. A nationwide injunction was issued on November 30, 2021 staying enforcement of the IFC. On December 15, 2021, the injunction was lifted for all but 25 states and on January 13, 2022, the injunction was lifted for the remaining 25 states, with the exception of Texas. On January 19, 2022, following dismissal of the lawsuit in Texas, the IFC became enforceable nationwide. Following these rulings, CMS issued new deadlines for compliance based on the dates each of the injunctions were lifted.

The proposed requirements will be enforced through the existing survey process that applies to certified providers and suppliers, including the potential for imposition of penalties through that existing process. While the IFC is effective immediately, implementation of the requirements of the IFC is divided into two phases - Phase 1 and Phase 2, which have different compliance deadlines for different groups of states. Phase 1 requires that, by either January 27, 2022, February 14, 2022, or February 22, 2022, each provider/supplier subject to the IFC develop and implement policies and procedures containing the elements described in the IFC and ensure that all staff have either: (i) received at least the first dose of a two dose COVID-19 vaccine or the dose of a single dose COVID-19 vaccine, or (ii) have requested a medical or religious exemption or approval of a temporary delay of vaccination for clinical reasons in accordance with CDC recommendations, prior to providing any care, treatment, or other services. Phase 2 requires that, by either February 28, 2022, March 15, 2022, or March 21, 2022, all applicable staff are fully vaccinated for COVID-19, unless granted an exemption or a temporary delay of vaccination. If AdaptHealth does not comply these new regulations related to COVID-19 vaccination and testing protocols for staff, it could be subject to civil monetary penalties, loss of government contracts, denial of payment of new admissions for facilities, and termination from Medicare and Medicaid participation, and referral to a state enforcement agency for application of its other enforcement remedies.

These federal and state mandates, as well additional restrictions imposed by hospital systems or other referrers, could have the effect of increasing employee attrition or retirement and adversely impact the Company’s ability to retain and attract employees concerned about the obligations imposed by such standards or mandates. Additionally, certain parties are currently raising legal challenges in numerous jurisdictions which seek to limit or enjoin these new federal, state, and third-party standards and mandates which create further uncertainty about the potential timing of when or if such standards or restrictions might actually take effect. Depending on the outcome of these legal challenges and the specific provisions of such mandates or standards, if imposed, AdaptHealth may experience labor shortages or increased operating costs which could impact AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth is affected by continuing efforts by private third-party payors to control their costs. If AdaptHealth agrees to lower its reimbursement rates due to pricing pressures from private third-party payors, AdaptHealth’s financial condition and results of operations would likely deteriorate.

AdaptHealth derived approximately 61% and 62% of its net revenue for the years ended December 31, 2021 and 2020, respectively, from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and AdaptHealth may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.

Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.

AdaptHealth generated approximately 27% and 29% of its net revenue for the years ended December 31, 2021 and 2020, respectively, through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.

AdaptHealth generates a significant portion of its revenue from the provision of sleep therapy equipment and supplies to patients, and AdaptHealth’s success is therefore highly dependent its ability to furnish these items.

Approximately 36% and 39% of AdaptHealth’s net revenue for the years ended December 31, 2021 and 2020, respectively, was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies to treat their patients suffering from OSA. There can be no assurance that AdaptHealth will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand or to maintain meaningful market acceptance will harm its business and future prospects.

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

The majority of AdaptHealth’s payor contracts are subject to unilateral termination by either party on between 30 and 90 days’ prior written notice. Such contracts are routinely amended (sometimes by unilateral action by payors regarding payment policy), renegotiated, subjected to a bidding process with AdaptHealth’s competitors, or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed or a payor may enlarge its provider network or otherwise change the way it conducts its business in a way that adversely impacts AdaptHealth’s revenue. In other cases, a payor may reduce its provider network in exchange for lower payment rates. AdaptHealth’s revenue from a payor may also be adversely affected if the payor alters its utilization management expectations and/or administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third-party administrator, network manager or other intermediary. Any reduction in AdaptHealth’s projected revenues as a result of these or other factors could lead to a reduction in AdaptHealth’s revenues. There can be no assurance that AdaptHealth’s payor contracts will not be terminated or altered in ways that are unfavorable to AdaptHealth as a result of renegotiation or such administrative changes. Payors may decide to refer business to their owned provider subsidiaries, such as specialty pharmaceuticals and/or HME networks owned by such payors or by third-party management companies. These activities could materially reduce AdaptHealth’s revenue from these payors.

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

The collection of accounts receivable requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. There can be no assurance that AdaptHealth will be able to improve upon or maintain its current levels of collectability and days sales outstanding in future periods. Further, some of AdaptHealth’s payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. If AdaptHealth is unable to properly bill and collect its accounts receivable, its financial condition and results of operations will be adversely affected. In addition, from time-to-time AdaptHealth is involved in disputes with various parties, including its payors and their intermediaries regarding their performance of various contractual or regulatory obligations. These disputes sometimes lead to legal and other proceedings and cause AdaptHealth to incur costs or experience delays in collections, increases in its accounts receivable or loss of revenue. In addition, in the event such disputes are not resolved in AdaptHealth’s favor or cause AdaptHealth to terminate its relationships with such parties, there may be an adverse impact on its financial condition and results of operations.

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

For example, on June 28, 2019, Solara, which was acquired by AdaptHealth in July 2020, determined that an unauthorized third-party gained access to a limited number of employee email accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Solara was a defendant in a class action regarding the incident in federal court. In October 2021, the parties tentatively agreed to a settlement for a payment of $5.1 million, which will be covered in full by insurance and an escrow established at the time of the Solara acquisition. On January 25, 2022, the plaintiffs filed a Motion for Preliminary Approval of the settlement. As of December 31, 2021, the Company recorded a liability of $5.1 million and a corresponding indemnification asset, which are included in other current liabilities and other current assets, respectively, in the accompanying consolidated balance sheets.

AdaptHealth experiences competition from numerous other home respiratory, mobility equipment and diabetes medical devices and supplies providers, and this competition could adversely affect its revenues and its business.

The home respiratory, mobility equipment and diabetes medical devices and supplies markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. The primary competitive factors are quality considerations such as responsiveness, access to payor contracts, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of AdaptHealth’s competitors may now or in the future have greater financial or marketing resources than AdaptHealth. In addition, in certain markets, competitors may have more effective sales and marketing activities. AdaptHealth’s largest national home respiratory/home medical equipment provider competitors include Apria Healthcare Group Inc., Lincare Holdings Inc. and Rotech Healthcare Inc. The rest of the homecare market in the United States consists of regional providers and product-specific providers, as well as numerous local organizations. Hospitals and health systems are routinely looking to provide coverage and better control of post-acute healthcare services, including homecare services of the types AdaptHealth provides. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value-based purchasing and other payment systems.

New entrants to the home respiratory/home medical equipment and diabetes medical devices and supplies markets could have a material adverse effect on AdaptHealth’s business, results of operations and financial condition. A number of manufacturers of home respiratory equipment currently provide equipment directly to patients on a limited basis. Such manufacturers have the ability to provide their equipment at prices below those charged by AdaptHealth, and there can be no assurance that such direct-to-patient sales efforts will not increase in the future or that such manufacturers will not seek reimbursement contracts directly with AdaptHealth’s third-party payors, who could seek to provide equipment directly to patients from the manufacturer. In addition, pharmacy benefit managers, including CVS Health Corporation and the OptumRx business of UnitedHealth Group Incorporated, could enter the HME market and compete with AdaptHealth. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and have publicly stated an interest in entering the healthcare market. In the event such companies enter the HME market, AdaptHealth may experience a loss of referrals or revenue.

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

Specific integration risks relating to the acquisition of other companies by AdaptHealth may include:

●	difficulties related to combining previously separate businesses into a single unit, including patient transitions, product and service offerings, distribution and operational capabilities and business cultures;
●	availability of financing to the extent needed to fund acquisitions;
●	customer loss and other general business disruption;
●	managing the integration process while completing other independent acquisitions or dispositions;
●	diversion of management’s attention from day-to-day operations;
●	assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;
●	failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements;
●	potentially substantial costs and expenses associated with acquisitions and dispositions;
●	failure to retain and motivate key employees;

●	coordinating research and development activities to enhance the introduction of new products and services;
●	difficulties in establishing and applying AdaptHealth’s internal control over financial reporting and disclosure controls and procedures to an acquired business;
●	obtaining necessary regulatory licenses and payor-specific approvals, which may impact the timing of when AdaptHealth is to bill and collect for services rendered;
●	AdaptHealth’s ability to transition patients in a timely manner may impact AdaptHealth’s ability to collect amounts for services rendered;
●	AdaptHealth’s estimates for revenue accruals during the integration of acquisitions may require adjustments in future periods as the transition of patient information is finalized; and
●	delays in obtaining new government and commercial insurance payor identification numbers for acquired branches, resulting in a slowdown and/or loss of associated revenue.

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

Political and economic conditions, including significant global or regional developments such as economic and political events, international conflicts (including the escalating conflict in Ukraine), natural disasters and public health crises that are out of AdaptHealth’s control, could adversely affect its revenue, financial condition and results of operations.

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

We may be negatively impacted by inflation.

Increases in inflation may have an adverse effect on AdaptHealth. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. Continuing increases in inflation could impact the overall demand for AdaptHealth’s products and services, its costs for labor, material and services and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. Inflation may also result in higher interest rates, which in turn would result in higher interest expense related to AdaptHealth’s variable rate indebtedness and any borrowings it undertakes to refinance existing fixed rate indebtedness.

AdaptHealth currently outsources, and from time to time in the future may outsource, a portion of its internal business functions to third-party providers. Outsourcing these functions has significant risks, and AdaptHealth’s failure to manage these risks successfully could materially adversely affect its business, results of operations, and financial condition.

AdaptHealth currently, and from time to time in the future, may outsource portions of its internal business functions, including billing and administrative functions relating to revenue cycle management, to third-party providers in India and the Philippines. These third-party providers may not comply on a timely basis with all of AdaptHealth’s requirements, or may not provide AdaptHealth with an acceptable level of service. In addition, AdaptHealth’s reliance on third-party providers could have significant negative consequences, including significant disruptions in its operations and significantly increased costs to undertake its operations, either of which could damage AdaptHealth’s relationships with its customers. In addition, AdaptHealth’s outsourced functions may be negatively impacted by any number of factors, including political unrest; public health crises; including the COVID-19 pandemic, social unrest; terrorism; war; vandalism; currency fluctuations; changes to the law of India, the Philippines, the United States or any of the states or other jurisdictions in which AdaptHealth does business or outsources operations; or increases in the cost of labor and supplies in India and the Philippines or any other jurisdiction in which AdaptHealth outsources any portion of its internal business functions. AdaptHealth’s outsourced operations may also be affected by trade restrictions, such as tariffs or other trade controls. As a result of its outsourcing activities, it may also be more difficult for AdaptHealth to recruit and retain qualified employees for its business needs at any time. AdaptHealth’s failure to successfully outsource certain of its business functions could materially adversely affect its business, results of operations, and financial condition.

Risks Related to Regulation

AdaptHealth’s revenue could be impacted by federal and state changes to reimbursement and other Medicaid and Medicare policies.

AdaptHealth derived approximately 28% and 28% of its net revenue for the years ended December 31, 2021 and 2020, respectively from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. For example, the Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits.

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

The CARES Act also provides for a temporary suspension of reduced rates for items and services provided by AdaptHealth. Under existing regulations, CMS applies a blended payment rate for DME furnished in rural or noncontiguous non-competitive bidding areas. Pursuant to provisions of the CARES Act, through the end of the public health emergency that blended rate will be based on 50% of the adjusted fee schedule amount (adjusted based on competitively bid prices) and 50% of the unadjusted DMEPOS fee schedule amount. Under prior law, DME furnished in non-rural or contiguous areas would not have been eligible for this blended rate, and instead many DMEPOS suppliers would likely have experienced reduced payments reflecting competitively bid prices. On October 27, 2020, CMS proposed extending the 50/50 transitional blended rate through April 1, 2021 or the end of the public health emergency, whichever was later. On December 28, 2021, CMS permanently finalized the temporary 50/50 blended rate for rural and noncontiguous non-competitive bidding areas. The CARES Act introduced a new blended rate for DME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. On December 28, 2021, CMS confirmed that the 75/25 blended rate would continue only through the duration of the public health emergency. For non-rural or contiguous non-competitive bidding areas, the blended rate will revert to 100% of the Medicare fee schedule at the end of the public health emergency. On January 14, 2022, HHS extended the public health emergency previously renewed on January 7, 2021, April 15, 2021, July 19, 2021, and October 15, 2021, for 90 days.

The October 27, 2020 CMS proposed rules also proposed different payment models for the period after the end of the public health emergency, which has been extended through April 16, 2022. The proposed rule provides for different blended rates based on a patient’s location. CMS indicated it is considering extending the transitional adjustments to the fee schedule for product categories that were not awarded in the DMEPOS Competitive Bidding Program. In the October 27 proposed rule, CMS has also proposed adding coverage under the DME benefit for adjunctive or non - therapeutic CGMs (i.e. CGMs used by Medicare beneficiaries who must verify their glucose levels with a blood glucose monitor). While AdaptHealth cannot predict what Medicare payment rates or coverage determinations will be in effect in future years, changes to payment rates or benefit coverages may materially impact its financial condition and results of operations.

The CARES Act temporarily suspends the 2% payment adjustment currently applied to all Medicare fee-for-service claims due to sequestration. The suspension was extended through December 31, 2021 in Public Law 117-7, an act to prevent across-the-board direct spending cuts, and for other purposes. On December 10, 2021, the “Protecting Medicare and American Farmers from Sequester Cuts Act” was signed into law, extending the suspension of the 2% sequestration through March 31, 2022. This law also contained a phase-in of sequestration, implementing a 1% payment adjustment from April 1, 2022 through June 30 2022. The law provides that the 2% payment adjustment will be reinstated beginning on July 1, 2022. Unless Congress further extends the suspension or unless CMS and MACs issues guidance or interpret the law in a manner that limits the reinstatement of sequestration, the payment adjustment may adversely affect AdaptHealth. Additionally, the impact of the planned termination of temporary suspension of sequestration for Medicare Advantage may depend on specific AdaptHealth individual contracts with Medicare Advantage Organizations.

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

On December 28, 2021, CMS issued a final rule addressing, among other topics: (1) DMEPOS fee schedule adjustments; and (2) classification and payment for continuous glucose monitors (“CGM”). First, on or after the earlier of April 16, 2022 or the end of the COVID-19 public health emergency (“PHE”), for DMEPOS items furnished in non-competitive bidding areas (“CBA”) rural areas, and non-CBA non-contiguous areas, CMS will permanently pay suppliers the 50/50 blend of adjusted and unadjusted fee schedule rates for furnishing items and services—this 50/50 blended rate was formerly transitional. For non-CBA contiguous, non-rural areas, CMS will pay suppliers 100 percent of the adjusted fee schedule rates using information from the DMEPOS competitive bid program (“CBP”). CMS also finalized CARES Act mandated temporary increases to certain DME payment rates from March 6, 2020 through the duration of the PHE. The final rule also includes the fee schedule adjustment for 2022 based on the annual change to the Consumer Pricing Index for all urban areas (CPI-U). Based on the CPI-U, former CBAs will receive a 5% update and the non-CBA blended fees will receive between 5.1% (the unadjusted fee update) and 5.4% (the adjusted fee update). CMS expanded the classification of DME to a larger category of CGMs, regardless of whether they are non-adjunctive (replace a traditional blood glucose monitors) or adjunctive (do not replace a traditional blood glucose monitors), as long as such CGMs satisfy the regulatory definition of DME (i.e. can withstand repeated use for at least 3 years).

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

CMS has established and maintains a Master List of Items Frequently Subject to Unnecessary Utilization of certain DMEPOS items identified as being subject to unnecessary utilization. This list identifies items that CMS has determined could potentially be subject to prior authorization as a condition of Medicare payment. Since 2012, CMS has also maintained a list of categories of DMEPOS items that require face-to-face encounters with practitioners and written orders before the DMEPOS supplier may furnish the items to beneficiaries. In a final rule issued in 2019, CMS combined and harmonized the two lists to create a single unified list (the “Master List”). CMS also reduced the financial threshold for inclusion on the Master List. With certain exceptions for reductions in Payment Threshold (defined as an average purchase fee of $1,000 or greater, adjusted annually for inflation, or an average monthly rental fee of $100 or greater, adjusted annually for inflation), items remain on the Master List for ten years from the date the item was added to the Master List. The presence of an item on the Master List does not automatically mean that prior authorization is required. Under the 2019 final rule, CMS selects items from the Master List for inclusion on the “Required Prior Authorization List.” The expanded Master List would increase the number of DMEPOS items potentially eligible to be selected for prior authorization, face-to-face encounter and written order prior to delivery requirements as a condition of payment. CMS has added certain items that are part of AdaptHealth’s product lines to the Master List and CMS may include the Company’s products on the Required Prior Authorization List. In January 2022, CMS added thirty-one HCPCS codes to the Master List, and eleven HCPCS codes, related to power mobility devises and lower limb and lumbar-sacral orthoses, to the Required Prior Authorization List. These additions will be implemented in three phases broken down by state, with phase one beginning April 13, 2022. If CMS adds additional products to the Master List, expands the list of items subject to prior authorization, or expands face-to-face encounter requirements or provisions requiring a written order prior to deliver, these changes may adversely impact AdaptHealth’s revenue, financial condition and results from operations.

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

In many instances, there are only limited publicly available guidelines and methodologies for determining errors with certain audits. As a result, there can be a significant lack of clarity regarding required documentation and audit methodology. The clarity and completeness of each patient medical file, some of which is the work product of physicians not employed by AdaptHealth, is essential to successfully challenging any payment denials. For example, certain provisions under CMS guidance manuals, local coverage determinations, and the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and other government contractors have taken the position, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. If treating physicians do not adequately document, among other things, their diagnoses and plans of care, the risks that the Company will be subject to audits and payment denials are likely to increase. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual supplier and industry-wide perceived error rates. High error rates could lead to further audit activity and regulatory burdens, and could result in AdaptHealth making significant refunds and other payments to Medicare and other government programs. Accordingly, AdaptHealth’s future revenues and cash flows from government healthcare programs may be reduced. Private payors also may conduct audits and may take legal action to recover alleged overpayments. AdaptHealth could be adversely affected in some of the markets in which it operates if the auditing payor alleges substantial overpayments were made to AdaptHealth due to coding errors or lack of documentation to support medical necessity determinations. AdaptHealth cannot currently predict the adverse impact these measures might have on its financial condition and results of operations, but such impact could be material.

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

All Medicare DMEPOS Competitive Bidding Program contracts expired on December 31, 2018, and, as a result, there is a temporary gap in the entire DMEPOS Competitive Bidding Program that CMS stated would last until December 31, 2020, and be replaced by a single round of competition named “Round 2021” which consolidated the competitive bidding areas (“CBAs”) included in the Round 1 2017 and Round 2 Recompete DMEPOS Competitive Bidding Programs. Round 2021 contracts became effective on January 1, 2021 and extend through December 31, 2023. CMS included 16 product categories in the Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that Round 2021 contract awards would only be made for off-the-shelf (OTS) knee and back braces. For the years ended December 31, 2021 and 2020, net revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth expects to obtain contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.

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

AdaptHealth has identified a number of areas throughout its operations, including revenue cycle management and fulfilment logistics, where it intends to centralize and/or modify current processes or systems in order to attain a higher level of productivity or ensure compliance. Failure to achieve the cost savings or enhanced quality control expected from the successful design and implementation of such initiatives may adversely impact AdaptHealth’s financial condition and results of operations. Additionally, Medicare and Medicaid often change their documentation requirements with respect to claims submissions. The standards and rules for healthcare transactions, code sets and unique identifiers also continue to evolve, such as ICD 10 and HIPAA 5010 and other data security requirements. Moreover, government programs and/or commercial insurance payors may have difficulties administering new standards and rules for healthcare transactions and this may adversely affect timelines of payment or payment error rates. The DMEPOS Competitive Bidding Program also imposes new reporting requirements on contracted providers. Failure by AdaptHealth to successfully design and implement system or process modifications could have a significant impact on its operations and financial condition. From time to time, AdaptHealth’s outsourced contractors for certain information systems functions, such as Brightree LLC and Parachute Health LLC, may make operational, leadership or other changes that could impact AdaptHealth’s plans and cost-savings goals. The implementation of many of the new standards and rules will require AdaptHealth to make substantial investments. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations. If AdaptHealth’s implementation efforts related to systems development are unsuccessful, AdaptHealth may need to write off amounts that it has capitalized related to systems development projects. Additionally, if systems development implementations do not occur, AdaptHealth may need to incur additional costs to support its existing systems.

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

Braden Partners, L.P. (“BP”), d/b/a Pacific Pulmonary Services (“PPS”), which was acquired by AdaptHealth in May 2018, entered into a five-year CIA with the OIG-HHS, effective March 31, 2017, concurrent with the execution of a settlement agreement with the United States, acting through the DOJ and on behalf of the OIG-HHS. The CIA imposes certain compliance, auditing (including by an independent review organization), self-reporting and training requirements with which BP must comply. If BP fails to comply with the terms of its CIA, it could be subjected to substantial monetary penalties and/or suspension or exclusion from participation in federal healthcare programs. Any such suspension, exclusion or termination would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on the results of BP’s operations. The imposition of monetary penalties and/or termination of contracts with respect to BP could adversely affect AdaptHealth’s profitability and financial condition. The CIA has a five-year term which is expected to expire by April 1, 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG-HSS confirmed that the CIA’s risk adjustment requirements and independent claims review would only apply to the operations of BP and therefore no operations of AdaptHealth or any other affiliate are subject to these CIA requirements following the acquisition. On December 16, 2021, the OIG-HHS notified PPS that its report for the period ended March 31, 2021 had been accepted and PPS had satisfied its obligations under the CIA as of such date.

Risks Related to Our Financial Condition

If AdaptHealth were required to write down all or part of its goodwill its net earnings and net worth could be materially adversely affected.

Goodwill represents a significant portion of AdaptHealth’s assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, or if any triggering events are identified on an interim basis indicating a possible impairment of goodwill, we are required to write down all or a significant part of AdaptHealth’s goodwill, our net earnings and net worth would be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. AdaptHealth had $3.5 billion of goodwill recorded on its Consolidated Balance Sheets at December 31, 2021. It is not possible at this time to determine if there will be any future impairment charge, or if there is, whether such charges would be material. Subsequent to December 31, 2021, AdaptHealth experienced a decline in its market capitalization as a result of a decline in AdaptHealth’s stock price, and if this decline continues for a sustained period of time, AdaptHealth may be required to perform a goodwill impairment assessment at an interim period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.

AdaptHealth may not be able to generate sufficient cash flow to cover required payments or comply with financial and operating covenants under its long-term debt and long-term operating leases.

Failure to generate sufficient cash flow to cover required payments or comply with financial and operating covenants under AdaptHealth’s long-term debt and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt or operating lease arrangements, which could harm its operating subsidiaries. AdaptHealth may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, AdaptHealth’s current indebtedness contain restrictive covenants and require AdaptHealth to maintain or satisfy specified coverage tests. These restrictions and financial and operating covenants include, among other things, requirements with respect to total leverage ratios and an interest charge coverage ratio. These restrictions may interfere with AdaptHealth’s ability to obtain additional advances under its existing credit facility or to obtain new financing or to engage in other business activities, which may inhibit AdaptHealth’s ability to grow its business and increase revenue. In addition, failure by AdaptHealth to comply with these restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of its debt.

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

Certain of AdaptHealth’s indebtedness, including LIBOR Rate Loans under its credit facility, bears interest at variable interest rates that use LIBOR as a benchmark rate. LIBOR is the subject of recent proposals for reform and, on March 5, 2021, the LIBOR Administrator announced that it will cease publication of U.S. dollar LIBOR for the most common tenors (overnight and one, three, six and twelve months) as of June 30, 2023. The Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in an increase in the interest cost of AdaptHealth’s variable rate indebtedness. In the event that LIBOR is no longer available as a reference rate or is replaced by SOFR in the future, AdaptHealth’s credit facility permits its lenders, in good faith, to unilaterally suspend maintaining LIBOR Rate Loans under the credit facility and to adopt a new rate, such as SOFR. As a result, AdaptHealth may need to renegotiate its outstanding indebtedness or incur other indebtedness, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our business, financial condition and results of operations.

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

Factors affecting the trading price of our Common Stock may include:

●	the COVID-19 pandemic;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts, investors or our guidance in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning AdaptHealth or the home medical equipment industry in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving us;
●	inability to quickly remediate material weaknesses or the continued identification of material weaknesses in internal control over financial reporting;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Common Stock available for public sale;
●	any major change in our board of directors or management;

●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism, including the escalating conflict in Ukraine.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls, and we may continue to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of AdaptHealth Holdings as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable to us after the transactions completed pursuant to the Agreement and Plan of Merger, dated as of July 8, 2019, by and among DFB Healthcare Acquisitions Corp. a Delaware corporation, DFB Merger Sub LLC, a Delaware limited liability company, our wholly owned subsidiary, AdaptHealth Holdings, AH Representative LLC, BM AH Holdings, LLC, Access Point Medical Inc. and, solely for the purposes described therein, Clifton Offshore Investments L.P., a British Virgin Islands limited partnership, BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, BMSB L.P. a Delaware limited partnership, BlueMountain Fursan Fund L.P. a Cayman Islands exempted limited partnership (the "Business Combination"). Further, as we are no longer an emerging growth company, our independent registered public accounting firm was required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 as of December 31, 2021. As described in Item 9A. “Controls and Procedures”, our independent registered public accounting firm has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of December 31, 2021. In the future, our independent registered public accounting firm may issue a report that is adverse in the event that it continues to not be satisfied with the level at which our controls are documented, designed or operating. If we are not able to implement additional internal controls and procedures in accordance with the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to conclude that our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock.

As described in Item 9A. “Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of December 31, 2020 as described in our December 31, 2020 Annual Report on Form 10-K/A. We have taken a number of measures to remediate the material weaknesses identified as of December 31, 2020 as described in Item 9A. “Controls and Procedures”. In addition, we concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting which were identified in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2021. With respect to the material weaknesses identified as of December 31, 2021, we plan to implement measures to remediate such material weaknesses as described in Item 9A. “Controls and Procedures”; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us. In addition, we have and will continue to incur additional costs to remediate the material weaknesses in our internal control over financial reporting that are described in Item 9A. “Controls and Procedures”.

Certain of our principal stockholders have significant influence over us.

As of December 31, 2021, Q Management Services (PTC) Ltd., as Trustee of Everest Trust, beneficially owned approximately 11.45% of our Common Stock, assuming the exercise of 665,628 private placement warrants held by Clifton Bay Offshore Investments L.P. and 41,473 private placement warrants held by Quadrant Management LLC. As of December 31, 2021, the OEP Purchaser beneficially owned approximately 9.95% of our Common Stock. As long as Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and/or the OEP Purchaser own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our Charter or Amended and Restated Bylaws (our “Bylaws”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

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

Certain of AdaptHealth’s executive officers and certain directors have limited experience in the management of a publicly traded company. AdaptHealth’s management team may not successfully or effectively manage a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

Simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Common Stock at $11.50 per share. As of December 31,

2021, there were 4,056,427 private placement warrants outstanding, which have an expiration date of November 20, 2024. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.

Because we are no longer an "emerging growth company" as defined in the JOBS Act, we may incur additional expenses and devote increased management time to compliance with additional disclosures that are applicable to companies that are not emerging growth companies.

While we were an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, we were permitted to take advantage of reduced regulatory and reporting requirements that were not otherwise generally available to public companies. These included, without limitation, (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Because we are no longer an emerging growth company, we have and expect to incur additional costs associated with the heightened reporting requirements described above, including the requirement to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Our independent registered public accounting firm was required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 as of December 31, 2021. As described in Item 9A. “Controls and Procedures”, our independent registered public accounting firm has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of December 31, 2021. We have and will continue to incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We no longer qualify as a smaller reporting company based on our closing share price and the market value of our common shares held by non-affiliates as of June 30, 2021. As a smaller reporting company, we were exempted from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. Decreased disclosures in our prior SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects when compared to our SEC filings as a “smaller reporting company”.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of our offices and facilities. Our corporate headquarters currently consists of approximately 15,500 square feet in an office building located at 220 Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania, 19462. In addition to our corporate headquarters, we lease facilities for our operating locations, billing centers, and other warehouse and office space. All facilities are leased pursuant to operating leases. We believe that our facilities are suitable and adequate for our planned needs.

Item 3. Legal Proceedings

See Item 1. “Business—Legal Proceedings.” and Item 1A. “Risk Factors”.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price of and Dividends on Registrant’s Common Equity and Related Stockholder Matters; Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently listed on Nasdaq under the symbol “AHCO.” Through November 8, 2019, our common stock was quoted under the symbol “DFB.” As of February 25, 2022, there were 89 holders of record of shares of our Common Stock. Such number does not include beneficial owners holding our securities through nominee names.

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

Acquisitions

As partial consideration for certain of our acquisitions completed during the three months ended December 31, 2021, we issued 215,054 shares of Common Stock to certain former equity holders of the companies acquired. The shares of Common Stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with AdaptHealth Corp.’s (“AdaptHealth” or the “Company”) consolidated financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors”, of this Annual Report on Form 10-K.

AdaptHealth Corp. Overview

AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2021, AdaptHealth serviced approximately 3.8 million patients annually in all 50 states through its network of 757 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has impacted AdaptHealth’s business, as well as its patients, communities, and employees. AdaptHealth’s priorities during the COVID-19 pandemic remain protecting the health and safety of its employees (including patient-facing employees providing respiratory and other services), maximizing the availability of its services and products to support patient health needs, and maintaining the operational and financial stability of its business.

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

AdaptHealth increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact AdaptHealth’s cash receipts for services provided until such time all amounts have been recouped. During the year ended December 31, 2021, CMS has recouped a total of $36.7 million. As of December 31, 2021, AdaptHealth has deferred a total of $12.8 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheets. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million. Subsequent to April 2020, AdaptHealth completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, AdaptHealth recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. During the fourth quarter of each of the years ended December 31, 2021 and 2020, the Company recognized grant income of $10.6 million and $14.3 million, respectively, related to the PRF payments determined to comply with conditions associated with the grant.

HHS has indicated that the CARES Act PRF are subject to ongoing reporting and changes to the terms and conditions, and there have been several updates to such reporting requirements and terms and conditions since they were issued by HHS. Such updates have related to changes to the guidance regarding utilization of the funds granted from the PRF and updates to the reporting requirements of such funds, among other updates. To the extent that there is any future updated guidance from HHS or modifications to the terms and conditions, it may affect AdaptHealth’s ability to comply and AdaptHealth could be required to reverse the recognition of the grant income recorded and return a portion of the funds received, which could be material to AdaptHealth. AdaptHealth is continuing to monitor the terms and conditions issued by HHS. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS.

Also, as permitted under the CARES Act, AdaptHealth elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, AdaptHealth deferred $8.6 million under this provision. AdaptHealth paid $4.3 million on January 4, 2022 and the remaining balance of $4.3 million is expected to be paid shortly after December 31, 2022. As of December 31, 2021, $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the consolidated balance sheets.

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material impact on AdaptHealth’s consolidated operating results initially, AdaptHealth has experienced declines in net revenue in certain services associated with elective medical procedures (such as commencement of new CPAP services and medical equipment and orthopedic supply related to facility discharges), and such declines may continue during the duration of the COVID-19 pandemic. Offsetting these declines in net revenue, AdaptHealth has experienced an increase in net revenue related to increased demand for certain respiratory products (such as oxygen), increased sales in its resupply businesses (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders) and the one-time sale of certain respiratory equipment (primarily ventilators, bi-level PAP devices and oxygen concentrators) to hospitals and local health agencies. Additionally, the suspension of Medicare sequestration (resulting in an approximate 2% increase in Medicare payments to all providers through March 31, 2022 and a 1% increase from April 1, 2022 through June 30, 2022 (when the suspension of Medicare sequestration ends), and regulatory guidance from CMS expanding telemedicine and reducing documentation requirements during the emergency period, have resulted in increased net revenues for certain products and services.

The full extent of the impact of the COVID-19 pandemic on AdaptHealth’s business, results of operations, and financial condition is highly uncertain and will depend on future developments and numerous evolving factors that it may not be able to accurately predict, and could be material to AdaptHealth’s consolidated financial statements in future reporting periods. For additional information on risk factors that could impact AdaptHealth’s results, refer to Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

Key Components of Operating Results

Net Revenue. Net revenue is recorded for services that AdaptHealth provides to patients for home healthcare equipment, medical supplies to the home and related services. AdaptHealth’s primary service lines are (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from OSA, (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. Revenues are recorded either (x) at a point in time for the sale of supplies and disposables, or (y) over the service period for equipment rental (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment), at amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers.

Cost of Net Revenue. Cost of net revenue primarily includes the cost of non-capitalized medical equipment and supplies, distribution expenses, labor costs, facilities rental costs, revenue cycle management costs and depreciation for capitalized patient equipment. Distribution expenses represent the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries, benefits and other costs related to drivers and dispatch personnel; and amounts paid to couriers.

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

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. Refer to Note 3, Acquisitions, included in our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K for additional information regarding AdaptHealth’s acquisitions.

Debt and Recapitalization

In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2030 (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. In January 2021, AdaptHealth issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes due 2029 (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. In July 2020, AdaptHealth issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021. Refer to the section below, titled Liquidity and Capital Resources, for additional discussion related to AdaptHealth’s senior unsecured notes.

In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement with its existing bank group, which was subsequently amended in April 2021 (the “2021 Credit Agreement”). Refer to the section below, titled Liquidity and Capital Resources, for additional discussion related to the 2021 Credit Agreement.

In July 2020, AdaptHealth refinanced its then current debt borrowings and entered into a new credit agreement with a new bank group (the “2020 Credit Agreement”). The 2020 Credit Agreement consisted of a $250 million term loan (the “2020 Term Loan”) and $200 million in commitments for revolving credit loans. The amount borrowed under the 2020 Term Loan bore interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined in the 2020 Credit Agreement) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined in the 2020 Credit Agreement). Outstanding amounts borrowed under the 2020 Credit Agreement were repaid in full in connection with the January 2021 refinancing transaction discussed above.

In March 2019, AdaptHealth restructured its then existing debt borrowings, which consisted of a $300 million initial term loan, $50 million delayed draw term loan, and $75 million revolving credit facility. In November 2019, the Company repaid $50 million under the initial term loan. Outstanding amounts borrowed under such credit facility were repaid in full in connection with the July 2020 refinancing transaction discussed above.

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

Key Business Metrics

AdaptHealth focuses on net revenue, EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex as it reviews its performance. Total net revenue is comprised of net sales revenue and net revenue from fixed monthly equipment reimbursements less implicit price concessions. Net sales revenue consists of revenue recognized at a point in time for the sale of supplies and disposables. Net revenue from fixed monthly equipment reimbursements consists of revenue recognized over the service period for equipment (including, but not limited to, CPAP machines, oxygen concentrators, ventilators, hospital beds, wheelchairs and other equipment).

	Three Months Ended
	March 31, 2021		June 30, 2021		September 30, 2021		December 31, 2021
Net Revenue		Revenue		Revenue		Revenue		Revenue		Revenue
(in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Total	Percentage

	(Unaudited)
Net sales revenue - Point in time
Sleep	$128,682	26.7%	$163,331	26.5%	$173,359	26.5%	$188,758	26.9%	$654,130	26.6%
Diabetes	95,017	19.7%	123,314	20.0%	134,228	20.5%	175,523	25.0%	528,082	21.5%
Supplies to the home	41,363	8.6%	42,675	6.9%	42,441	6.5%	41,351	5.9%	167,830	6.8%
Respiratory	5,621	1.2%	13,154	2.1%	6,228	1.0%	6,013	0.9%	31,016	1.3%
HME	24,156	5.0%	30,360	4.9%	30,989	4.7%	32,010	4.6%	117,515	4.8%
Other	22,426	4.6%	27,763	4.5%	44,926	7.0%	45,718	6.4%	140,833	5.8%
Total Net sales revenue	$317,265	65.8%	$400,597	64.9%	$432,171	66.2%	$489,373	69.7%	$1,639,406	66.8%

Net revenue from fixed monthly equipment reimbursements
Sleep	$48,109	10.0%	$66,335	10.8%	$62,755	9.6%	$60,053	8.6%	$237,252	9.7%
Diabetes	2,853	0.6%	3,216	0.5%	3,722	0.6%	3,332	0.5%	13,123	0.5%
Respiratory	83,454	17.3%	111,528	18.1%	117,918	18.0%	114,370	16.3%	427,270	17.4%
HME	20,380	4.2%	24,431	4.0%	26,043	4.0%	25,082	3.6%	95,936	3.9%
Other	10,058	2.1%	10,910	1.7%	10,684	1.6%	9,896	1.3%	41,548	1.7%
Total Net revenue from fixed monthly equipment reimbursements	$164,854	34.2%	$216,420	35.1%	$221,122	33.8%	$212,733	30.3%	$815,129	33.2%

Total net revenue
Sleep	$176,791	36.7%	$229,666	37.3%	$236,114	36.1%	$248,811	35.5%	$891,382	36.3%
Diabetes	97,870	20.3%	126,530	20.5%	137,950	21.1%	178,855	25.5%	541,205	22.0%
Supplies to the home	41,363	8.6%	42,675	6.9%	42,441	6.5%	41,351	5.9%	167,830	6.8%
Respiratory	89,075	18.5%	124,682	20.2%	124,146	19.0%	120,383	17.2%	458,286	18.7%
HME	44,536	9.2%	54,791	8.9%	57,032	8.7%	57,092	8.2%	213,451	8.7%
Other	32,484	6.7	38,673	6.2%	55,610	8.6%	55,614	7.7%	182,381	7.5%
Total net revenue	$482,119	100.0%	$617,017	100.0%	$653,293	100.0%	$702,106	100.0%	$2,454,535	100.0%

	Three Months Ended
	March 31, 2020		June 30, 2020		September 30, 2020		December 31, 2020
Net Revenue		Revenue		Revenue		Revenue		Revenue		Revenue
(in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Total	Percentage

	(Unaudited)
Net sales revenue - Point in time
Sleep	$68,894	36.0%	$84,421	36.4%	$74,655	26.2%	$84,890	24.4%	$312,860	29.6%
Diabetes	5,307	2.8%	6,372	2.7%	52,887	18.6%	94,924	27.2%	159,490	15.1%
Supplies to the home	28,032	14.6%	27,868	12.0%	44,579	15.7%	45,145	13.0%	145,624	13.8%
Respiratory	2,768	1.4%	18,114	7.8%	5,152	1.8%	2,571	0.7%	28,605	2.7%
HME	11,579	6.0%	12,727	5.5%	14,998	5.3%	18,725	5.4%	58,029	5.5%
Other	12,393	6.5%	11,463	4.9%	14,869	5.2%	15,964	4.6%	54,689	5.2%
Total Net sales revenue	$128,973	67.3%	$160,965	69.3%	$207,140	72.8%	$262,219	75.3%	$759,297	71.9%

Net revenue from fixed monthly equipment reimbursements
Sleep	$22,669	11.8%	$22,644	9.8%	$24,971	8.8%	$28,077	8.1%	$98,361	9.3%
Diabetes	—	—%	—	—%	946	0.3%	1,521	0.4%	2,467	0.2%
Respiratory	25,007	13.1%	30,856	13.3%	32,269	11.3%	35,728	10.3%	123,860	11.7%
HME	12,177	6.4%	13,262	5.7%	14,256	5.0%	16,152	4.6%	55,847	5.3%
Other	2,613	1.4%	4,389	1.9%	4,823	1.8%	4,732	1.3%	16,557	1.6%
Total Net revenue from fixed monthly equipment reimbursements	$62,466	32.7%	$71,151	30.7%	$77,265	27.2%	$86,210	24.7%	$297,092	28.1%

Total net revenue
Sleep	$91,563	47.8%	$107,065	46.2%	$99,626	35.0%	$112,967	32.5%	$411,221	38.9%
Diabetes	5,307	2.8%	6,372	2.7%	53,833	18.9%	96,445	27.6%	161,957	15.3%
Supplies to the home	28,032	14.6%	27,868	12.0%	44,579	15.7%	45,145	13.0%	145,624	13.8%
Respiratory	27,775	14.5%	48,970	21.1%	37,421	13.1%	38,299	11.0%	152,465	14.4%
HME	23,756	12.4%	25,989	11.2%	29,254	10.3%	34,877	10.0%	113,876	10.8%
Other	15,006	7.9	15,852	6.8%	19,692	7.0%	20,696	5.9%	71,246	6.8%
Total net revenue	$191,439	100.0%	$232,116	100.0%	$284,405	100.0%	$348,429	100.0%	$1,056,389	100.0%

	Three Months Ended
	March 31, 2019		June 30, 2019		September 30, 2019		December 31, 2019
Net Revenue		Revenue		Revenue		Revenue		Revenue		Revenue
(in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Total	Percentage

	(Unaudited)
Net sales revenue - Point in time
Sleep	$47,127	39.4%	$50,433	40.6%	$59,117	43.3%	$67,865	45.4%	$224,542	42.4%
Diabetes	—	—%	—	—%	—	—%	—	—%	—	—%
Supplies to the home	2,029	1.7%	1,915	1.6%	1,966	1.4%	1,850	1.2%	7,760	1.5%
Respiratory	1,279	1.1%	1,445	1.2%	1,397	1.0%	1,659	1.1%	5,780	1.1%
HME	10,489	8.8%	10,236	8.2%	10,873	8.0%	10,889	7.3%	42,487	8.0%
Other	8,032	6.7%	8,967	7.2%	9,711	7.1%	9,172	6.2%	35,882	6.7%
Total Net sales revenue	$68,956	57.7%	$72,996	58.8%	$83,064	60.8%	$91,435	61.2%	$316,451	59.7%

Net revenue from fixed monthly equipment reimbursements
Sleep	$18,057	15.1%	$18,944	15.3%	$20,761	15.2%	$23,084	15.4%	$80,846	15.3%
Diabetes	—	—%	—	—%	—	—%	—	—%	—	—%
Respiratory	20,429	17.1%	20,009	16.1%	19,646	14.4%	21,334	14.3%	81,418	15.4%
HME	10,243	8.6%	10,202	8.2%	11,088	8.1%	11,436	7.6%	42,969	8.1%
Other	1,813	1.5%	2,003	1.6%	1,892	1.5%	2,252	1.5%	7,960	1.5%
Total Net revenue from fixed monthly equipment reimbursements	$50,542	42.3%	$51,158	41.2%	$53,387	39.2%	$58,106	38.8%	$213,193	40.3%

Total net revenue
Sleep	$65,184	54.5%	$69,377	55.9%	$79,878	58.5%	$90,949	60.8%	$305,388	57.7%
Diabetes	—	—%	—	—%	—	—%	—	—%	—	—%
Supplies to the home	2,029	1.7%	1,915	1.6%	1,966	1.4%	1,850	1.2%	7,760	1.5%
Respiratory	21,708	18.2%	21,454	17.3%	21,043	15.4%	22,993	15.4%	87,198	16.5%
HME	20,732	17.4%	20,438	16.4%	21,961	16.1%	22,325	14.9%	85,456	16.1%
Other	9,845	8.2%	10,970	8.8%	11,603	8.6%	11,424	7.7%	43,842	8.2%
Total net revenue	$119,498	100.0%	$124,154	100.0%	$136,451	100.0%	$149,541	100.0%	$529,644	100.0%

Results of Operations

Comparison of Year Ended December 31, 2021 and Year Ended December 31, 2020.

The following table summarizes AdaptHealth’s consolidated results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$2,454,535	100.0%	$1,056,389	100.0%	$1,398,146	132.4%
Grant income	10,595	0.4%	14,277	1.4%	(3,682)	NM %
Costs and expenses:
Cost of net revenue	2,008,925	81.8%	898,601	85.1%	1,110,324	123.6%
General and administrative expenses	167,505	6.8%	89,346	8.5%	78,159	87.5%
Depreciation and amortization, excluding patient equipment depreciation	63,095	2.6%	11,373	1.1%	51,722	454.8%
Total costs and expenses	2,239,525	91.2%	999,320	94.7%	1,240,205	124.1%
Operating income	225,605	8.8%	71,346	5.3%	154,259	216.2%
Interest expense, net	95,195	3.9%	41,430	3.9%	53,765	129.8%
Loss on extinguishment of debt	20,189	0.8%	5,316	0.5%	14,873	NM %
Change in fair value of contingent consideration common shares liability	(29,389)	(1.2)%	98,717	9.3%	(128,106)	NM %
Change in fair value of warrant liability	(53,181)	(2.2)%	135,368	12.8%	(188,549)	NM %
Other (income) loss, net	1,832	0.1%	(3,444)	(0.3)%	5,276	NM %
Income (loss) before income taxes	190,959	7.4%	(206,041)	(20.9)%	397,000	(192.7)%
Income tax expense (benefit)	32,806	1.3%	(11,955)	(1.1)%	44,761	NM %
Net income (loss)	158,153	6.1%	(194,086)	(19.8)%	352,239	(181.5)%
Income (loss) attributable to noncontrolling interests	1,978	0.1%	(32,454)	(3.1)%	34,432	NM %
Net income (loss) attributable to AdaptHealth Corp.	$156,175	6.0%	$(161,632)	(16.7)%	$317,807	(196.6)%

Net Revenue. Net revenue for the years ended December 31, 2021 and 2020 was $2,454.5 million and $1,056.4 million, respectively, an increase of $1,398.1 million or 132.4%. Net revenue for 2021 and 2020 included $10.5 million and $36.5 million, respectively, from referral partners and healthcare facilities in support of their urgent needs as the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators. Excluding this revenue, net revenue was $2,444.0 million and $1,019.9 million for the years ended December 31, 2021 and 2020, respectively, an increase of $1,424.1 million. The increase in net revenue was driven primarily by acquisitions completed after January 1, 2020, which increased net revenue by $1,443.0 million, primarily from the acquisition of AeroCare. This increase in net revenue was partially offset by planned declines in revenue from the Company’s Patient Care Solutions (PCS) supplies business (which was acquired in January 2020) in connection with the Company’s turnaround efforts of that business executed subsequent to the acquisition. These turnaround efforts at PCS reduced net revenues for the 2021 period compared to the 2020 period as a result of the Company’s exit from poor performing payor contracts and products, which resulted in improved profitability for PCS. Net revenue generated by PCS for the years ended December 31, 2021 and 2020 was $110.5 million and $130.2 million, respectively. Additionally, net revenue during the year ended December 31, 2021 was impacted by a recall of certain ventilator, BiPAP, and CPAP devices supplied to AdaptHealth by Philips Respironics (Philips). On June 14, 2021, AdaptHealth received notice from Philips that these devices would be included in a Philips voluntary recall due to potential health risks to patients. Currently, it is not possible to purchase these products from Philips, which has led to shortages in the supply chain, and other suppliers were unable to meet the strong patient demand for these products, which has materially affected AdaptHealth’s ability to service patient demand for these devices during the year ended December 31, 2021. Management estimates that the Philips recall reduced expected net revenue for the year ended December 31, 2021 by approximately $40 million to $45 million, with such impact primarily affecting net revenue in the fourth quarter.

For the year ended December 31, 2021, net sales revenue (recognized at a point in time) comprised 67% of total net revenue, compared to 72% of total net revenue for the year ended December 31, 2020. For the year ended December 30, 2021, net revenue from fixed monthly equipment reimbursements comprised 33% of total net revenue, compared to 28% of total net revenue for the year ended December 31, 2020. These changes are primarily due to a change in product mix, primarily from the acquisition of AeroCare.

Grant income. Grant income for the years ended December 31, 2021 and 2020 related to the recognition of amounts received under the CARES Act provider relief funds.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$955,813	38.9%	$441,931	41.8%	$513,882	116.3%
Salaries, labor and benefits	595,668	24.3%	257,898	24.4%	337,770	131.0%
Patient equipment depreciation	194,958	7.9%	71,072	6.7%	123,886	174.3%
Rent and occupancy	48,586	2.0%	22,344	2.1%	26,242	117.4%
Other operating expenses	204,573	8.3%	93,054	8.9%	111,519	119.8%
Equity-based compensation	7,301	0.3%	7,845	0.8%	(544)	(6.9)%
Severance	2,026	0.1%	4,457	0.4%	(2,431)	(54.5)%
Total cost of net revenue	$2,008,925	81.8%	$898,601	85.1%	$1,110,324	123.6%

Cost of net revenue for the years ended December 31, 2021 and 2020 was $2,008.9 million and $898.6 million, respectively, an increase of $1,110.3 million or 123.6%, which is primarily related to acquisition growth. Costs of products and supplies increased by $513.9 million primarily as a result of acquisition growth, primarily from the acquisition of AeroCare, and increased net sales revenue. Salaries, labor and benefits increased by $337.8 million, primarily related to acquisition growth and increased headcount, primarily from the acquisition of AeroCare. The increase in rent and occupancy and other operating expenses is related to acquisition growth.

Cost of net revenue was 81.8% of net revenue for the year ended December 31, 2021 compared to 85.1% for the year ended December 31, 2020. The cost of products and supplies was 38.9% of net revenue in 2021 compared to 41.8% in 2020, primarily driven by increased scale and reduced vendor pricing. Salaries, labor and benefits was 24.3%

of net revenue in 2021 compared to 24.4% in 2020. Patient equipment depreciation was 7.9% of net revenue in 2021 compared to 6.7% in 2020, primarily as a result of a change in product mix as net revenue from fixed monthly equipment reimbursements as a percentage of total net revenue was higher in 2021 compared to 2020, primarily from the acquisition of AeroCare.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2021 and 2020 were $167.5 million and $89.3 million, respectively, an increase of $78.2 million or 87.5%. This increase is primarily due to (1) increased transaction costs related to acquisition growth, primarily from the acquisition of AeroCare, (2) higher professional fees including legal, accounting and consulting, including costs for Sarbanes Oxley compliance, (3) higher labor costs associated with increased headcount, (4) higher equity-based compensation expense as a result of overall increased equity-based compensation grant activity and the accelerated vesting of certain awards, including $2.4 million in connection with the acceleration of vesting of certain equity awards in connection with the separation of the Company’s former Co-CEO, and (5) higher information technology-related expenses. General and administrative expenses as a percentage of net revenue was 6.8% in 2021, compared to 8.5% in 2020. General and administrative expenses in 2021 included $47.9 million in transaction costs, $18.0 million in equity-based compensation expense, and $2.4 million in severance expense. General and administrative expenses in 2020 included $25.4 million in transaction costs, $10.8 million in equity-based compensation expense, and $1.1 million in severance expense. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.0% and 4.9% in 2021 and 2020, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the years ended December 31, 2021 and 2020 was $63.1 million and $11.4 million, respectively, an increase of $51.7 million. The increase was primarily related to amortization expense of $46.5 million related to identifiable intangible assets recognized during 2021, primarily as a result of the acquisition of AeroCare, as compared to $6.0 million recognized during 2020.

Interest Expense. Interest expense for the years ended December 31, 2021 and 2020 was $95.2 million and $41.4 million, respectively. Interest expense related to long-term debt was higher in 2021 compared to 2020 as a result of higher long-term debt borrowings outstanding during that period. Such borrowings were primarily used to fund acquisitions.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the year ended December 31, 2021 was $20.2 million which consists of the write-off of unamortized deferred financing costs related to AdaptHealth refinancing its credit facility in January 2021, and also a debt prepayment penalty in connection with the early repayment of AdaptHealth’s note payable and the write-off of the associated unamortized deferred financing costs. Loss on extinguishment of debt for the year ended December 31, 2020 consisted of the write-off of unamortized deferred financing costs related to AdaptHealth refinancing its credit facility in July 2020.

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares, as discussed in Note 11, Stockholders’ Equity – Contingent Consideration Common Shares, to the accompanying December 31, 2021 consolidated financial statements. These shares were liability-classified through December 31, 2021, and the change in fair value of the contingent consideration common shares liability represents a non-cash gain in 2021 and a non-cash charge in 2020 for the change in the estimated fair value of such liability during the respective periods.

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 11, Stockholders’ Equity – Warrants, to the accompanying December 31, 2021 consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in 2021 and a non-cash charge in 2020 for the change in the estimated fair value of such liability during the respective periods.

Other Income (Loss), net. Other (income) loss, net for the year ended December 31, 2021 was a loss of $1.8 million, and consisted of $3.9 million of expenses associated with legal settlements and $1.9 million of expenses associated with lease terminations, offset by $0.9 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions, $0.7 million of equity income related to equity method investments, a gain of $0.5 million for the receipt of earnout proceeds in connection with an investment that was sold in 2020, and a $1.9 million gain in connection with the consolidation of an equity method investment. Other (income) loss, net for the year ended December 31, 2020 was income of $3.4 million, and consisted of $4.2 million net reductions in the fair value of contingent consideration liabilities related to acquisitions, a gain of $0.6 million related to the sale of an investment, $0.1 million of equity income related to equity method investments, offset by a $1.5 million expense related to a transition services agreement executed in connection with an acquisition completed in 2020.

Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2021 was $32.8 million compared to an income tax benefit of $12.0 million for the year ended December 31, 2020. The increase in income tax expense was primarily related to increased pre-tax income and AdaptHealth Holding’s change in U.S. federal income tax classification as a result of the Tax Restructuring, as discussed in note 18, Income Taxes, to the accompanying December 31, 2021 consolidated financial statements.

Comparison of Year Ended December 31, 2020 and Year Ended December 31, 2019.

The following table summarizes AdaptHealth’s consolidated results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$1,056,389	100.0%	$529,644	100.0%	$526,745	99.5%
Grant income	14,277	1.4%	—	—%	14,277	NM %
Costs and expenses:
Cost of net revenue	898,601	85.1%	440,705	83.2%	457,896	103.9%
General and administrative expenses	89,346	8.5%	56,493	10.7%	32,853	58.2%
Depreciation and amortization, excluding patient equipment depreciation	11,373	1.1%	3,068	0.6%	8,305	270.7%
Total costs and expenses	999,320	94.7%	500,266	94.5%	499,054	99.8%
Operating income	71,346	5.3%	29,378	5.5%	41,968	142.9%
Interest expense, net	41,430	3.9%	39,304	7.4%	2,126	5.4%
Loss on extinguishment of debt	5,316	0.5%	2,121	0.4%	3,195	NM %
Change in fair value of contingent consideration common shares liability	98,717	9.3%	2,483	0.5%	96,234	NM %
Change in fair value of warrant liability	135,368	12.8%	7,650	1.4%	127,718	NM %
Other income, net	(3,444)	(0.3)%	(318)	(0.1)%	(3,126)	NM %
Income (loss) before income taxes	(206,041)	(20.9)%	(21,862)	(4.1)%	(184,179)	842.5%
Income tax expense (benefit)	(11,955)	(1.1)%	739	0.1%	(12,694)	NM %
Net income (loss)	(194,086)	(19.8)%	(22,601)	(4.2)%	(171,485)	758.7%
Income attributable to noncontrolling interests	(32,454)	(3.1)%	(1,260)	(0.2)%	(31,194)	NM %
Net income attributable to AdaptHealth Corp.	$(161,632)	(16.7)%	$(21,341)	(4.0)%	$(140,291)	657.4%

Net Revenue. Net revenue for the years ended December 31, 2020 and 2019 was $1,056.4 million and $529.6 million, respectively, an increase of $526.8 million or 99.5%. The increase in net revenue was driven primarily by (i) acquisitions completed during 2020, which contributed net revenue of $450.2 million during the year, (ii) organic growth resulting from stronger CPAP resupply sales and demographic growth in core markets, and (iii) net revenue of $36.5 million from referral partners and healthcare facilities in support of their urgent needs for ventilation and oxygen equipment for COVID-19 patients. These increases were partially offset by reduced demand for certain products that are related to elective medical services which is attributable to the coronavirus pandemic, such as CPAP new starts, orthotics, and certain other HME products, and this trend is expected to remain while the coronavirus crisis continues. However, the Company’s CPAP resupply and other supplies business remains healthy, as most patients for that business are in their homes and can be easily contacted to refresh their supplies. Additionally, the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators.

For the year ended December 31, 2020, net sales revenue (recognized at a point in time) comprised 72% of total net revenue, compared to 60% of total net revenue for the year ended December 31, 2019. The increase in the proportion of net sales revenue compared to total net revenue was driven primarily by the PCS, Solara, ActivStyle and Pinnacle acquisitions, which are primarily supplies businesses, as well as the SleepMed and Choice acquisitions, which are primarily CPAP resupply businesses. For the year ended December 31, 2020, net revenue from fixed monthly equipment reimbursements comprised 28% of total net revenue, compared to 40% of total net revenue for the year ended December 31, 2019.

Grant income. Grant income for the year ended December 31, 2020 related to the recognition of amounts received under the CARES Act provider relief funds. There was no grant income recognized during the year ended December 31, 2019.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Costs of net revenue:
Cost of products and supplies	$441,931	41.8%	$156,430	29.5%	$285,501	182.5%
Salaries, labor and benefits	257,898	24.4%	153,173	28.9%	104,725	68.4%
Patient equipment depreciation	71,072	6.7%	59,498	11.2%	11,574	19.5%
Rent and occupancy	22,344	2.1%	13,407	2.5%	8,937	66.7%
Other operating expenses	93,054	8.9%	57,339	10.9%	35,715	62.3%
Equity-based compensation	7,845	0.8%	—	—%	7,845	N M %
Severance	4,457	0.4%	858	0.2%	3,599	419.5%
Total cost of net revenue	$898,601	85.1%	$440,705	83.2%	$457,896	103.9%

Cost of net revenue for the years ended December 31, 2020 and 2019 was $898.6 million and $440.7 million, respectively, an increase of $457.9 million or 103.9%, which is primarily related to acquisition growth. Costs of products and supplies increased by $285.5 million primarily as a result of acquisition growth, increased CPAP resupply sales, and expenses associated with the coronavirus pandemic, including increased personal protective equipment purchases. Salaries, labor and benefits increased by $104.7 million primarily related to acquisition growth and increased headcount, primarily from the PCS, Solara, ActivStyle and Pinnacle acquisitions. The increase in rent and occupancy and other operating expenses is related to acquisition growth, primarily from the aforementioned acquisitions.

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

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2020 and 2019 were $89.3 million and $56.5 million, respectively, an increase of $32.8 million or 58.2%. This increase is primarily due to (1) higher labor costs associated with increased headcount, (2) higher professional fees including legal, accounting and consulting, (3) increased transaction costs related to acquisition growth, (4) higher information technology related expenses, and (5) incremental costs associated with operating as a public company. General and administrative expenses as a percentage of net revenue was 8.5% in 2020, compared to 10.7% in 2019. General and administrative expenses in 2020 included $10.8 million in equity-based compensation expense, $25.4 million in transaction costs, $1.1 million in severance expense and $0.6 million in other non-recurring expenses. General and administrative expenses in 2019 included $11.1 million in equity-based compensation expense, $15.6 million in transaction costs, $1.4 million in severance expense and $0.5 million in other non-recurring expenses. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.9% and 5.3% in 2020 and 2019, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the years ended December 31, 2020 and 2019 was $11.4 million and $3.1 million, respectively, an increase of $8.3 million. The increase was primarily related to amortization expense of $6.0 million related to identifiable intangible assets recognized during 2020. There was no amortization expense of intangible assets recognized during 2019.

Interest Expense. Interest expense for the years ended December 31, 2020 and 2019 was $41.4 million and $39.3 million, respectively. Interest expense related to long-term debt during 2020 increased by $13.5 million compared to 2019 as a result of higher long-term debt borrowings outstanding during that year. Interest expense during 2019 included non-cash interest expense of $11.4 million representing the change in fair value of the Company’s interest rate swap agreements; such amount would only be paid out if the interest rate swap agreements were terminated. On August 22, 2019, AdaptHealth designated its swaps as effective cash flow hedges. Accordingly, subsequent to August 22, 2019, changes in the fair value of its interest rate swaps are recorded as a component of other comprehensive income (loss) in equity rather than interest expense. As such, there was no non-cash interest expense related to changes in the fair value of the Company’s interest rate swap agreements during 2020.

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

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares. These shares were liability-classified, and the change in fair value of the contingent consideration common shares liability represents a non-cash charge for the change in the estimated fair value of such liability during the period.

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Class A Common Stock. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash charge for the change in the estimated fair value of such liability during the period.

Other Income, net. Other income, net for the year ended December 31, 2020 consisted of $4.2 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions, a gain of $0.6 million related to the sale of an investment, $0.1 million of equity income related to equity method investments, offset by a $1.5 million expense related to a transition services agreement in connection with an acquisition. Other income, net for the year ended December 31, 2019 consisted of $0.2 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions and $0.1 million of equity income related to an equity method investment.

Income Tax Expense (Benefit). Income tax benefit for the year ended December 31, 2020 was $12.0 million compared to income tax expense of $0.7 million for the year ended December 31, 2019. The change in income tax benefit/expense was primarily related to decreased pre-tax income associated with the tax paying entities.

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

The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019

	(Unaudited)
Net income (loss) attributable to AdaptHealth Corp.	$156,175	$(161,632)	$(21,341)
Income (loss) attributable to noncontrolling interests	1,978	(32,454)	(1,260)
Interest expense excluding change in fair value of interest rate swaps	95,195	41,430	27,878
Interest expense - change in fair value of interest rate swaps	—	—	11,426
Income tax expense (benefit)	32,806	(11,955)	739
Depreciation and amortization, including patient equipment depreciation	258,053	82,445	62,567
EBITDA	544,207	(82,166)	80,009
Loss on extinguishment of debt (a)	20,189	5,316	2,121
Equity-based compensation expense (b)	25,323	18,670	11,070
Transaction costs (c)	49,081	26,573	15,984
Severance (d)	4,417	5,596	2,301
Change in fair value of contingent consideration common shares liability (e)	(29,389)	98,717	2,483
Change in fair value of warrant liability (f)	(53,181)	135,368	7,650
Other non-recurring expense (income) (g)	5,271	(2,455)	1,403
Adjusted EBITDA	565,918	205,619	123,021
Less: Patient equipment capex (h)	(198,992)	(63,136)	(47,421)
Adjusted EBITDA less Patient Equipment Capex	$366,926	$142,483	$75,600

(a)	Represents write offs of unamortized deferred financing costs related to refinancing of debt and pre-payment penalties for early debt payoff.
(b)	Represents equity-based compensation expense for awards granted to employees and non-employee directors. The higher expense in 2021 is due to overall increased equity compensation grant activity in that period, as well as expense resulting from accelerated vesting of certain awards, including accelerated vesting of certain awards in connection with the separation of the Company’s former Co-CEO.
(c)	Represents transaction costs related to acquisitions. The 2019 period also includes costs associated with the 2019 Recapitalization and the Business Combination.
(d)	Represents severance costs related to acquisition integration and internal AdaptHealth restructuring and workforce reduction activities.
(e)	Represents a non-cash charge or gain for the change in the estimated fair value of the contingent consideration common shares liability. Refer to Note 11, Stockholders’ Equity – Contingent Consideration Common Shares, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2021 for additional discussion of such non-cash charge or gain.

(f)	Represents a non-cash charge or gain for the change in the estimated fair value of the warrant liability. Refer to Note 11, Stockholders’ Equity – Warrants, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2021 for additional discussion of such non-cash charge or gain.

(g)	The 2021 period includes $2.1 million of expenses related to legal and other costs associated with the separation of the Company’s former Co-CEO, $3.9 million of expenses associated with legal settlements, $1.9 million of expenses associated with lease terminations, and $0.2 million of net other non-recurring expenses, offset by a $1.9 million gain in connection with the consolidation of an equity method investment, and $0.9 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions. The 2020 period includes $4.2 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions, offset by a $1.5 million expense related to a transition services agreement executed in connection with an acquisition completed in 2020, and $0.2 million of net other non-recurring expenses. The 2019 period includes $0.9 million of net increases in the fair value of contingent consideration liabilities related to acquisitions, and $0.5 million of other non-recurring expenses.

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

AdaptHealth may seek additional equity or debt financing in connection with the growth of its business, primarily for acquisitions. In addition, the COVID-19 pandemic may cause disruption in the capital markets, which could make financing more difficult and/or expensive. In the event that additional financing is required from outside sources, AdaptHealth may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, AdaptHealth’s business, results of operations, and financial condition would be materially and adversely affected.

As of December 31, 2021, AdaptHealth had approximately $149.6 million of cash and cash equivalents. To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of $45.8 million, which were made available by CMS under the CARES Act. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact AdaptHealth’s cash receipts for services provided until such time all amounts have been recouped. During the year ended December 31, 2021, CMS has recouped a total of $36.7 million. As of December 31, 2021, AdaptHealth has deferred a total of $12.8 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheets. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million. Subsequent to April 2020, AdaptHealth completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, AdaptHealth recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. During the fourth quarter of each of the years ended December 31, 2021 and 2020, AdaptHealth recognized grant income of $10.6 million and $14.3 million, respectively, related to the PRF payments determined to comply with conditions associated with the grant.

HHS has indicated that the CARES Act PRF are subject to ongoing reporting and changes to the terms and conditions, and there have been several updates to such reporting requirements and terms and conditions since they were issued by HHS. Such updates have related to changes to the guidance regarding utilization of the funds granted from the PRF and updates to the reporting requirements of such funds, among other updates. To the extent that there is any future updated guidance from HHS or modifications to the terms and conditions, it may affect AdaptHealth’s ability to comply and AdaptHealth could be required to reverse the recognition of the grant income recorded and return a portion of the funds received, which could be material to AdaptHealth. AdaptHealth is continuing to monitor the terms and conditions issued by HHS. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS.

Also, as permitted under the CARES Act, AdaptHealth elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, AdaptHealth deferred $8.6 million under this provision. AdaptHealth paid $4.3 million on January 4, 2022 and the remaining balance of $4.3 million is expected to be paid shortly after December 31, 2022. As of December 31, 2021, $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the consolidated balance sheets.

At December 31, 2021, AdaptHealth had $785.0 million outstanding under its existing credit facility. In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement, which was subsequently amended in April 2021 (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of December 31, 2021, and the date of this filing, there were no outstanding borrowings under the 2021 Revolver. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a zero percent floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of December 31, 2021.

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

As of December 31, 2021 and 2020, AdaptHealth had working capital of $170.2 million and a working capital deficit of $58.8 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019

	(unaudited)
Net cash provided by operating activities	$275,679	$195,634	$60,418
Net cash used in investing activities	(1,824,753)	(815,703)	(84,870)
Net cash provided by financing activities	1,598,739	643,153	76,144
Net increase in cash and cash equivalents	49,665	23,084	51,692
Cash and cash equivalents at beginning of period	99,962	76,878	25,186
Cash and cash equivalents at end of period	$149,627	$99,962	$76,878

Net cash provided by operating activities for the years ended December 31, 2021 and 2020 was $275.7 million and $195.6 million, respectively, an increase of $80.1 million. The increase was the result of (1) a $352.2 million improvement in net income, (2) a net decrease of $85.4 million in non-cash charges, primarily from the change in the estimated fair value of the contingent consideration common shares liability and warrant liability, amortization, equity-based compensation expense, write-off of deferred financing costs, loss on extinguishment of debt, non-cash reduction in the carrying amount of operating lease right-of-use assets and changes in fair value of contingent consideration, (3) a $43.5 million change in deferred income taxes, (4) a net $139.2 million decrease resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses (excluding the impact of cash received in the 2020 period in connection with the CARES Act discussed below), and (5) a decrease of $28.0 million in operating lease obligations, which was offset by the receipt of $45.8 million of recoupable advanced payments from CMS and the receipt of $17.2 million of provider relief fund payments in connection with the CARES Act in 2020.

Net cash provided by operating activities for the years ended December 31, 2020 and 2019 was $195.6 million and $60.4 million, respectively, an increase of $135.2 million. The increase was the result of (1) a $171.5 million increase in net loss, (2) a net increase of $235.5 million in non-cash charges, primarily from the change in the estimated fair value of contingent consideration common shares, a non-cash charge relating to the change in the estimated fair value of the warrant liability, amortization, non-cash interest expense relating to the Company’s interest rate swaps, equity-based compensation expense, write-off of deferred financing costs, and changes in fair value of contingent consideration, (3) a $1.0 million payment of contingent consideration, (4) receipt of $45.8 million of recoupable advanced payments from CMS in connection with the CARES Act, (5) receipt of $17.2 million pursuant to the CARES Act provider relief fund payments, (6) a $21.6 million change in deferred income taxes, and (7) a net $30.8 million increase in cash resulting from the change in operating assets and liabilities, primarily resulting from the change in accounts receivable and accounts payable and accrued expenses for the period.

Net cash used in investing activities for the years ended December 31, 2021, 2020 and 2019 was $1,824.8 million, $815.7 million and $84.9 million, respectively. The use of funds in 2021 consisted of $1,620.3 million for business acquisitions, primarily from the AeroCare acquisition, $203.3 million for equipment and other fixed asset purchases and $1.2 million of other investments. The use of funds in 2020 consisted of $769.3 million for business acquisitions, primarily from the Solara, ActivStyle, Advanced and Pinnacle acquisitions, $39.8 million for equipment and other fixed asset purchases, $8.6 million for the purchase of equity and cost-method investments, offset by $2.0 million of cash proceeds from the sale of an investment. The use of funds in 2019 consisted of $63.5 million for acquisitions, primarily from the acquisition of Goulds, SleepMed and Choice, and $21.4 million for equipment and other fixed asset purchases.

Net cash provided by financing activities for 2021 was $1,598.7 million and consisted of proceeds of $1,165.0 million from borrowings on long-term debt and lines of credit, proceeds of $1,100.0 million from the issuance of senior unsecured notes, proceeds of $278.9 million from the issuance of shares of Common Stock in connection with a public underwritten offering, proceeds of $12.3 million from the exercise of stock options, and proceeds of $1.0 million in connection with the employee stock purchase plan, offset by total repayments of $869.4 million on long-term debt and finance lease obligations, payments of $13.8 million for equity issuance costs, payments of $29.2 million for debt issuance costs, payments of $19.4 million for contingent consideration related to acquisitions, payments of $5.9 million for deferred purchase price in connection with acquisitions, payments of $16.1 million for debt prepayment penalties, payments of $1.1 million for distributions to noncontrolling interests, and payments of $3.6 million relating to tax withholdings associated with equity-based compensation activity and stock option exercises.

Net cash provided by financing activities for 2020 was $643.2 million and consisted of proceeds of $591.3 million from borrowings on long-term debt and lines of credit, proceeds of $350.0 million from the issuance of senior unsecured notes, proceeds of $225.0 million from the sale of shares of Class A Common Stock and Preferred Stock in connection with private placement transactions, proceeds of $142.6 million from the issuance of shares of Class A Common Stock in connection with a public underwritten offering, proceeds of $24.5 million from the exercise of warrants, and proceeds of $0.1 million in connection with the employee stock purchase plan, offset by total repayments of $586.5 million on long-term debt and capital lease obligations, payments of $11.7 million for equity issuance costs, payments of $13.1 million for debt issuance costs, payments of $44.3 million in connection with the exchange of shares of Class B Common Stock for cash, payment of $29.9 million in connection with the Put/Call Agreement, distributions to noncontrolling interests of $0.8 million, a $0.7 million payment of deferred purchase price in connection with an acquisition, payments of $3.2 million of contingent consideration related to acquisitions, and net payments of $0.1 million relating to tax withholdings associated with equity-based compensation activity.

Net cash provided by financing activities for 2019 was $76.1 million and primarily related to the 2019 Recapitalization and the Business Combination, and consisted of $360.5 million of borrowings from long-term debt and lines of credit, $20.0 million of proceeds from the sale of members’ interests, net proceeds of $148.9 million from the transactions completed in connection with the Business Combination, and proceeds of $100.0 million from a preferred debt issuance, offset by total repayments of $274.9 million on long-term debt and capital lease obligations, payments of $9.0 million for financing costs, payments of $0.8 million for equity issuance costs, payment of $3.7 million for the redemption of members’ interests, payment of $13.0 million for earnout liabilities in connection with the Verus Acquisition and the HMEI Acquisition, distributions to members of $250.0 million, distributions to noncontrolling interests of $1.3 million, and net payments of $0.6 million relating to tax withholdings associated with equity-based compensation activity.

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

Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of sleep therapy equipment supplies (including CPAP resupply products), durable medical equipment and related supplies (including wheelchairs, hospital beds and infusion pumps), diabetic medical devices and supplies (including continuous glucose monitors (CGM) and insulin pumps), and other HME products and supplies are recognized when control of the promised good or service is transferred to customers, which is generally upon shipment for direct to consumer medical devices and supplies and upon delivery to the home for durable medical equipment.

The Company provides certain equipment to patients which is reimbursed periodically in fixed monthly payments for as long as the patient is using the equipment and medical necessity continues (in certain cases, the fixed monthly payments are capped at a certain amount). The equipment provided to the patient is based upon medical necessity as documented by prescriptions and other documentation received from the patient’s physician. The patient generally does not negotiate or select the manufacturer or model of the equipment prescribed by their physician and delivered by the Company. Once initial delivery of this equipment is made to the patient for initial setup, a monthly billing process is established based on the initial setup service date. The Company recognizes the fixed monthly revenue ratably over the service period as earned, less estimated adjustments, and defers revenue for the portion of the monthly bill that is unearned. No separate revenue is earned from the initial setup process. Included in fixed monthly revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the payor. The estimate of net unbilled fixed monthly revenue recognized is based on historical trends and estimates of future collectability.

The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial insurance payors for each item of equipment or supply provided to a customer. Revenues are recorded based on the applicable fee schedule. The Company has established a contractual allowance to account for adjustments that result from differences between the payment amount received and the expected realizable amount. If the payment amount received differs from the net realizable amount, an adjustment is recorded to revenues in the period that these payment differences are determined. The Company reports revenues in its consolidated financial statements net of such adjustments.

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

Valuation of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made in recent years. Goodwill is not amortized and is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any.

Long-Lived Assets

The Company’s long-lived assets, such as equipment and other fixed assets and definite-lived identifiable intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Definite-lived identifiable intangible assets consist of tradenames, payor contracts, contractual rental agreements and developed technology. These assets are amortized using the straight-line method over their estimated useful lives, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. These assets are assessed for impairment consistent with the Company’s long-lived assets. The following table summarizes the useful lives of the identifiable intangible assets acquired:

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

Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations and proceedings. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may be affected by limited information. Accordingly, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

In connection with the Company’s acquisition of PPS HME Holdings LLC (PPS), in May 2018, the Company assumed a Corporate Integrity Agreement (CIA) at one of PPS’ subsidiaries, Braden Partners L.P. d/b/a Pacific Pulmonary Services (BP). The CIA was entered into with the Office of Inspector General of the U.S. Department of Health and Human Services (OIG). The CIA has a five-year term which expires in April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG confirmed that the requirements of the CIA imposed upon BP would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition. On December 16, 2021, the OIG-HHS notified PPS that its report for the period ended March 31, 2021 had been accepted and PPS had satisfied its obligations under the CIA as of such date.

On July 25, 2017, AdaptHealth Holdings LLC, a Delaware limited liability company (“AdaptHealth Holdings”), was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in the Company’s possession. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, the Company received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. The Company has responded to the EDPA and supplemented its production as requested with any relevant documents in the Company’s possession. During subsequent communications, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by the Company in 2017. The Company produced this information in coordination with the EDPA. The EDPA has also raised questions regarding other aspects of ventilator billing. While the Company cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.

In March 2019, prior to its acquisition by the Company, AeroCare was served with a civil investigative demand (“CID”) issued by the United States Attorney for the Western District of Kentucky (“WDKY”). The CID seeks to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY has requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare has cooperated with the WDKY and has produced documents and provided explanations of its billing practices. In September 2020, the WDKY indicated the investigation includes alleged violations of the federal False Claims Act and as well as alleged violations of state Medicaid false claims acts in ten states. AeroCare has cooperated fully with the investigation and has indicated to the WDKY that concerns raised do not accurately identify Medicare coverage criteria and that state Medicaid coverage requirements generally do not provide for separate reimbursement for portable gaseous oxygen contents in the circumstances at issue. While the Company cannot provide any assurance as to whether the WDKY will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.

On June 28, 2019, Solara, which was acquired by the Company in July 2020, determined that an unauthorized third-party gained access to a limited number of employee email accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Solara was a defendant in a class action regarding the incident in federal court. In October 2021, the parties tentatively agreed to a settlement for a payment of $5.1 million, which will be covered in full by insurance and an escrow established at the time of the Solara acquisition. On January 25, 2022, the plaintiffs filed a Motion for Preliminary Approval of the settlement. As of December 31, 2021, the Company recorded a liability of $5.1 million and a corresponding indemnification asset, which are included in other current liabilities and other current assets, respectively, in the accompanying consolidated balance sheets.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the “Complaint”). The Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that the Company and certain of its current and former officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. On October 14, 2021, the Delaware County Employees Retirement System and the Bucks County Employees Retirement System were named Lead Plaintiffs. Pursuant to the scheduling order, Lead Plaintiffs filed a consolidated complaint on November 22, 2021 (the “Consolidated Complaint”), which asserts substantially the same claim, but adds a number of current and former directors of the Company as additional defendants and a new theory of recovery based on the Company’s alleged failure to disclose information concerning the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity. On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint. Lead Plaintiffs’ opposition to defendants’ motion is due on March 21, 2022, and defendants’ reply is due April 15, 2022.

The Company intends to vigorously defend against the allegations contained in the Consolidated Complaint, but there can be no assurance that the defense will be successful.

On December 6, 2021, a putative shareholder of the Company, Carol Hessler, filed a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (the “Derivative Complaint”). The Derivative Complaint generally alleges that the defendants breached their fiduciary duties owed to the Company by allegedly causing or allowing misrepresentations and/or omissions regarding the Company’s organic growth and the Company’s former Co-CEO’s alleged criminal activity, failing to maintain an adequate system of oversight, disclosure controls and procedures, and internal controls over financial reporting and due diligence into the Company’s management team, and engaging in insider trading. The Derivative Complaint also alleges claims for waste of corporate assets and unjust enrichment. Finally, the Derivative Complaint alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in the Company’s Proxy Statements on Schedule DEF 14A in connection with a Special Meeting of Stockholders, held on March 3, 2021, and the 2021 Annual Meeting of Stockholders, held on July 27, 2021. The Derivative Complaint seeks, among other things, an award of money damages.

The Company intends to vigorously defend against the allegations contained in the Derivative Complaint, but there can be no assurance that the defense will be successful.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2021 Credit Facility. Our interest accrued on our debt borrowings is based on a variable rate which is tied to the Adjusted LIBOR Rate plus an applicable margin and therefore is exposed to changes in interest rates. As of December 31, 2021, there was $785.0 million outstanding under the 2021 Term Loan, $14.9 million outstanding under letters of credit, and additional availability under the 2021 Revolver, net of letters of credit outstanding, was $435.1 million.

Item 8. Financial Statements and Supplementary Data

ADAPTHEALTH CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AdaptHealth Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AdaptHealth Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) / members’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Implicit Price Concession

As discussed in note 2 to the consolidated financial statements, the Company generates revenues for services and related products that the Company provides to patients and receives payments from Medicare, Medicaid, third-party, and patient payors. The Company’s net revenue was $2,455 million for the year ended December 31, 2021. Revenues are recorded using payor-specific transaction prices based on amounts in effect or contractually agreed by Medicare, Medicaid, third-party and patient payors, and are adjusted for estimated implicit price concessions, to reflect the net revenues which the Company expects to receive. The Company utilizes historical reimbursement experience to determine the estimated implicit price concessions.

We identified the evaluation of the implicit price concession estimate as a critical audit matter. Complex and subjective auditor judgment was required to evaluate the relevance and reliability of the historical reimbursement experience.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s implicit price concession estimate. To assess the relevance and reliability of the Company’s implicit price concession estimate, we evaluated the Company’s historical reimbursement experience on net revenues recorded during the current year. We tested the relevance and reliability of the underlying data that served as a basis for the implicit price concession estimate which included the historical reimbursement experience by selecting certain historical payments and agreeing to underlying support. We also assessed the outcome of the implicit price concession estimate recorded in the Company’s December 31, 2020 financial statements and current year trends, to identify any circumstances or conditions that were relevant to the determination of the current year implicit price concession estimate.

Evaluation of fair value of tradenames intangible assets acquired

As discussed in note 3 to the consolidated financial statements, on February 1, 2021, the Company acquired 100% of the equity interests of AeroCare Holdings, Inc., which was accounted for as a business combination. As a result of the transaction, the Company acquired acquisition-date fair value intangible assets, including $68.6 million for tradenames.

We identified the evaluation of the acquisition-date fair value of the tradenames intangible asset as a critical audit matter. Subjective auditor judgment was required to evaluate the royalty rate used in the valuation of tradenames intangible asset. Additionally, specialized skills and knowledge were required to assess the royalty rate assumption.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s acquisition-date valuation process specifically related to the development and review of the royalty rate assumption. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the royalty rate by comparing to a royalty rate for a set of comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AdaptHealth Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited AdaptHealth Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) / members’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses have been identified and included in management’s assessment as follows: The Company identified material weaknesses related to an insufficient complement of resources resulting in an ineffective risk assessment. The Company’s ineffective risk assessment resulted in material weaknesses from both lack of implementation and ineffectiveness of process level controls in substantially all processes that support the Company’s financial statements and reporting. The ineffective risk assessment also resulted in ineffective general information technology controls due to an incomplete understanding of the risks associated with information technology systems relevant to the Company’s financial reporting processes. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired AeroCare Holdings, Inc., Spiro Health Services, LLC, and Community Surgical Supply of Toms River, LLC during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, AeroCare Holdings, Inc., Spiro Health Services, LLC, and Community Surgical Supply of Toms River, LLC’s internal control over financial reporting representing total assets of $342.8 million and total revenues of $718.0 million, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of AeroCare Holdings, Inc., Spiro Health Services, LLC, and Community Surgical Supply of Toms River, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 1, 2022

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$149,627	$99,962
Accounts receivable	359,896	171,065
Inventory	123,095	58,783
Prepaid and other current assets	37,440	33,441
Total current assets	670,058	363,251
Equipment and other fixed assets, net	398,577	110,468
Operating lease right-of-use assets	147,760	—
Goodwill	3,512,567	998,810
Identifiable intangible assets, net	202,231	116,061
Other assets	15,098	16,483
Deferred tax assets	304,193	208,399
Total Assets	$5,250,484	$1,813,472
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$358,384	$254,212
Current portion of finance lease obligations	15,446	22,282
Current portion of operating lease obligations	31,418	—
Current portion of long-term debt	20,000	8,146
Contract liabilities	31,370	11,043
Other liabilities	43,194	89,524
Current portion of contingent consideration common shares liability	—	36,846
Total current liabilities	499,812	422,053
Long-term debt, less current portion	2,183,552	776,568
Operating lease obligations, less current portion	120,180	—
Other long-term liabilities	322,487	186,470
Contingent consideration common shares liability, less current portion	—	33,631
Warrant liability	57,764	113,905
Total Liabilities	3,183,795	1,532,627
Commitments and contingencies (note 16)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized and 133,843,732 shares issued and outstanding as of December 31, 2021; and 210,000,000 shares authorized and 76,457,439 shares issued and outstanding as of December 31, 2020	13	8
Class B Common Stock, par value of $0.0001 per share, 0 shares authorized and 0 shares issued and outstanding as of December 31, 2021; and 35,000,000 shares authorized and 13,218,758 shares issued and outstanding as of December 31, 2020	—	1
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 and 163,560 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	2,107,267	558,486
Accumulated deficit	(43,021)	(199,196)
Accumulated other comprehensive loss	(2,354)	(4,411)
Total stockholders' equity attributable to AdaptHealth Corp.	2,061,906	354,889
Noncontrolling interests in subsidiaries	4,783	(74,044)
Total Stockholders' Equity	2,066,689	280,845
Total Liabilities and Stockholders' Equity	$5,250,484	$1,813,472

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$2,454,535	$1,056,389	$529,644
Grant income	10,595	14,277	—
Costs and expenses:
Cost of net revenue	2,008,925	898,601	440,705
General and administrative expenses	167,505	89,346	56,493
Depreciation and amortization, excluding patient equipment depreciation	63,095	11,373	3,068
Total costs and expenses	2,239,525	999,320	500,266
Operating income	225,605	71,346	29,378
Interest expense, net	95,195	41,430	39,304
Loss on extinguishment of debt	20,189	5,316	2,121
Change in fair value of contingent consideration common shares liability (note 11)	(29,389)	98,717	2,483
Change in fair value of warrant liability (note 11)	(53,181)	135,368	7,650
Other (income) loss, net	1,832	(3,444)	(318)
Income (loss) before income taxes	190,959	(206,041)	(21,862)
Income tax expense (benefit)	32,806	(11,955)	739
Net income (loss)	158,153	(194,086)	(22,601)
Income (loss) attributable to noncontrolling interests	1,978	(32,454)	(1,260)
Net income (loss) attributable to AdaptHealth Corp.	$156,175	$(161,632)	$(21,341)

Weighted average common shares outstanding - basic	126,306	52,488	22,557
Weighted average common shares outstanding - diluted	133,034	52,488	22,557

Basic net income (loss) per share (1)	$1.12	$(3.08)	$(0.95)
Diluted net income (loss) per share (1)	$0.67	$(3.08)	$(0.95)

(1)	See Note 12, Earnings (Loss) Per Share, to the consolidated financial statements for the calculations of basic and diluted net income (loss) per share.

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$158,153	$(194,086)	$(22,601)
Other comprehensive income (loss):
Interest rate swap agreements, inclusive of reclassification adjustment	5,776	(10,667)	2,537
Comprehensive income (loss)	163,929	(204,753)	(20,064)

Income (loss) attributable to noncontrolling interests	1,978	(32,454)	(1,260)
Comprehensive income (loss) attributable to AdaptHealth Corp.	$161,951	$(172,299)	$(18,804)

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) / Members’ Equity (Deficit)

(in thousands)

									Controlling		Accumulated
							Additional		interest		other	Noncontrolling
	Common Stock		Class B Common Stock		Preferred Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2018	—	$—	—	$—	—	$—	$—	$113,274	$(13,371)	$—	$—	$2,865	$102,768
Activity prior to the Business Combination:
Issuance of members' interest, net of offering costs of $837	—	—	—	—	—	—	—	19,163	—	—	—	—	19,163
Redemption of members' interest	—	—	—	—	—	—	—	(2,113)	(1,601)	—	—	—	(3,714)
Distributions to members	—	—	—	—	—	—	—	—	(250,000)	—	—	—	(250,000)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,338)	(1,338)
Equity-based compensation	—	—	—	—	—	—	—	6,915	—	—	—	—	6,915
Net income (loss)	—	—	—	—	—	—	—	—	(16,315)	—	—	1,532	(14,783)
Effects of the Business Combination:
Recapitalization	27,796	3	34,114	3	—	—	—	(137,239)	281,287	(63,289)	—	(47,996)	32,769
Proceeds from sale of Class A Common Stock	12,500	1	—	—	—	—	—	—	—	69,561	—	55,437	124,999
Redemption of Class B Common Stock	—	—	(2,000)	—	—	—	—	—	—	(11,130)	—	(8,870)	(20,000)
Conversion of equity to long-term debt	—	—	—	—	—	—	—	—	—	(24,208)	—	(19,292)	(43,500)
Forgiveness of employee loan	—	—	—	—	—	—	—	—	—	537	—	428	965
Activity subsequent to the Business Combination:
Equity-based compensation	—	—	—	—	—	—	4,155	—	—	—	—	—	4,155
Shares withheld to pay withholding taxes	(30)	—	—	—	—	—	(284)	—	—	—	—	—	(284)
Exchange of Class B Common Stock to Class A Common Stock	550	—	(550)	—	—	—	(820)	—	—	—	—	820	—
Contingent Consideration Common Shares liability	—	—	—	—	—	—	(6,833)	—	—	—	—	—	(6,833)
Warrant liability	—	—	—	—	—	—	(4,419)	—	—	(6,703)	—	(8,863)	(19,985)
Net income (loss)	—	—	—	—	—	—	—	—	—	(5,026)	—	(2,792)	(7,818)
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	8,201	—	—	—	—	—	8,201
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	1,431	1,106	2,537
Balance, December 31, 2019	40,816	$4	31,564	$3	—	$—	$—	$—	$—	$(40,258)	$1,431	$(26,963)	$(65,783)
Issuance of Class A Common Stock for acquisitions	5,927	1	—	—	—	—	123,886	—	—	—	—	—	123,887
Exchange of Class B Common Stock for Class A Common Stock	16,660	2	(16,660)	(2)	—	—	(35,271)	—	—	—	—	35,271	—
Exchange of Class B Common Stock for cash	—	—	(1,508)	—	—	—	—	—	—	—	—	(44,273)	(44,273)
Forfeiture of Class B Common Stock	—	—	(177)	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	4,105	1	—	—	—	—	24,494	—	—	—	—	—	24,495
Reclassification of warrant liability to equity for exercised warrants	—	—	—	—	—	—	49,098	—	—	—	—	—	49,098
Equity-based compensation	635	—	—	—	—	—	18,670	—	—	—	—	—	18,670
Exchange of Class A Common Stock for Series B-1 Preferred Stock	(15,810)	(2)	—	—	158	1	1	—	—	—	—	—	—
Sale of Class A Common Stock and Series A Preferred Stock, net of offering costs of $1,639	10,930	1	—	—	75	—	223,360	—	—	—	—	—	223,361
Issuance of Class A Common Stock, net of offering costs of $10,086	9,200	1	—	—	—	—	132,513	—	—	—	—	—	132,514
Conversion of Series B-2 Preferred Stock to Series B-1 Preferred Stock	—	—	—	—	(9)	—	—	—	—	—	—	—	—

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) / Members’ Equity (Deficit) (Continued)

(in thousands)

									Controlling		Accumulated
							Additional		interest		other	Noncontrolling
	Common Stock		Class B Common Stock		Preferred Stock		paid-in	Members'	members'	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	deficit	income (loss)	subsidiaries	Total
Conversion of Series A Preferred Stock to Class A Common Stock	2,888	$—	—	$—	(40)	$—	$—	$—	$—	$—	$—	$—	$—
Conversion of Series B-1 Preferred Stock to Class A Common Stock	2,000	—	—	—	(20)	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock in connection with Contingent Consideration Common Shares	1,000	—	—	—	—	—	37,556	—	—	—	—	—	37,556
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(800)	(800)
Class A Common Stock issued in connection with employee stock purchase plan	6	—	—	—	—	—	101	—	—	—	—	—	101
Net income (loss)	—	—	—	—	—	—	—	—	—	(161,632)	—	(32,454)	(194,086)
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	24,787	—	—	—	—	—	24,787
Equity activity resulting from other increases in AdaptHealth Corp.'s ownership in AdaptHealth Holdings	—	—	—	—	—	—	(8,088)	—	—	—	—	—	(8,088)
Equity impact resulting from the Put/Call Agreement	(1,899)	—	—	—	—	—	(32,621)	—	—	2,694	—	—	(29,927)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(5,842)	(4,825)	(10,667)
Balance, December 31, 2020	76,458	$8	13,219	$1	164	$1	$558,486	$—	$—	$(199,196)	$(4,411)	$(74,044)	$280,845
Issuance of Class A Common Stock for acquisitions	15,725	2	—	—	—	—	602,659	—	—	—	—	—	602,661
Issuance of Series C-1 Preferred Stock for acquisitions	—	—	—	—	130	—	523,856	—	—	—	—	—	523,856
Issuance of stock options for acquisitions	—	—	—	—	—	—	134,683	—	—	—	—	—	134,683
Exchange of Class B Common Stock for Class A Common Stock	13,219	1	(13,219)	(1)	—	—	(74,200)	—	—	—	(3,719)	77,919	—
Exercise of warrants	118	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of warrant liability to equity for exercised warrants	—	—	—	—	—	—	2,960	—	—	—	—	—	2,960
Exercise of options	1,139	—	—	—	—	—	12,320	—	—	—	—	—	12,320
Cashless exercise of stock options	133	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	571	—	—	—	—	—	25,323	—	—	—	—	—	25,323
Issuance of Class A Common Stock, net of offering costs of $13,832	8,450	1	—	—	—	—	265,017	—	—	—	—	—	265,018
Conversion of Series B-1 Preferred Stock to Class A Common Stock	3,950	—	—	—	(40)	—	—	—	—	—	—	—	—
Conversion of Series C-1 Preferred Stock to Class A Common Stock	13,047	1	—	—	(130)	—	(1)	—	—	—	—	—	—
Issuance of Common Stock in connection with Contingent Consideration Common Shares	1,000	—	—	—	—	—	41,088	—	—	—	—	—	41,088
Distribution to non-controlling interest	—	—	—	—	—	—	—			—	—	(1,070)	(1,070)
Common Stock issued in connection with employee stock purchase plan	34	—	—	—	—	—	1,016	—	—	—	—	—	1,016
Net income (loss)	—	—	—	—	—	—	—			156,175	—	1,978	158,153
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—	—	17,617	—	—	—	—	—	17,617
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	5,776	—	5,776
Payments for tax withholdings from equity-based compensation and stock option exercises	—	—	—	—	—	—	(3,557)	—	—	—	—	—	(3,557)
Balance, December 31, 2021	133,844	$13	—	$—	124	$1	$2,107,267	$—	$—	$(43,021)	$(2,354)	$4,783	$2,066,689

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$158,153	$(194,086)	$(22,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	258,053	82,445	62,567
Equity-based compensation	25,323	18,670	11,070
Change in fair value of contingent consideration common shares liability	(29,389)	98,717	2,483
Change in fair value of warrant liability	(53,181)	135,368	7,650
Reduction in the carrying amount of operating lease right-of-use assets	28,624	—	—
Deferred income tax expense (benefit)	22,380	(21,101)	478
Change in fair value of interest rate swaps, net of reclassification adjustment	(2,927)	(2,845)	11,426
Amortization of deferred financing costs	5,378	1,876	1,312
Write-off of deferred financing costs	4,054	5,316	2,121
Loss on extinguishment of debt from prepayment penalty	16,135	—	—
Other	(3,615)	(5,636)	816
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(29,694)	(29,517)	(20,198)
Inventory	(14,920)	(19,434)	(1,305)
Prepaid and other assets	2,731	(10,767)	(9,558)
Operating lease obligations	(28,043)	—	—
Operating liabilities	(83,383)	136,628	14,157
Net cash provided by operating activities	275,679	195,634	60,418
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(1,620,320)	(769,337)	(63,538)
Purchases of equipment and other fixed assets	(203,308)	(39,755)	(21,332)
Payments for investments	(1,125)	(8,657)	—
Proceeds from sale of investment	—	2,046	—
Net cash used in investing activities	(1,824,753)	(815,703)	(84,870)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	1,165,000	591,275	360,500
Repayments on long-term debt and lines of credit	(827,271)	(547,480)	(237,572)
Proceeds from the issuance of senior unsecured notes	1,100,000	350,000	—
Proceeds from the issuance of Class A Common Stock	278,850	142,600	—
Proceeds from the sale of Class A Common Stock and Series A Preferred Stock	—	225,000	125,000
Payments for equity issuance costs	(13,832)	(11,725)	(837)
Payments of deferred financing costs	(29,185)	(13,049)	(9,028)
Repayments of finance lease obligations	(42,164)	(39,051)	(37,271)
Proceeds from the exercise of stock options	12,320	—	—
Proceeds received in connection with employee stock purchase plan	1,016	101	—
Distributions to noncontrolling interests	(1,070)	(800)	(1,338)
Payments for tax withholdings from equity-based compensation and stock option exercises	(3,557)	(59)	(508)
Payments of contingent consideration and deferred purchase price from acquisitions	(25,233)	(3,954)	(13,000)
Payments for debt prepayment penalties	(16,135)	—	—
Proceeds from the exercise of warrants	—	24,495	—
Exchange of Class B Common Stock for cash	—	(44,273)	—
Payment for exercise of call option relating to the Put/Call Agreement	—	(29,927)	—
Proceeds from issuance of promissory note payable and members' interests	—	—	120,000
Increase in cash from the Business Combination	—	—	43,912
Payments for redemptions of Class B Common Stock and members' interests	—	—	(23,714)
Distributions to members	—	—	(250,000)
Net cash provided by financing activities	1,598,739	643,153	76,144
Net increase in cash and cash equivalents	49,665	23,084	51,692
Cash and cash equivalents at beginning of period	99,962	76,878	25,186
Cash and cash equivalents at end of period	$149,627	$99,962	$76,878
Supplemental disclosures:
Cash paid for interest	$73,630	$35,771	$23,075
Cash paid for income taxes	14,792	7,480	1,318
Noncash investing and financing activities:
Equipment acquired under finance lease obligations	$22,959	$40,012	$36,268
Unpaid equipment and other fixed asset purchases at end of period	13,936	7,869	8,514
Assets subject to operating lease obligations	12,777	—	—
Operating lease obligations	(12,777)	—	—
Equity consideration issued in connection with acquisitions	1,261,200	123,887	—
Contingent purchase price in connection with acquisitions	7,800	27,064	12,625
Deferred purchase price in connection with acquisitions	4,478	33	1,573
Seller note issued in connection with an acquisition	—	—	2,000
Conversion of equity to debt	—	—	43,500

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Following the completion of the Business Combination, substantially all of the Company’s assets and operations were held and conducted by AdaptHealth Holdings and its subsidiaries, and the Company’s only assets were equity interests which represented a 56% controlling ownership of AdaptHealth Holdings as of November 8, 2019.

Following the completion of the Business Combination, certain members of AdaptHealth Holdings who retained their common unit interests in AdaptHealth Holdings, held the remaining 44% noncontrolling ownership as of November 8, 2019. These members held common unit interests of AdaptHealth Holdings and a corresponding number of non-economic Class B Common stock, which enabled the holder to one vote per share. Subsequent to the Business Combination, all of the common unit interests of AdaptHealth Holdings and a corresponding number of shares of Class B Common Stock were exchanged for shares of Class A Common Stock, of which the final 13,218,758 of the exchanges occurred on January 1, 2021. As a result, the prior holders of the common unit interests of AdaptHealth Holdings no longer own a direct noncontrolling economic interest in AdaptHealth Holdings.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

Unless the context otherwise requires, “the Company”, “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to AdaptHealth Holdings and its subsidiaries and, for periods upon or after the completion of the Business Combination, to AdaptHealth Corp. and its subsidiaries, including AdaptHealth Holdings and its subsidiaries.

AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (HME), medical supplies, and related services. AdaptHealth focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors (CGM) and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors.

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

Prior to August 19, 2021, the Company was an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the Securities Act), as modified by the Jumpstart our Business Startups Act of 2012, (the JOBS Act), and took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and other exemptions. As of August 19, 2021, the Company no longer qualified as an emerging growth company due to issuing more than $1.0 billion in non-convertible debt in the prior three-year period as of that date, and as a result is no longer exempt from the reporting requirements discussed above.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. The Company utilizes the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The Company applies constraint to the transaction price, such that net revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such adjustments become known. During the years ended December 31, 2021 and 2020, as a result of a change in estimate, the Company decreased net revenue and accounts receivable by approximately $9.8 million and $11.0 million, respectively, due to the consideration ultimately received compared with the amounts previously estimated.

Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of sleep therapy equipment supplies (including CPAP resupply products), durable medical equipment and related supplies (including wheelchairs, hospital beds and infusion pumps), diabetic medical devices and supplies (including continuous glucose monitors (CGM) and insulin pumps), and other HME products and supplies are recognized when control of the promised good or service is transferred to customers, which is generally upon shipment for direct to consumer medical devices and supplies and upon delivery to the home for durable medical equipment.

The Company provides certain equipment to patients which is reimbursed periodically in fixed monthly payments for as long as the patient is using the equipment and medical necessity continues (in certain cases, the fixed monthly payments are capped at a certain amount). The equipment provided to the patient is based upon medical necessity as documented by prescriptions and other documentation received from the patient’s physician. The patient generally does not negotiate or select the manufacturer or model of the equipment prescribed by their physician and delivered by the Company. Once initial delivery of this equipment is made to the patient for initial setup, a monthly billing process is established based on the initial setup service date. The Company recognizes the fixed monthly revenue ratably over the service period as earned, less estimated adjustments, and defers revenue for the portion of the monthly bill that is unearned. No separate revenue is earned from the initial setup process. Included in fixed monthly revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the payor. The estimate of net unbilled fixed monthly revenue recognized is based on historical trends and estimates of future collectability.

The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial insurance payors for each item of equipment

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

or supply provided to a customer. Revenues are recorded based on the applicable fee schedule. The Company has established a contractual allowance to account for adjustments that result from differences between the payment amount received and the expected realizable amount. If the payment amount received differs from the net realizable amount, an adjustment is recorded to revenues in the period that these payment differences are determined. The Company reports revenues in its consolidated financial statements net of such adjustments.

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

The composition of net revenue by payor type for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Insurance	$1,499,154	$657,033	$300,361
Government	685,513	295,657	168,686
Patient pay	269,868	103,699	60,597
Net revenue	$2,454,535	$1,056,389	$529,644

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

The composition of net revenue by core service lines for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net sales revenue:
Sleep	$654,130	$312,860	$224,542
Diabetes	528,082	159,490	—
Supplies to the home	167,830	145,624	7,760
Respiratory	31,016	28,605	5,780
HME	117,515	58,029	42,487
Other	140,833	54,689	35,882
Total net sales revenue	$1,639,406	$759,297	$316,451

Net revenue from fixed monthly equipment reimbursements:
Sleep	$237,252	$98,361	$80,846
Diabetes	13,123	2,467	—
Respiratory	427,270	123,860	81,418
HME	95,936	55,847	42,969
Other	41,548	16,557	7,960
Total net revenue from fixed monthly equipment reimbursements	$815,129	$297,092	$213,193

Total net revenue:
Sleep	$891,382	$411,221	$305,388
Diabetes	541,205	161,957	—
Supplies to the home	167,830	145,624	7,760
Respiratory	458,286	152,465	87,198
HME	213,451	113,876	85,456
Other	182,381	71,246	43,842
Total net revenue	$2,454,535	$1,056,389	$529,644

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of December 31, 2021 and 2020, the Company’s unbilled accounts receivable was $23.8 million and $20.2 million, respectively.

(f)          COVID-19 Pandemic

The COVID-19 pandemic has impacted AdaptHealth’s business, as well as its patients, communities, and employees. AdaptHealth’s priorities during the COVID-19 pandemic remain protecting the health and safety of its employees (including patient-facing employees providing respiratory and other services), maximizing the availability of its services and products to support patient health needs, and maintaining the operational and financial stability of its business.

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

Grant Income. In April 2020, the Company received distributions of the CARES Act PRF of $17.2 million. Subsequent to April 2020, the Company completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, the Company recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. During the fourth quarter of each of the years ended December 31, 2021 and 2020, the Company recognized grant income of $10.6 million and $14.3 million, respectively, related to the PRF payments determined to comply with conditions associated with the grant.

HHS has indicated that the CARES Act PRF are subject to ongoing reporting and changes to the terms and conditions, and there have been several updates to such reporting requirements and terms and conditions since they were issued by HHS. Such updates have related to changes to the guidance regarding utilization of the funds granted from the PRF and updates to the reporting requirements of such funds, among other updates. To the extent that there is any future updated guidance from HHS or modifications to the terms and conditions, it may affect the Company’s ability to comply and the Company could be required to reverse the recognition of the grant income recorded and return a portion of the funds received, which could be material to the Company. The Company is continuing to monitor the terms and conditions issued by HHS. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS.

Medicare Accelerated Payment Program. In certain circumstances, when a healthcare provider is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. The CARES Act revised the Medicare accelerated and advance payment program in an attempt to disburse payments to healthcare providers more quickly to mitigate the financial impact on healthcare providers. In April 2020, the Company received recoupable advance payments of $45.8 million, which were made available by CMS under the CARES Act. In addition, in connection with an acquisition completed in July 2020, the Company assumed a liability of $3.7 million relating to funds received by the acquired company prior to the date of acquisition for CMS recoupable advance payments. The recoupment of the advance payments by CMS began in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact the Company’s cash receipts for services provided until such time all amounts have been recouped. During the year ended December 31, 2021, CMS has recouped a total of $36.7 million. As of December 31, 2021, the Company has deferred a total of $12.8 million related to CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheets.

Deferral of Employment Tax Payments. As permitted under the CARES Act, the Company elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, the Company deferred $8.6 million under this provision. In January 2022, the Company paid $4.3 million of the amount deferred and the remaining balance of $4.3 million is expected to be paid shortly after December 31, 2022. As of December 31, 2021, $4.3 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the consolidated balance sheets.

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

December 31, 2021, 2020 and 2019

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

The table below shows the carrying amounts and estimated fair values, net of unamortized deferred financing costs, of the Company’s primary long-term debt arrangements (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan and revolver	$780,414	$780,414	$301,998	$301,998
Senior unsecured notes	1,423,138	1,459,137	342,022	370,022
Note payable	—	—	140,361	154,711
	$2,203,552	$2,239,551	$784,381	$826,731

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

	December 31,
(in thousands)	2021	2020
Cash	$149,613	$94,360
Money market accounts	14	5,602
Total	$149,627	$99,962

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

December 31, 2021, 2020 and 2019

The useful lives of property and equipment for purposes of computing depreciation are:

Patient medical equipment	13 months ‑ 5 years
Vehicles	5 years
Other	2 ‑ 7 years

(l)           Long-Lived Assets

The Company’s long-lived assets, such as equipment and other fixed assets, operating lease right-of-use assets and definite-lived identifiable intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Definite-lived identifiable intangible assets consist of tradenames, payor contracts, contractual rental agreements and developed technology. These assets are amortized using the straight-line method over their estimated useful lives, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. These assets are assessed for impairment consistent with the Company’s long-lived assets. The following table summarizes the useful lives of the identifiable intangible assets acquired:

Tradenames	5 to 10	years
Payor contracts	10	years
Contractual rental agreements	2	years
Developed technology	5	years

The Company did not incur any impairment charges on long-lived assets for the years ended December 31, 2021, 2020 and 2019. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets.

(m)          Valuation of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made in recent years. Goodwill is not amortized and is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

(o)          Deferred Financing Costs

Costs incurred in connection with the Company’s borrowings, referred to as deferred financing costs, are capitalized and included on the accompanying consolidated balance sheets in other assets for costs associated with revolving credit facilities, and as a reduction of the carrying value of debt for costs associated with term loans and notes payable. Deferred financing costs are amortized to interest expense using the effective interest method over the term of the related financing agreement. Refer to Note 8, Deferred Financing Costs, for additional information.

(p)          Accounting for Leases

During the year ended December 31, 2021, the Company adopted FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASC 842) with an effective date of January 1, 2021, using the modified retrospective approach, for leases that existed on January 1, 2021. ASC 842 requires the Company to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use (ROU) asset on its consolidated balance sheet for most leases, and disclose key information about leasing arrangements. The Company elected to apply certain practical expedients permitted under the transition guidance within ASC 842 to leases that commenced before January 1, 2021, including the package of practical expedients, which, among other things, permits lease agreements that are twelve months or less to be excluded from the balance sheet, and permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Due to the Company’s election of these practical expedients, the Company carried forward certain historical conclusions for existing contracts, including conclusions related to the existence and classification of leases and to initial direct costs. ASC 842 applies to a number of arrangements to which the Company is a party.

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

If a lease exists, the Company must then determine the separate lease and non-lease components of the arrangement. Each right to use an underlying asset conveyed by a lease arrangement should generally be considered a separate lease component if it both: (i) can benefit the Company without depending on other resources not readily available to the Company and (ii) does not significantly affect and is not significantly affected by other rights of use conveyed by the lease. Aspects of a lease arrangement that transfer other goods or services to the Company but do not meet the definition of lease components are considered non-lease components. The consideration owed by the Company pursuant to a lease arrangement is generally allocated to each lease and non-lease component for accounting purposes. However, the Company has elected, for all of its leases, to not separate lease and non-lease components. Each lease component is accounted for separately from other lease components, but together with the associated non-lease components.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Generally, upon the commencement of a lease, the Company will record a lease liability and a ROU asset. However, the Company has elected, for all underlying leases with initial terms of twelve months or less (known as short-term leases), to not recognize a lease liability or ROU asset. Lease liabilities are initially recorded at lease commencement as the present value of future lease payments. ROU assets are initially recorded at lease commencement as the initial amount of the lease liability, together with the following, if applicable: (i) initial direct costs incurred by the lessee and (ii) lease payments made by the lessor net of lease incentives received, prior to lease commencement.

Over the lease term, the Company generally increases its lease liabilities using the effective interest method and decreases its lease liabilities for lease payments made. For finance leases, amortization and interest expense are recognized separately in the consolidated statements of operations, with amortization expense generally recorded on a straight-line basis over the lease term and interest expense recorded using the effective interest method. For operating leases, a single lease cost is generally recognized in the consolidated statements of operations on a straight-line basis over the lease term unless an impairment has been recorded with respect to a leased asset. Lease costs for short-term leases not recognized in the consolidated balance sheets are recognized in the consolidated statements of operations on a straight-line basis over the lease term. Variable lease costs not initially included in the lease liability and ROU asset impairment charges are expensed as incurred. ROU assets are assessed for impairment, similar to other long-lived assets.

See Note 13, Leases, for additional information.

Prior to the adoption of ASC 842, the Company accounted for leases under FASB ASC Topic 840, Leases (“ASC 840”).

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(q)          Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations and proceedings. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may be affected by limited information. Accordingly, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. See Note 16, Commitments and Contingencies, for additional information.

(r)          Advertising Costs

Advertising costs are charged to expense as incurred. The Company’s advertising costs for the years ended December 31, 2021, 2020 and 2019 were $ 18.5 million, $5.3 million and $2.1 million, respectively, and are primarily included in cost of net revenue in the accompanying consolidated statements of operations.

(s)          Equity-based Compensation

The Company accounts for its equity-based compensation in accordance with FASB ASC Topic 718, Compensation Stock Compensation, which establishes accounting for share based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Equity-based compensation expense related to these grants is included within cost of net revenue and general and administrative expenses in the accompanying consolidated statements of operations. The Company measures and recognizes equity-based-compensation expense for such awards granted to employees based on their estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards with performance conditions, equity-based compensation expense is recognized on a straight-line basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. See Note 11, Stockholders’ Equity, for additional information regarding the Company’s equity-based compensation expense.

(t)          Cost of Net Revenue

Cost of net revenue includes the cost of non-capitalized medical equipment and supplies sold to patients, depreciation for capitalized patient equipment and other operating expenses. The Company also includes in cost of net revenue the salaries, labor and benefits costs incurred at the Company’s operating facilities for service personnel, offshore labor expenses, occupancy costs (such as rent, utilities, and property taxes), and other expenses incurred to

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

operate the businesses (such as distribution expenses, billing fees, software expenses and general business supplies). Cost of net revenue for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of products and supplies	$955,813	$441,931	$156,430
Salaries, labor and benefits	595,668	257,898	153,173
Patient equipment depreciation	194,958	71,072	59,498
Rent and occupancy	48,586	22,344	13,407
Other operating expenses	204,573	93,054	57,339
Equity-based compensation	7,301	7,845	—
Severance	2,026	4,457	858
Total	$2,008,925	$898,601	$440,705

(u)          General and Administrative Expenses

General and administrative expenses (G&A) primarily include expenses related to corporate salaries and benefits, legal, equity-based compensation, transaction costs and other business support functions. Included in G&A during the years ended December 31, 2021, 2020 and 2019 are salaries, labor and benefits expenses (including equity-based compensation and severance) of $60.1 million, $35.8 million and $31.7 million, respectively.

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

(w)          Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2021, and 2020, less than 10% of the Company’s net accounts receivable are from patients under co-pay or private plan arrangements. Credit evaluations, account monitoring procedures and a third-party collection agent are utilized to minimize the risk of loss. Collateral is not required.

Cost-containment efforts of governmental organizations, primarily Medicare, could have a material adverse effect on the Company’s net revenue and profitability. Medicare typically awards contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple distributors with intention of driving down pricing. All Medicare Durable Medical Equipment, Prosthetics, Orthotics, & Supplies (“DMEPOS”) Competitive Bidding Program contracts expired on December 31, 2018, and, as a result, there is a temporary gap in the entire DMEPOS Competitive Bidding Program that CMS stated would last until December 31, 2020 and be replaced by a single round of competition named “Round 2021” which consolidated the competitive bidding areas (“CBAs”) included in the Round 1 2017 and Round 2 Recompete DMEPOS Competitive Bidding Programs. Round 2021 contracts became effective on January 1, 2021 and extend through December 31, 2023. CMS included 16 product categories in

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that contract awards would only be made for off-the-shelf (“OTS”) knee and back braces. For the years ended December 31, 2021, 2020 and 2019, net revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. The Company expects to obtain contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.

The competitive bidding process (which is expected to be re-bid every three years) has historically put pressure on the amount the Company is reimbursed in the markets in which it exists, as well as in areas that are not subject to the DMEPOS Competitive Bidding Program. The rates required to win future competitive bids could continue to depress reimbursement rates. The Company will continue to monitor developments regarding the DMEPOS Competitive Bidding Program. While the Company cannot predict the outcome of the DMEPOS Competitive Bidding Program on its business in the future nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, the program may materially adversely affect its financial condition and results of operations.

(x)         Concentration of Customers

The Company provides patient-centered, healthcare-at-home solutions including home medical equipment, medical supplies, and related services, to both commercial organizations and directly to end users. This results in a customer concentration relating to Medicare’s service reimbursement programs. During the years ended December 31, 2021, 2020 and 2019, the Company derived approximately 28%, 28% and 32% of its net revenue from government healthcare programs, including Medicare and Medicaid, respectively. Concentration of credit risk with respect to other payors is limited due to the large number of such payors and varied geographical locations.

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

(aa)          Income Taxes

Prior to the completion of the Business Combination, AdaptHealth Holdings was a limited liability company and was treated as a partnership for federal and state income tax purposes. As such, income and loss from operations of AdaptHealth Holdings were allocated to the members for inclusion in their tax returns. In addition, there were regular C-

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

corporations included in AdaptHealth Holdings’ structure where taxes were paid at the entity level. The C-corporations used the asset and liability method of accounting for income taxes as described below.

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

FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no material amount of expense for interest and penalty related to unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019.

(bb)        Earnings (Loss) Per Share

Earnings (loss) per share is based upon the weighted average number of common shares outstanding during the respective periods. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in equity-based compensation transactions or other instruments are participating securities for purposes of calculating earnings (loss) per share. See Note 12, Earnings (Loss) Per Share, for additional information.

(cc)        Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASC 842, Leases, which requires lessees to recognize leases on its balance sheet and disclose key information about leasing arrangements. Refer to the discussion above regarding the Company’s adoption of ASC 842 during the year ended December 31, 2021, which had an effective adoption date of January 1, 2021. In connection with such adoption, the Company recognized a cumulative-effect adjustment as of the January 1, 2021 adoption date by recording $91.5 million of operating lease obligations on its consolidated balance sheet, with a corresponding ROU asset, based on the present value of the remaining minimum rental payments for existing operating leases as of such date. The adoption did not have an impact on the Company’s accounting for existing finance leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. The Company adopted the new standard during the year ended December 31, 2021. The adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(dd)        Recently Issued Accounting Pronouncements

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

(3)          Acquisitions

During the years ended December 31, 2021, 2020 and 2019, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The substantial majority of the goodwill recorded during the year ended December 31, 2021 is not expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as receipt of final valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized. Also, see subsection, “Pro forma information” of this Note 3 for pro forma information on net revenue and operating income.

Year ended December 31, 2021

On February 1, 2021, the Company acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other durable medical equipment products. The total consideration consisted of (i) a cash payment of approximately $1.1 billion at closing, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock at closing, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock at closing, and (iv) the issuance of 3,959,892 fully vested options to purchase shares of the Company’s Class A Common Stock in the future, which had a weighted-average exercise price of $6.24 per share and a weighted-average remaining exercise period of approximately 7 years from the date of closing. Refer to Note 11, Stockholders’ Equity – Preferred Stock, for additional discussion of the Series C Convertible Preferred Stock issued in connection with the acquisition of AeroCare. In July 2021, the Company paid $4.7 million to the AeroCare sellers in connection with a post-closing net working capital adjustment. The Company allocated the consideration paid to the estimated fair values of the net assets acquired, including $27.7 million to cash, $71.9 million to accounts receivable, $27.0 million to inventory, $190.8 million to equipment and other fixed assets, $52.9 million to operating lease ROU assets, $122.8 million to identifiable intangible assets (consisting of $54.2 million of contractual rental agreements and $68.6 million of tradenames), $2.1 billion to goodwill, $82.7 million to accounts payable and accrued expenses, $52.9 million to operating lease obligations, $46.2 million to deferred tax liabilities, and $20.9 million of net liabilities to other working capital accounts.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

On April 30, 2021, the Company acquired 100% of the equity interests of Spiro Health Services, LLC (Spiro). Spiro is a provider of home medical equipment and supplies. The total consideration consisted of a cash payment of $66.1 million at closing, the issuance of 244,641 shares of the Company’s Class A Common Stock at closing, and a potential contingent consideration payment of up to $1.0 million based on certain conditions after closing, which was determined to be the fair value at the acquisition date and such amount was recorded as a contingent consideration liability in connection with the Company’s preliminary acquisition accounting. Based on the outcome of such conditions, the Company paid $1.0 million during the year ended December 31, 2021 to satisfy such contingent liability. In November 2021, the Company received $0.3 million in connection with a post-closing net working capital adjustment. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $2.1 million to cash, $5.8 million to accounts receivable, $1.7 million to inventory, $6.9 million to equipment and other fixed assets, $2.6 million to operating lease ROU assets, $1.0 million to identifiable intangible assets (consisting of tradenames), $64.4 million to goodwill, $5.5 million to accounts payable and accrued expenses, $2.6 million to operating lease obligations, $2.2 million to finance lease obligations, and $0.3 million of net liabilities to other working capital accounts.

On June 1, 2021, the Company acquired 100% of the equity interests of Healthy Living Medical Supply, LLC (Healthy Living). Healthy Living is a provider of continuous glucose monitors and insulin pumps. The total consideration consisted of a cash payment of $47.0 million at closing and the issuance of 196,779 shares of the Company’s Class A Common Stock at closing. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $0.6 million to cash, $5.8 million to accounts receivable, $3.0 million to inventory, $1.2 million to equipment and other fixed assets, $1.4 million to operating lease ROU assets, $1.5 million to identifiable intangible assets (consisting of tradenames), $44.1 million to goodwill, $3.4 million to accounts payable and accrued expenses, $1.4 million to operating lease obligations, and $0.7 million of net liabilities to other working capital accounts.

On July 1, 2021, the Company acquired 100% of the equity interests of Agilis Med Holdings, LLC (Agilis). Agilis is an e-commerce retailer of sleep apnea and respiratory equipment in the United States. The total consideration consisted of a cash payment of $30.8 million at closing, the issuance of 538,079 shares of the Company’s Class A Common Stock at closing, and a potential contingent consideration payment of up to $1.0 million, which was determined to be the fair value at the acquisition date and such amount was recorded as a contingent consideration liability in connection with the Company’s preliminary acquisition accounting. Such amount is included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2021 based on the expected payment date. In October 2020, the Company acquired a minority interest in Agilis, which was being accounted for under the equity method of accounting prior to the July 2021 transaction. The fair value and carrying value of such equity method investment was $10.0 million and $8.1 million, respectively, at the July 2021 transaction date. In connection with the accounting for the July 2021 transaction, the Company recorded goodwill of $10.0 million and eliminated the carrying value of the equity method investment of $8.1 million and recorded a gain on equity method of investment of $1.9 million, which is included in other (income) loss, net in the accompanying consolidated statements of operations during the year ended December 31, 2021. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $1.1 million to cash, $2.3 million to inventory, $0.4 million to equipment and other fixed assets, $0.5 million to operating lease ROU assets, $0.5 million to identifiable intangible assets (consisting of tradenames), $55.4 million to goodwill, $3.2 million to accounts payable and accrued expenses, and $0.5 million to operating lease obligations.

On July 1, 2021, the Company acquired 100% of the equity interests of WeCare Medical, LLC (WeCare). WeCare is a distributor of durable medical equipment and supplies in the United States. The total consideration consisted of a cash payment of $34.8 million at closing and the issuance of 231,866 shares of the Company’s Class A Common Stock at closing. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $0.5 million to cash, $2.0 million to accounts receivable, $0.5 million to inventory, $5.2 million to equipment and other fixed assets, $1.0 million to operating lease ROU assets, $0.4 million to

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

identifiable intangible assets (consisting of tradenames), $36.0 million to goodwill, $1.2 million to deferred tax liabilities, $1.4 million to accounts payable and accrued expenses, $1.0 million to operating lease obligations, and $0.8 million of net liabilities to other working capital accounts.

On December 30, 2021, the Company acquired 100% of the equity interests of Community Surgical Supply of Toms River, LLC (Community Surgical Supply). Community Surgical Supply is a supply company that provides oxygen, respiratory therapy services, infusion therapy services, and home medical equipment to its customers throughout the northeastern United States. The total consideration consisted of a cash payment of $129.4 million at closing, and a potential contingent consideration payment of up to $6.5 million based on certain conditions after closing. The Company determined that the potential contingent payment had an acquisition date fair value of $5.8 million which was recorded as a contingent consideration liability in connection with the Company’s preliminary acquisition accounting. The estimated fair value of the contingent liability of $5.8 million at December 31, 2021 is included in other long-term liabilities in the accompanying consolidated balance sheets based on the expected payment date. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis, including $15.8 million to accounts receivable, $5.2 million to inventory, $44.9 million to equipment and other fixed assets, $4.4 million to operating lease ROU assets, $2.3 million to identifiable intangible assets (consisting of tradenames), $88.4 million to goodwill, $13.7 million to accounts payable and accrued expenses, $4.4 million to operating lease obligations, $4.8 million to finance lease obligations, and $2.9 million of net liabilities to other working capital accounts.

In addition, during 2021, the Company acquired 100% of the equity interests of certain providers of home medical equipment and distributors of diabetes management products and supplies, and acquired certain assets of the durable medical equipment businesses of providers of home medical equipment. The total consideration paid for these acquisitions consisted of cash payments of $196.7 million at closing, net cash payments of $1.1 million during the year ended December 31, 2021 for post-closing net working capital adjustments, and the issuance of 306,569 shares of the Company’s Common Stock at closing. In addition, one of the acquisitions included potential contingent payments of up to $4.0 million based on certain conditions after closing, which was determined to have a nominal acquisition date fair value, and thus no contingent consideration liability was recorded in connection with the Company’s acquisition accounting for the acquisition. The Company allocated the consideration paid for these acquisitions to the estimated fair values of the net assets acquired, a portion of which is provisional as of December 31, 2021, including $5.0 million to cash, $25.6 million to accounts receivable, $10.7. million to inventory, $25.0 million to equipment and other fixed assets, $15.9 million to operating lease ROU assets, $4.4 million to identifiable intangible assets (consisting of tradenames), $164.9 million to goodwill, $21.7 million to accounts payable and accrued expenses, $15.9 million to operating lease obligations, $4.7 million to finance lease obligations and $0.3 million of net liabilities to other working capital accounts.

The following table summarizes the consideration paid for all acquisitions during the year ended December 31, 2021 (in thousands):

Cash	$1,657,970
Equity	1,261,200
Contingent consideration	7,800
Deferred payments	4,478
Total	$2,931,448

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. The Company is still evaluating the fair value of certain assets and liabilities for which provisional amounts were recorded and expects to finalize such valuations during 2022. Based upon management’s evaluation,

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

which is preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during 2021 was allocated as follows during the year ended December 31, 2021 (in thousands):

Cash	$36,993
Accounts receivable	126,902
Inventory	50,352
Prepaid and other current assets	7,736
Equipment and other fixed assets	274,357
Operating lease right-of-use assets	78,643
Goodwill	2,536,566
Identifiable intangible assets	132,900
Other assets	3,699
Deferred tax liabilities	(47,770)
Accounts payable and accrued expenses	(131,583)
Contract liabilities	(19,630)
Other current liabilities	(13,701)
Other long-term liabilities	(3,738)
Operating lease obligations	(78,643)
Finance lease obligations	(11,635)
Net assets acquired	$2,941,448

During the year ended December 31, 2021, the Company received net cash receipts of $0.7 million relating to working capital adjustments associated with businesses that were acquired during 2020 which was recorded as a decrease to goodwill during the period.

Year ended December 31, 2020

On January 2, 2020, the Company purchased 100% of the equity interests of the Patient Care Solutions business (PCS), which was a subsidiary of McKesson Corporation. PCS is a home medical equipment supplies business. The total consideration consisted of a cash payment of $15.0 million at closing. During the third quarter of 2020, the Company received $1.0 million in connection with a working capital adjustment related to the acquisition. During the year ended December 31, 2020, the Company allocated the consideration paid to the estimated fair values of the net assets acquired, including $14.9 million to accounts receivable, $0.5 million to equipment and other fixed assets, $1.0 million to goodwill, $2.0 million to accounts payable and other accrued expenses, and $0.4 million of net liabilities to other working capital accounts.

On March 2, 2020, the Company purchased certain assets of the durable medical equipment business of Advanced Home Care, Inc. (Advanced). The total consideration consisted of a cash payment of $58.5 million at closing. The acquisition also included a potential contingent payment of up to $9.0 million based on certain conditions after closing. The Company determined that the potential contingent payment had an acquisition date fair value of $5.0 million which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting. The estimated fair value of the contingent liability of $5.0 million at December 31, 2021 is included in other current liabilities in the accompanying consolidated balance sheets based on the expected payment date. During the year ended December 31, 2020, the Company allocated the consideration paid to the estimated fair values of the net assets acquired, including $19.8 million to equipment and other fixed assets, $2.7 million to inventory, $0.6 million to identifiable intangible assets (consisting of tradenames) $41.7 million to goodwill, and $1.3 million of net liabilities to other working capital accounts.

On July 1, 2020, the Company acquired 100% of the equity interests in Solara Medical Supplies, LLC (Solara). Solara is an independent distributor of continuous glucose monitors (CGM) in the United States and offers a

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

comprehensive suite of direct-to-patient diabetes management supplies to patients throughout the country, including CGMs, insulin pumps and other diabetic supplies. The total consideration consisted of a cash payment of $380.7 million at closing and the issuance of 3,906,250 shares of the Company’s Class A Common Stock at closing. The acquisition also included a potential contingent payment based on certain conditions after closing, which was determined to have an acquisition date fair value of $1.3 million, which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting. Based on the outcome of such conditions, the Company paid $1.4 million during the year ended December 31, 2020 to satisfy such contingent liability. During the year ended December 31, 2020, the Company allocated the consideration paid to the estimated fair values of the net assets acquired, which was provisional as of December 31, 2020, including $12.1 million to cash, $17.4 million to accounts receivable, $14.4 million to inventory, $3.5 million to equipment and other fixed assets, $85.7 million to identifiable intangible assets (consisting of $60.0 million of payor contracts and $25.7 million of tradenames), $347.7 million to goodwill, $22.5 million to accounts payable and accrued expenses, and $2.9 million of net liabilities to other working capital accounts.

On July 1, 2020, the Company acquired 100% of the equity interests of ActivStyle, Inc. (ActivStyle). ActivStyle is a leading direct-to-consumer supply company that provides incontinence and urology products to patients throughout the United States. The total consideration consisted of a cash payment of $65.5 million at closing. The Company allocated the consideration paid to the estimated fair values of the net assets acquired, which was provisional as of December 31, 2020, including $5.0 million to cash, $5.2 million to accounts receivable, $0.5 million to inventory, $1.0 million to equipment and other fixed assets, $9.4 million to identifiable intangible assets (consisting of $6.3 million of developed technology and $3.1 million of tradenames), $49.6 million to goodwill, $7.2 million to accounts payable and accrued expenses, and $2.0 million of net assets to other working capital accounts.

On October 1, 2020, the Company acquired 100% of the equity interests of Pinnacle Medical Solutions, Inc. (Pinnacle). Pinnacle is a distributor of insulin pumps, insulin pump supplies, continuous glucose monitoring systems and diabetes test strips in the United States. The total consideration consisted of a cash payment of $80.4 million at closing and the issuance of 997,067 shares of the Company’s Class A Common Stock at closing. The acquisition also included a potential contingent payment of up to $15.0 million based on certain conditions after closing, which was determined to have an acquisition date fair value of $14.3 million, which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting. Based on the outcome of such conditions, the Company paid $15.0 million during the year ended December 31, 2021 to satisfy such contingent liability. During the year ended December 31, 2020, the Company allocated the consideration paid to the estimated fair values of the net assets acquired, which was provisional as of December 31, 2020, including $1.2 million to cash, $4.2 million to accounts receivable, $15.2 million to identifiable intangible assets (consisting of $14.0 million of payor contracts and $1.2 million of tradenames), $107.7 million to goodwill, $5.8 million to accounts payable and accrued expenses, and $0.4 million of net assets to other working capital accounts.

In addition, during 2020, the Company acquired 100% of the equity interests of certain other providers of home medical equipment and distributors of diabetes management products and supplies. The total consideration paid for these four acquisitions consisted of cash payments of $191.4 million at closing, and the issuance of 1,023,434 shares of the Company’s Class A Common Stock at closing, and deferred payment liabilities of less than $0.1 million. Certain of the acquisitions also included potential contingent payments of up to $8.0 million in the aggregate based on certain conditions after closing, which was determined to have an acquisition date fair value of $6.5 million, which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting for such acquisitions. The fair value of the contingent payments of $5.3 million as of December 31, 2021 is included in other current liabilities in the accompanying consolidated balance sheets based on the expected payment dates. During the year ended December 31, 2020, the Company allocated the consideration paid for these acquisitions to the estimated fair values of the net assets acquired, a portion of which was provisional as of December 31, 2020, including $2.9 million to cash, $21.3 million to accounts receivable, $8.4 million to inventory, $20.9 million to equipment and other fixed assets, $11.2 million to identifiable intangible assets (consisting of $8.0 million of payor contracts and $3.2 million of tradenames), $184.3 million to goodwill, $23.7 million to accounts payable and accrued expenses, $2.2 million to finance lease obligations, and $2.7 million of net liabilities to other working capital accounts.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

The following table summarizes the consideration paid for all acquisitions during the year ended December 31, 2020 (in thousands):

Cash	$790,564
Equity	123,887
Contingent consideration	27,064
Deferred payments	33
Total	$941,548

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during 2020 was allocated as follows during the year ended December 31, 2020 (in thousands):

Cash	$21,227
Accounts receivable	62,940
Inventory	26,111
Prepaid and other current assets	9,560
Equipment and other fixed assets	45,669
Goodwill	732,019
Intangible assets	122,100
Other assets	2,921
Deferred income taxes	1,132
Accounts payable and accrued expenses	(61,196)
Contract liabilities	(3,344)
Other liabilities	(11,278)
Other long-term liabilities	(4,107)
Finance lease obligations	(2,206)
Net assets acquired	$941,548

Year ended December 31, 2019

On January 2, 2019, the Company purchased 100% of the equity of Gould’s Discount Medical, LLC (Goulds). Goulds is a home medical equipment and supplies business. The total consideration paid consisted of a cash payment of $20.8 million at closing and the issuance of a $2.0 million seller note payable. The acquisition also included potential contingent payments of up to $1.5 million based on certain conditions after closing; such amount was determined to be the acquisition date fair value and was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting. The estimated fair value of the contingent liability of $0.8 million as of December 31, 2021 is included in other current liabilities in the accompanying consolidated balance sheets based on the expected payment date. During the year ended December 31, 2019, the Company allocated the consideration paid to the estimated fair values of the net assets acquired, including $4.0 million to accounts receivable, $2.5 million to inventory, $3.4 million to equipment and other fixed assets, $17.9 million to goodwill, $3.0 million to accounts payable and accrued expenses and $0.5 million of net liabilities to other working capital accounts.

On July 5, 2019, the Company purchased certain assets relating to the durable medical equipment business of SleepMed Therapies, Inc. (SleepMed). SleepMed provides positive airway pressure devices and related supplies to customers in their homes or other alternative site care facilities. The total consideration paid consisted of a cash payment of $11.4 million, and also included potential contingent payments of up to $4.0 million based on certain conditions after closing; such amount was determined to be the acquisition date fair value and was recorded as a contingent consideration

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

liability in connection with the Company’s acquisition accounting. During the year ended December 31, 2019, the Company allocated the consideration paid to the estimated fair values of the net assets acquired, which was provisional as of December 31, 2019, including $0.2 million to inventory, $1.4 million to equipment and other fixed assets, $14.1 million to goodwill, and $0.3 million of net liabilities to other working capital accounts.

On October 31, 2019, the Company purchased 100% of the stock of Choice Medical Healthcare, Inc. (Choice). Choice is a provider of continuous positive airway pressure devices and related supplies. The total consideration paid consisted of a cash payment of $12.5 million, and also included potential contingent payments of up to $12.5 million based on certain conditions after closing; which was determined to have an acquisition date fair value of $6.2 million which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting. During the year ended December 31, 2019, the Company allocated the consideration paid to the estimated fair values of the net assets acquired, which was provisional as of December 31, 2019, including $0.8 million to accounts receivable, $0.1 million to equipment and other fixed assets, $18.9 million to goodwill, $1.2 million to accounts payable and accrued expenses and $0.1 million of net assets to other working capital accounts.

In addition, during 2019, the Company completed certain other acquisitions. The total consideration paid for these acquisitions consisted of cash payments of $18.6 million at closing and deferred payment liabilities of $1.6 million. In the aggregate, these acquisitions also included potential contingent payments based on certain conditions after closing, which were determined to have an acquisition date fair value of $0.9 million, which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting for such acquisitions. During the year ended December 31, 2019, the Company allocated the consideration paid to the estimated fair values of the net assets acquired, including $0.1 million to cash, $0.7 million to accounts receivable, $1.5 million to inventory, $6.1 million to equipment and other fixed assets, $14.3 million to goodwill, $0.7 million to accounts payable and accrued expenses, and $0.9 million of net liabilities to other working capital accounts.

The following table summarizes the consideration paid for all acquisitions during the year ended December 31, 2019 (in thousands):

Cash	$63,295
Contingent consideration	12,625
Seller note	2,000
Deferred payments	1,573
Total	$79,493

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during 2019 was allocated as follows during the year ended December 31, 2019 (in thousands):

Cash	$92
Accounts receivable	5,405
Inventory	4,262
Prepaid and other current assets	121
Equipment and other fixed assets	10,968
Goodwill	65,270
Accounts payable and accrued expenses	(4,916)
Contract liabilities	(1,709)
Net assets acquired	$79,493

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

During 2019, the Company paid $0.8 million for working capital and other purchase price adjustments in connection with an acquisition completed on December 31, 2018. In addition, during 2019, the Company received $0.5 million of escrow funds in connection with an acquisition completed in July 2018.

Pro-Forma Information

The unaudited pro-forma financial information presented below has been prepared by adjusting the historical results of the Company to include the historical results of the acquisitions described above and to give effect to the GAAP accounting for the acquisitions had they been owned in the earliest period presented below. The unaudited pro-forma financial information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro-forma information. The unaudited pro-forma financial information does not reflect the impact of future events that may occur after the acquisitions, such as the impact of cost savings or other synergies that may result from these acquisitions, and does not include interest expense associated with debt incurred to fund the acquisitions.

(in thousands) (unaudited)	Year Ended December 31,
	2021	2020	2019
Net revenue	$2,863,840	$2,650,051	$2,292,523
Operating income	$266,492	$229,036	$128,844

Results of Businesses Acquired

The following table presents the amount of net revenue and operating income in the period of acquisition since the respective acquisition dates for the acquisitions described above that is included in the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	Year Ended December 31,
	2021	2020	2019
Net revenue	$1,005,097	$427,352	$52,711
Operating income	$136,404	$17,673	$7,856

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Patient medical equipment	$533,760	$158,108
Delivery vehicles	36,213	8,211
Other	50,208	26,098
	620,181	192,417
Less accumulated depreciation	(221,604)	(81,949)
	$398,577	$110,468

For the years ended December 31, 2021, 2020 and 2019, the Company recorded depreciation expense of $211.5 million, $76.4 million and $62.6 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company removed from service $71.9 million, $62.6 million and $72.8 million of fully depreciated patient medical equipment, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(5)          Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 was as follows (in thousands):

Gross carrying
amount
Balance at December 31, 2019	$266,791
Goodwill from acquisitions	732,019
Balance at December 31, 2020	$998,810
Goodwill from acquisitions	2,536,566
Net cash receipts relating to prior acquisitions	(657)
Reductions	(22,152)
Balance at December 31, 2021	$3,512,567

Annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and declines in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a goodwill impairment could have a material adverse effect on the Company’s operating income, net assets and the Company’s cost of, or access to, capital. The Company did not record any goodwill impairment charges during the years ended December 31, 2021, 2020 and 2019. Subsequent to December 31, 2021, the Company experienced a decline in its market capitalization as a result of a decline in the Company’s stock price, and if this decline continues for a sustained period of time, the Company may be required to perform a goodwill impairment assessment at an interim period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.

As discussed in Note 3, Acquisitions, during 2021, the Company received net cash receipts of $0.7 million relating to working capital adjustments associated with businesses that were acquired during 2020 which were recorded as a reduction to goodwill during 2021. The reductions of $22.2 million during 2021 in the table above relates to measurement period adjustments attributed to businesses that were acquired by the Company during 2020, primarily for Solara. Based on available information obtained by the Company during 2021, the Company recorded certain measurement period adjustments to the acquisition accounting for Solara, resulting in an increase to accounts receivable of $28.9 million and an increase to accounts payable and accrued expenses of $6.3 million, with a corresponding decrease to goodwill of $22.6 million during 2021.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $12,705	$99,595	8.4
Payor contracts, net of accumulated amortization of $11,816	70,184	8.6
Contractual rental agreements, net of accumulated amortization of $26,158	28,042	1.8
Developed technology, net of accumulated amortization of $1,890	4,410	3.5
Identifiable intangible assets, net	$202,231

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

	December 31, 2020
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $1,793	$32,007	8.8
Payor contracts, net of accumulated amortization of $3,616	78,384	9.6
Developed technology, net of accumulated amortization of $630	5,670	4.5
Identifiable intangible assets, net	$116,061

Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $46.5 million and $6.0 million for the years ended December 31, 2021 and 2020, respectively. There was no amortization expense related to identifiable intangible assets for the year ended December 31, 2019 as there were no material identifiable intangible assets acquired prior to December 31, 2019.

Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending December 31,
2022	$39,881
2023	32,513
2024	22,176
2025	21,228
2026	19,163
Thereafter	67,270
Total	$202,231

The Company recorded no impairment charges related to identifiable intangible assets during the years ended December 31, 2021 and 2020.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition in the future may cause the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the years ended December 31, 2021, 2020 and 2019, the Company did not have any reclassifications in levels.

The following table presents the valuation of the Company’s financial assets and liabilities as of December 31, 2021 and 2020 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of December 31, 2021 and 2020. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money market accounts	$14	$—	$—
Total assets measured at fair value	$14	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$13,500
Acquisition-related contingent consideration-long term	—	—	6,800
Interest rate swap agreements-short term	—	5,098	—
Interest rate swap agreements-long term	—	2,359	—
Warrant liability	—	—	57,764
Total liabilities measured at fair value	$—	$7,457	$78,064

(in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Assets
Money market accounts	$5,602	$—	$—
Total assets measured at fair value	$5,602	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$23,941
Acquisition-related contingent consideration-long term	—	—	9,599
Interest rate swap agreements-short term	—	5,941	—
Interest rate swap agreements-long term	—	10,220	—
Contingent consideration common shares liability-short term	—	—	36,846
Contingent consideration common shares liability-long term	—	—	33,631
Warrant liability	—	—	113,905
Total liabilities measured at fair value	$—	$16,161	$217,922

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2021 and 2020 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

Acquisition-Related Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income in the Company’s consolidated statements of operations. At December 31, 2021, contingent consideration liabilities of $13.5 million and $6.8 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2020, contingent consideration liabilities of $23.9 million and $9.6 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the years ended December 31, 2021 and 2020 is as follows (in thousands):

Year Ended December 31, 2021	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$33,540	$7,800	$(20,347)	$(866)	$173	$20,300

Year Ended December 31, 2020	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$14,725	$27,064	$(4,204)	$(4,176)	$131	$33,540

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Warrant Liability

The warrant liability represents the estimated fair value of the Company’s outstanding private warrants. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. As an input to the Black-Scholes option pricing model, the volatility implied by trades in the public warrants was considered. In order to estimate this implied volatility, a Monte-Carlo simulation was employed. Refer to the discussion above for a description of the Monte-Carlo simulation analysis. Refer to Note 11, Stockholders’ Equity, for additional discussion of the warrant liability.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents the Company’s hierarchy for non-financial assets measured at fair value on a non-recurring basis (in thousands):

	December 31,	December 31,
	2021	2020
Assets:
Goodwill (Level 3)	$3,512,567	$998,810
Identifiable intangible assets, net (Level 3)	$202,231	$116,061

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the twelve months subsequent to December 31, 2021, the Company estimates that an additional $0.8 million will be reclassified as a reduction to interest expense.

As of December 31, 2021 and 2020, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional associated with the swap agreements was $250 million of December 31, 2021 and 2020, and have maturity dates at certain dates through March 2024. Prior to August 22, 2019, the interest rate swap agreements were not designated as cash flow hedging instruments for accounting purposes and accordingly changes in fair value of the interest rate swap agreements were recorded in earnings. On August 22, 2019, the Company designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, subsequent to August 22, 2019, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

The table below presents the fair value of the Company’s derivatives designated as hedging instruments as well as their classification in the consolidated balance sheets at December 31, 2021 and 2020 (in thousands):

		December 31, 2021	December 31, 2020

	Balance Sheet Location	Asset (Liability)
Interest rate swap agreements	Other current liabilities	$(5,098)	$(5,941)
Interest rate swap agreements	Other long-term liabilities	(2,359)	(10,220)
Total		$(7,457)	$(16,161)

During the year ended December 31, 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $8.7 million in other comprehensive income (loss). In addition, during the year ended December 31, 2021, $2.9 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2020, as a result of the effect of cash flow hedge accounting, the Company recognized a loss of $7.8 million in other comprehensive income (loss). In addition, during the year ended December 31, 2020, $2.8 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2019, as a result of the effect of cash flow hedge accounting, the Company recognized income of $3.5 million in other comprehensive income (loss). In addition, during the year ended December 31, 2019, $0.9 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2019, as a result of the effect of the Company’s derivative financial instruments that were not designated as hedging instruments, the Company recognized $12.4 million in interest expense, net in the accompanying consolidated statements of operations.

(8)          Deferred Financing Costs

The change in the carrying amount of deferred financing costs for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$13,710	$7,853
Capitalized fees	29,185	13,049
Amortization	(5,378)	(1,876)
Write-off due to debt refinancing	(4,054)	(5,316)
Balance at end of period	$33,463	$13,710

Amortization expense relating to deferred financing costs was $5.4 million, $1.9 million and $1.3 million during the years ended December 31, 2021, 2020 and 2019, respectively, and is included in interest expense, net in the accompanying consolidated statements of operations. The write-off of deferred financing costs is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

The December 31, 2021 balance of deferred financing costs of $33.5 million is estimated to be amortized to interest expense, net as follows (in thousands):

2022	$5,234
2023	5,234
2024	5,234
2025	5,147
2026	3,659
Thereafter	8,955
$33,463

(9)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accounts payable	$248,027	$191,038
Employee-related accruals	34,370	26,705
Accrued interest	30,103	11,062
Other	45,884	25,407
Total	$358,384	$254,212

(10)          Debt

The following is a summary of long-term debt as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Secured term loans	$785,000	$248,438
Revolving credit facility	—	55,000
Senior unsecured notes	1,450,000	350,000
Note payable	—	143,500
Other	—	333
Unamortized deferred financing fees	(31,448)	(12,557)
	2,203,552	784,714
Current portion	(20,000)	(8,146)
Long-term portion	$2,183,552	$776,568

Interest expense related to long-term debt agreements, including amortization of deferred financing costs and payments made under the Company’s interest rate swap agreements, for the years ended December 31, 2021, 2020 and 2019 was $97.9 million, $42.0 million and $27.8 million, respectively.

On January 20, 2021, the Company refinanced its then existing debt borrowings and entered into a new credit agreement with its existing bank group, which was amended in April 2021 (the 2021 Credit Agreement). The 2021 Credit Agreement included borrowings of $800 million under a term loan (the 2021 Term Loan), and $450 million in commitments for revolving credit loans (the 2021 Revolver). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. Borrowings under the 2021

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare, to repay existing amounts outstanding under the 2020 Credit Agreement (see discussion below), to repay amounts outstanding under revolving credit loans under the 2021 Credit Agreement which were borrowed prior to the April 2021 amendment, and to pay related fees and expenses. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a zero percent floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio. On August 16, 2021, the Company amended the 2021 Credit Agreement to expressly permit the issuance of the 5.125% Senior Notes (see discussion below) and the prepayment of the outstanding principal amount under the New Promissory Note (see discussion below) with the proceeds of the 5.125% Senior Notes. In addition, the amendment increased the amount of unencumbered cash that may be used to reduce total indebtedness in the calculation of certain financial covenants for the fiscal quarters ending September 30, 2021 and December 31, 2021. In connection with the 2021 Credit Agreement, the Company paid financing costs of $7.6 million. Further, in connection with executing the 2021 Credit Agreement, the Company wrote off unamortized deferred financing costs of $2.1 million related to the 2020 Credit Agreement, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2021.

Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. The Company was in compliance with all debt covenants as of December 31, 2021.

In July 2020, the Company refinanced its then existing debt borrowings and entered into a new credit agreement with a new bank group (the 2020 Credit Agreement). The 2020 Credit Agreement consisted of a $250 million term loan (the 2020 Term Loan) and $200 million in commitments for revolving credit loans (the 2020 Revolver). The borrowings under the 2020 Term Loan bore interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined in the 2020 Credit Agreement) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined in the 2020 Credit Agreement). The 2020 Revolver carried a commitment fee during the term of the 2020 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2020 Revolver based on the Consolidated Total Leverage Ratio. In connection with the 2020 Credit Agreement, the Company paid financing costs of $2.7 million; such costs were being amortized over the term of the related debt, which is included in interest expense, net in the accompanying consolidated statements of operations. As discussed above, in January 2021, the Company refinanced its debt borrowings under the 2020 Credit Agreement. A portion of the net proceeds from such refinancing was used to repay existing amounts outstanding under the 2020 Credit Agreement of $301.9 million plus accrued interest. Further, in connection with executing the 2020 Credit Agreement, the Company wrote off unamortized deferred financing costs of $5.3 million related to the 2019 Credit Facility (see discussion below), which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2020.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

In March 2019, the Company entered into several agreements, amendments and new credit facilities (herein after referred to as the March 2019 Recapitalization Transactions). The March 2019 Recapitalization Transactions included $425 million in new credit facilities, which consisted of a $300 million Initial Term Loan, $50 million Delayed Draw Term Loan, and $75 million Revolving Credit Facility, collectively referred to herein as the 2019 Credit Facility. Amounts borrowed under the 2019 Credit Facility bore interest quarterly at variable rates based upon the sum of (a) the LIBOR Rate for such interest period, plus (b) an applicable margin based upon the Company’s Consolidated Total Leverage Ratio (as defined in the 2019 Credit Facility). In November 2019, the Company repaid $50 million under the Initial Term Loan. In July 2020, the Company amended the 2019 Credit Facility and borrowed $216.3 million under an incremental term loan; such proceeds were used to partially fund an acquisition. In connection with this amendment, the Company paid financing costs of $1.9 million. The Company used a portion of the net proceeds from the borrowings under the 2020 Term Loan and the issuance of the 6.125% Senior Notes (see discussion below) to fully repay the outstanding principal balances under the 2019 Credit Facility totaling $523.9 million, and to pay the related accrued interest, fees and expenses.

The proceeds from the March 2019 Recapitalization Transactions were used to (1) repay existing amounts outstanding under the Company’s then existing credit facility of $151.9 million, (2) pay transaction costs, fees and expenses related to the consummation of the transactions contemplated under the Note and Unit Purchase Agreement (see discussed below), (3) pay a $250 million distribution to AdaptHealth Holdings’ members, and (4) redeem certain members’ interests, including the cumulative preferred dividends, for $3.7 million. In addition, the Company paid financing costs of $9.0 million. Further, the Company wrote off unamortized deferred financing costs of $2.1 million associated with its then existing credit facility, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2019.

Secured Term Loans

The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. At December 31, 2021, there was $785 million outstanding under the 2021 Term Loan. The interest rate under the 2021 Term Loan was 1.63% at December 31, 2021. At December 31, 2020, there was $248.4 million outstanding under the 2020 Term Loan. As discussed above, in January 2021, the Company refinanced its debt borrowings under the 2020 Credit Agreement. A portion of the net proceeds from such refinancing was used to repay existing amounts outstanding under the 2020 Term Loan of $246.9 million plus accrued interest.

Revolving Credit Facility

During 2021, the Company borrowed $365.0 million under revolving credit loans pursuant to the 2021 Credit Agreement, which were all repaid during the period. As such, there was $0 outstanding under the 2021 Revolver at December 31, 2021. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. At December 31, 2021, after consideration of stand-by letters of credit outstanding of $14.9 million, the remaining maximum borrowings available pursuant to the Company’s revolving credit loans were $435.1 million.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

On July 29, 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes due 2028 (the 6.125% Senior Notes). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021. The 6.125% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 6.125% Senior Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the 6.125% Senior Notes , plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 6.125% Senior Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the 6.125% Senior Notes , together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. In connection with the 6.125% Senior Notes, the Company paid financing costs of $8.4 million.

Note Payable

In connection with the March 2019 Recapitalization Transactions, the Company signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, the Company issued a promissory note with a principal amount of $100 million (the Promissory Note). In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. During the year ended December 31, 2021, the Company repaid the outstanding principal balance of $143.5 million under the New Promissory Note. In connection with such repayment, the Company paid debt prepayment penalties of $16.2 million, reflecting the previously disclosed 10% prepayment penalty plus an incremental amount negotiated as part of the repayment transaction. In addition, the Company wrote off $2.0 million of unamortized deferred financing costs. The prepayment penalties and the write-off of the unamortized deferred financing costs are included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2021. The outstanding principal balance under the New Promissory Note bore interest at a rate of 12% per annum. Under the New Promissory Note, the Company had the option to pay 6% of the interest in cash and 6% Payment in Kind (PIK). The Company elected to pay the PIK interest in cash during all periods.

In May 2020, the Company and the investor entered into a Put/Call Option and Consent Agreement (the Put/Call Agreement), pursuant to which certain put and call rights were granted to the parties with respect to shares of Class A Common Stock, shares of Class B Common Stock, and common units of AdaptHealth Holdings (each such common unit, together with one share of Class B Common Stock, a Consideration Unit) held by the investor at the time. Pursuant to the Put/Call Agreement, which was amended in October 2020, during the period from July 1, 2020 to December 31, 2020 (the Option Period), the investor could require the Company to purchase up to 1,898,967 shares of Class A Common Stock and/or Consideration Units held by the investor (such shares of Class A Common Stock and Consideration Units, collectively, Interests) at a price per share of Class A Common Stock or per Consideration Unit equal to the greater of (x) $14.50 and (y) 85% of the 30-day volume-weighted average price per share of the Company’s Class A Common Stock on the date the exercise notice is delivered. During the Option Period, the Company could also require the investor to sell up to 1,898,967 of the Interests held by the investor to the Company at a price per share of Class A Common Stock or per Consideration Unit of $15.76. In addition, under the Put/Call Agreement, the investor waived certain consent rights under the New Promissory Note. In connection with the accounting for the Put/Call Agreement, during the year ended December 31, 2020, the Company recorded a decrease to additional paid-in capital of $29.9 million, representing the settlement amount of the related call option, and classified such amount as mezzanine equity. In addition, during the year ended December 31, 2020, the Company recorded a decrease to additional paid-in capital and accumulated deficit of $2.7 million, representing the estimated net fair value of the related call and put option. In December 2020, the Company exercised its call option and purchased 1,898,967 shares of Class A Common Stock from the investor for $29.9 million, which was recorded as a decrease to additional paid-in capital during the year ended December 31, 2020.

The future maturity of total debt, excluding unamortized deferred financing fees, at December 31, 2021 is as follows (in thousands).

Twelve months ended December 31,
2022	$20,000
2023	35,000
2024	40,000
2025	40,000
2026	650,000
Thereafter	1,450,000
Total debt maturity	$2,235,000

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Following the Closing of the Business Combination, the combined results of DFB and AdaptHealth Holdings are consolidated, and the holders of Class A Common Stock owned an approximate 56% direct controlling interest and the holders of New AdaptHealth Units owned an approximate 44% direct noncontrolling economic interest presented as noncontrolling interest in the consolidated financial statements of the combined entity. The direct noncontrolling economic interest in AdaptHealth Holdings held by the owners of AdaptHealth Holdings was in the form of New AdaptHealth Units (and a corresponding number of non-economic shares of Class B Common Stock) and were exchangeable on a one-to-one basis for shares of Class A Common Stock. During the years ended December 31, 2019 and 2020, 550,000 and 16,659,739 New AdaptHealth Units and a corresponding number of shares of Class B Common Stock were exchanged for shares of Class A Common Stock, respectively. In addition, during the year ended December 31, 2020, certain members of the Company’s management exchanged 1,507,808 New AdaptHealth Units and a corresponding number of shares of Class B Common Stock for cash of $44.3 million in order to provide for the payment of capital gains tax obligations resulting from such exchanges. On January 1, 2021, the remaining 13,218,758 New AdaptHealth Units and a corresponding number of shares of Class B Common Stock were exchanged for shares of Class A Common Stock. As a result, there are no New AdaptHealth Units and shares of Class B Common Stock outstanding, and therefore the prior holders of New AdaptHealth Units no longer own a direct noncontrolling economic interest in AdaptHealth Holdings. In connection with the January 2021 exchanges, the Company recorded a decrease to the noncontrolling interest of $77.9 million in the accompanying consolidated statements of stockholders’ equity (deficit).

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

The Company filed its Third Amended and Restated Certificate of Incorporation (the Certificate of Incorporation) on July 28, 2021. Among other things, the Certificate of Incorporation (x) increased the authorized number of shares of Common Stock from 245,000,000 shares of Common Stock to 300,000,000 shares of Common Stock and (y) (i) deleted provisions no longer applicable following the exchange of all outstanding New AdaptHealth Units and shares of Class B Common Stock for shares of Class A Common Stock and (ii) renamed the Company’s Class A Common Stock to Common Stock.

Common Stock

In January 2021, the Company issued 8,450,000 shares of Class A Common Stock at a price of $33.00 per share pursuant to an underwritten public offering (the 2021 Stock Offering) for gross proceeds of $278.9 million. In connection with this transaction, the Company received proceeds of $265.0 million which is net of the underwriting discount. A portion of the proceeds from the 2021 Stock Offering were used to partially finance the cash portion of the purchase price for the acquisition of AeroCare, and to pay related fees and expenses. In connection with the 2021 Stock Offering, the Company paid offering costs, inclusive of the underwriting discount, of $13.8 million.

In July 2020, the Company received gross proceeds of $190.0 million in connection with the sale of 10,930,471 shares of Class A Common Stock and 39,706 shares of Series A Preferred Stock pursuant to a private placement transaction. In addition, in July 2020, the Company received gross proceeds of $35.0 million in connection with the sale

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Preferred Stock

In June 2020, the Company entered into an exchange agreement (the Exchange Agreement) with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105.47 shares of Series B-1 Preferred Stock, par value $0.0001 per share. The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Common Stock in all cash dividends paid on the Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that following such conversion, the number of shares of Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Common Stock of the Company. During the years ended December 31, 2021 and 2020, 39,500 and 20,000 shares of Series B-1 Preferred Stock were converted into 3,950,000 and 2,000,000 shares of Common Stock, respectively.

As discussed in Note 3, Acquisitions, the Company issued 130,474.73 shares of Series C Convertible Preferred Stock in connection with the acquisition of AeroCare. The Series C Convertible Preferred Stock liquidation preference was limited to its par value of $0.0001 per share. The Series C Convertible Preferred Stock participated equally and ratably on an as-converted basis with the holders of Common Stock in all potential cash dividends paid on the Common Stock. The Series C Convertible Preferred Stock was non-voting. On March 3, 2021, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635, the issuance of shares of the Company’s Common Stock, representing equal to or greater than 20% of the outstanding common stock or voting power of the Company issuable upon conversion of the Series C Convertible Preferred Stock issued to the former equity holders of AeroCare, by removal of the conversion restriction that prohibits such conversion of Series C Convertible Preferred Stock. Following the receipt of the approval of the Company’s stockholders, the holders were able to elect to convert, and the Company was able to elect to effect a mandatory conversion of, each share of Series C Convertible Preferred Stock into 100 shares of Common Stock (subject to certain anti-dilution adjustments). The Company elected to effect a mandatory conversion of the Series C Convertible Preferred Stock, and the conversion of 130,474.73 shares of Series C Convertible Preferred Stock to 13,047,473 shares of Common Stock occurred on March 18, 2021.

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

Warrants

At the Closing of the Business Combination, the Company had 12,666,666 warrants outstanding. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of common stock at a price below its exercise price. During the year ended December 31, 2021, 224,121 warrants were exercised in a cashless transaction resulting in the issuance of 118,379 shares of Common Stock. During the year ended December 31, 2020, 6,254,803 warrants were exercised in cashless transactions resulting in the issuance of 1,973,707 shares of Common Stock, which included the redemption of Public Warrants (see below). In addition, during the year ended December 31, 2020, 2,131,315 warrants were exercised for cash proceeds of $24.5 million, resulting in the issuance of 2,131,315 shares of Common Stock. There were no warrant exercises during the year ended December 31, 2019. As of December 31, 2021, the Company had 4,056,427 warrants outstanding, which have an expiration date of November 20, 2024.

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

A reconciliation of the changes in the warrant liability during the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

Estimated fair value of warrant liability as of the Closing of the Business Combination	$19,985
Change in estimated fair value of the warrant liability	7,650
Estimated fair value of warrant liability at December 31, 2019	27,635
Change in estimated fair value of the warrant liability	135,368
Reclassification of warrant liability to equity for exercised warrants	(49,098)
Estimated fair value of warrant liability at December 31, 2020	113,905
Change in estimated fair value of the warrant liability	(53,181)
Reclassification of warrant liability to equity for exercised warrants	(2,960)
Estimated fair value of warrant liability at December 31, 2021	$57,764

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Contingent Consideration Common Shares

Pursuant to the Merger Agreement, the former owners of AdaptHealth Holdings who received Class A Common Stock and Class B Common Stock in connection with the Business Combination are entitled to receive earn-out consideration to be paid in the form of Common Stock, if the average price of the Company’s Common Stock for the month of December prior to each measurement date equals or exceeds certain hurdles set forth in the Merger Agreement (Contingent Consideration Common Shares). The former owners of AdaptHealth Holdings were entitled to receive 1,000,000 shares of Common Stock on each of December 31, 2021 and 2020 based on an average stock price hurdle of $18 and $15, respectively. The average stock price of the Company’s Common Stock was greater than $18 and $15 for the applicable measurement periods as of the December 31, 2021 and 2020 measurement dates, respectively, which triggered the issuance of 1,000,000 shares of Common Stock on such dates. In addition, the former owners of AdaptHealth Holdings are entitled to receive an additional 1,000,000 shares of Common Stock on December 31, 2022 if the average stock price of the Company’s Common Stock equals or exceeds $22 during the month of December 2022.

The Contingent Consideration Common Shares would be issued immediately in the event of a change of control as defined in the Merger Agreement. The estimated fair value of the Contingent Consideration Common Shares was recorded as a liability in the Company’s consolidated balance sheets, with such fair value reclassified to stockholders’ equity upon the issuance of any shares that are earned. Prior to issuance, the change in the estimated fair value of such shares each period was recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.

A reconciliation of the changes in the contingent consideration common shares liability related to the Contingent Consideration Common Shares during the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

Estimated fair value of contingent consideration common shares liability as of the Closing of the Business Combination	$6,833
Change in estimated fair value of the contingent consideration common shares liability	2,483
Estimated fair value of contingent consideration common shares liability at December 31, 2019	9,316
Change in estimated fair value of the contingent consideration common shares liability	98,717
Reclassification of contingent consideration common shares liability to equity	(37,556)
Estimated fair value of contingent consideration common shares liability at December 31, 2020	70,477
Change in estimated fair value of the contingent consideration common shares liability	(29,389)
Reclassification of contingent consideration common shares liability to equity	(41,088)
Estimated fair value of contingent consideration common shares liability at December 31, 2021	$—

As discussed above, on each of December 31, 2021 and 2020, 1,000,000 shares of Common Stock were issued in connection with the portion of the Contingent Consideration Common Shares which were earned as of such dates. As a result, the estimated fair value related to such shares of $24.5 million and $37.6 million at December 31, 2021 and 2020, respectively, was reclassified to stockholders’ equity, with such shares reflected as issued and outstanding Common Stock. In addition, in accordance with U.S. GAAP, the estimated fair value related to the remaining 1,000,000 Contingent Consideration Common Shares of $16.6 million at December 31, 2021 was reclassified to stockholders’ equity on such date. Since the fair value of these shares was reclassified to stockholders’ equity on December 31, 2021, these shares will no longer be liability classified and therefore the changes in the estimated fair value of such shares will no longer be recognized as a non-cash charge or gain in the Company’s consolidated statements of operations subsequent to December 31, 2021.

A portion of the estimated fair value of the contingent consideration common shares was classified as a current liability and a long-term liability as of December 31, 2020 in the Company’s consolidated balance sheets based on the estimated issuance dates of such shares as of such date.

Equity-based Compensation

In connection with the Company’s 2019 Stock Incentive Plan (the 2019 Plan), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. At December 31, 2021, the 2019 Plan permits the grant of up to 10,000,000 shares of Common Stock, subject to certain adjustments and limitations. At December 31, 2021, 3,314,207 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.

The following awards were granted in connection with the 2019 Plan during the years ended December 31, 2021, 2020 and 2019.

Stock Options

In January 2021, the Company granted 703,170 options to purchase shares of the Company’s Common Stock to certain senior executives of the Company. The options vest ratably over a three-year period from the date of grant based on a service condition and have a contractual exercise period of five years from the date of grant. The total grant-date fair value of the options granted, using a Black-Scholes option pricing model, was $6.9 million. During the year ended December 31, 2021, 234,390 of the options from this grant were forfeited as a result of the resignation of the Company’s former Co-CEO (see discussion below).

In November 2019, the Company granted 3,416,666 options to purchase shares of Common Stock of the Company to certain senior management employees that have an exercise price of $11.50 per share and a contractual exercise period of ten years from the date of grant. The grant-date fair value of the awards, using a Black-Scholes option

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

pricing model, was $7.2 million. In April 2020, the Company granted 47,335 options to purchase shares of Common Stock of the Company to an employee that had an exercise price of $16.25 per share. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $0.3 million. The vesting conditions relating to the total 3,464,001 options included a defined performance condition with a measurement period during the year ended December 31, 2020 which was satisfied, and also a service condition. In June 2021, in connection with the resignation of the Company’s former Co-CEO (see discussion below), the Company accelerated the vesting of 184,932 options. In connection with the accelerated vesting, the Company recognized $1.9 million of equity-based compensation expense, which is included in general and administrative expenses during the year ended December 31, 2021 in the accompanying consolidated statements of operations. Of the total options granted, 722,222 and 1,154,667 options vested on December 31, 2021 and 2020, respectively. In addition, 679,958 options were forfeited during the year ended December 31, 2021, primarily relating to the resignation of the Company’s former Co-CEO. The remaining unvested 722,222 options are eligible to vest on December 31, 2022, subject to the employees’ continuous employment through the vesting date.

On April 13, 2021, the Company placed its then Co-Chief Executive Officer, Luke McGee, on unpaid leave while a matter relating to his past private activity was pending. On April 20, 2021, the Company’s board of directors unanimously approved the formation of a Special Committee of Board members to conduct a full investigation of Mr. McGee’s alleged personal conduct. In addition, the Company’s board of directors also approved the retention of an independent law firm to assist the Special Committee in facilitating the investigation. Mr. McGee had no role in, and was entirely recused from, the investigation. On June 11, 2021, the independent law firm reported to the Special Committee that the investigation was substantially complete and that they could state with a high degree of confidence that the Company had no involvement in, or connection to, Mr. McGee’s alleged conduct. The investigation was completed in October 2021 resulting in no changes to the findings discussed above. On June 14, 2021, the Company and Mr. McGee agreed that Mr. McGee would resign from his positions as Co-CEO and a Director of the Company effective as of June 11, 2021. In connection with Mr. McGee’s resignation, the Company accelerated the vesting of certain unvested stock options as discussed above, and also accelerated the vesting of certain unvested shares of restricted stock (see discussion below). Other than the accelerated vesting of the stock options and shares of restricted stock, and back pay paid to Mr. McGee relating to his unpaid base wages from April 13, 2021 to June 11, 2021, no other compensation was paid to Mr. McGee in connection with his resignation.

The assumptions used to determine the grant-date fair value of the stock options granted during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021		2020		2019
Expected volatility	44.5%		40.7%		35.9%
Risk-free interest rate	0.2%		0.4%		1.7%
Expected term	4.0	years	6.0	years	6.0	years
Dividend yield	N/A		N/A		N/A

The following table provides the activity regarding the Company’s outstanding stock options during the years ended December 31, 2021, 2020 and 2019 that were granted in connection with the 2019 Plan (in thousands, except per share data):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

		Weighted-Average
		Grant Date	Weighted-Average	Weighted-Average
	Number of	Fair Value	Exercise Price	Remaining
	Options	per Share	per Share	Contractual Term
Outstanding, as of the Closing of the Business Combination	—	—	—
Granted	3,417	$2.12	$11.50
Outstanding, December 31, 2019	3,417	$2.12	$11.50
Granted	47	$6.34	$16.25
Outstanding, December 31, 2020	3,464	$2.18	$11.56
Granted	703	$9.81	$48.72
Exercised	(1,034)	$2.19	$11.57
Forfeited	(914)	$2.27	$11.66
Outstanding, December 31, 2021	2,219	$3.75	$19.36	7.1 Years

The following table provides the activity for all outstanding stock options during the years ended December 31 2021, 2020 and 2019 (in thousands, except per share data):

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining
	Options	per Share	Contractual Term
Outstanding, as of the Closing of the Business Combination	—	—
Granted	3,417	$11.50
Outstanding, December 31, 2019	3,417	$11.50
Granted	47	$16.25
Outstanding, December 31, 2020	3,464	$11.56
Granted	703	$48.72
Issued in connection with the AeroCare acquisition	3,960	$6.24
Exercised	(1,447)	$10.16
Forfeited	(914)	$11.66
Outstanding, December 31, 2021	5,766	$11.26	6.5 Years

During the year ended December 31, 2021, 1,138,982 stock options were exercised resulting in $12.3 million of cash proceeds received by the Company. Additionally, during the year ended December 31, 2021, 307,613 stock options were exercised in cashless transactions resulting in the issuance of 133,126 shares of Common Stock. There were no stock option exercises during the years ended December 31, 2020 and 2019.

The following table provides the activity for exercisable stock options during the years ended December 31 2021 and 2020 (in thousands, except per share data):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining
	Options	per Share	Contractual Term
Exercisable, December 31, 2019	—	$—
Vested	1,155	$11.56
Exercisable, December 31, 2020	1,155	$11.56
Issued in connection with the AeroCare acquisition	3,960	$6.24
Vested	907	$11.50
Exercised	(1,447)	$10.16
Exercisable, December 31, 2021	4,575	$7.39	6.5 Years

The following table provides the activity for unexercisable stock options during the years ended December 31 2021, 2020 and 2019 (in thousands, except per share data):

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining
	Options	per Share	Contractual Term
Unexercisable, as of the Closing of the Business Combination	—	—
Granted	3,417	$11.50
Unexercisable, December 31, 2019	3,417	$11.50
Granted	47	$16.25
Vested	(1,155)	$11.56
Unexercisable, December 31, 2020	2,309	$11.56
Granted	703	$48.72
Vested	(907)	$11.50
Forfeited	(914)	$11.66
Unexercisable, December 31, 2021	1,191	$26.15	6.4 Years

Restricted Stock

During the year ended December 31, 2021, the Company granted the following shares of restricted stock:

●	1,266,846 shares to various employees which vest ratably over the three or four-year periods following the grant dates, subject to the employees’ continuous employment through the applicable vesting date, and if applicable, subject to certain performance conditions. The grant-date fair value of these awards was $37.1 million.
●	87,500 shares to various employees and non-employee directors which vest ratably over the one-year period following the grant dates. The grant-date fair value of these awards was $2.0 million.

During the year ended December 31, 2021, in connection with the resignation of the Company’s former Co-CEO, the Company accelerated the vesting of 22,192 shares of restricted stock that were granted in November 2019, and the remaining 77,808 unvested shares from the November 2019 grant were forfeited. In connection with the accelerated vesting of the 22,192 shares, the Company recorded $0.5 million of equity-based compensation expense, which is included in general and administrative expenses during the year ended December 31, 2021 in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

During the year ended December 31, 2020, the Company granted the following shares of restricted stock:

●	2,082,604 shares to various employees which primarily vest ratably over the three or four-year periods following the grant dates, subject to the employees’ continuous employment through the applicable vesting date, and if applicable, subject to certain performance conditions. The grant-date fair value of these awards was $38.7 million. Of the total shares granted, 300,000 shares were granted to an employee in connection with an acquisition, of which 250,000 shares were eligible to vest based on certain performance conditions, and the remaining 50,000 shares were scheduled to vest 25% annually on December 31, 2020 through 2023, all of which were subject to the employee's continuous employment through the applicable vesting date. During 2020, the employee terminated from the Company, and at the termination date 125,000 shares vested pursuant to the terms of the original grant agreement and the Company accelerated the vesting of an additional 50,000 shares, and the remaining 125,000 shares were forfeited. The Company recorded equity-compensation expense of $3.9 million during the year ended December 31, 2020 in connection with the vested shares, including the shares in which vesting was accelerated.
●	37,198 shares to various non-employee directors which vest ratably over the one-year period following the grant date. The grant-date fair value of these awards was $0.8 million.

During the year ended December 31, 2019, the Company granted the following shares of restricted stock:

●	410,000 shares to certain executive officers, with one-third of the shares eligible to vest on each of December 31, 2020, 2021 and 2022 based on a certain market condition, subject to the employee’s continuous employment with the Company through such vesting date. The grant-date fair value of the awards, using a Monte Carlo simulation analysis, was $1.2 million.
●	491,250 shares to various employees and non-employee directors, which primarily vest ratably over the four-year period following the grant date, subject to the employee’s continuous employment through the applicable vesting date. The grant-date fair value of these awards was $4.0 million.

Activity related to the Company’s non-vested restricted stock grants for the years ended December 31, 2021, 2020 and 2019 is presented below (in thousands, except per share data):

	Number of Shares of	Weighted-Average Grant Date
	Restricted Stock	Fair Value per Share
Non-vested balance, as of the Closing of the Business Combination	—	—
Granted	901	$5.83
Non-vested balance, December 31, 2019	901	$5.83
Granted	2,120	$18.60
Vested	(541)	$10.78
Forfeited	(232)	$15.97
Non-vested balance, December 31, 2020	2,248	$15.60
Granted	1,354	$28.92
Vested	(556)	$14.03
Forfeited	(851)	$17.64
Non-vested balance, December 31, 2021	2,195	$19.58

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

Incentive Units

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) and in April 2018 (the 2018 Incentive Units) to certain members of management. The Incentive Units were intended to constitute profits interests and were granted for purposes of enabling such individuals to participate in the long-term growth and financial success of the Company and were issued in exchange for services to be performed. With respect to the 2019 Incentive Units, 50% of the awards were scheduled to vest in equal annual installments on each of the first four anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The first 25% of this portion of the 2019 Incentive Units vested in May 2020, and in January 2021, the vesting of the remaining unvested units associated with this portion of the 2019 Incentive Units was accelerated. The Company recorded $1.5 million of equity-based compensation expense during the year ended December 31, 2021 in connection with such acceleration. The remaining 50% had initial vesting terms based upon a performance condition. In connection with the Business Combination, the vesting condition for this portion of the 2019 Incentive Units was changed to vest quarterly during the one-year period subsequent to the Closing of the Business Combination, and as such all of the units associated with this portion of the 2019 Incentive Units were fully vested in November 2020. The grant date fair value of the 2019 Incentive Units and the 2018 Incentive Units, as calculated under an Option Pricing Method, was $4.5 million and $5.3 million, respectively. In conjunction with the March 2019 Recapitalization Transactions, the vesting of certain of the 2018 Incentive Units was accelerated, and all holders of the 2018 Incentive Units received an advance for future distribution, which was treated as a modification of the awards for accounting purposes. In conjunction with the Business Combination, the vesting of the remaining unvested 2018 Incentive Units was accelerated.

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

Other Activity

During the years ended December 31, 2021, 2020 and 2019, the Company granted 70,634, 57,069 and 36,480 fully vested shares of Common Stock to various employees of the Company, which had a grant-date fair value of $2.4 million, $1.1 million and $0.3 million, respectively. Such amounts were recognized as equity-based compensation expense, which is included in cost of net revenue during the corresponding periods in the accompanying consolidated statements of operations.

In connection with the Business Combination, certain members of management were awarded shares of the Company’s Class A Common Stock for services performed. The fair value of these immediately vested shares was $3.2 million and was recognized as equity-based compensation expense, which is included in general and administrative expenses during the year ended December 31, 2019 in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense of $25.3 million during the year ended December 31, 2021, of which $18.0 million and $7.3 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized a $4.6 million reduction to income tax expense for the year ended December 31, 2021 as a result of excess tax benefits associated with equity-based compensation. The Company recorded equity-based compensation expense of $18.7 million during the year ended December 31, 2020, of which $10.8 million and $7.9 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized a $2.1 million reduction to income tax expense for the year ended December 31, 2020 as a result of excess tax benefits associated with equity-based compensation. The Company recorded equity-based compensation expense of $11.1 million during the year ended December 31, 2019, which is included in general and administrative expenses in the accompanying consolidated statements of operations. There were no amounts recognized during the year ended December 31, 2019 related to excess tax benefits associated with equity-based compensation. The expense during the year ended December 31, 2019 included $2.7 million in connection with the acceleration of vesting of the 2018 Incentive Units and $2.2 million for the modification of the awards relating to the cash distributions discussed above. At December 31, 2021, there was $39.6 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average term of 2.0 years.

(12)        Earnings (Loss) Per Share

The Business Combination was accounted for as a reverse recapitalization by which AdaptHealth Holdings issued stock for the net assets of the Company accompanied by a recapitalization. Net income (loss) per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

Earnings Per Share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net income (loss) per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive common stock.

The Company’s potentially dilutive securities include potential common shares related to outstanding warrants, contingent consideration common shares, unvested restricted stock, outstanding stock options and outstanding preferred stock. Refer to Note 11, Stockholders’ Equity, for additional discussion of these potential dilutive securities.

Diluted net income (loss) per share considers the impact of potentially dilutive securities except when the potential common shares have an antidilutive effect. The Company’s outstanding preferred stock are considered participating securities, thus requiring the two-class method of computing diluted net income (loss) per share. Computation of diluted net income (loss) per share under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

Computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
Numerator
Net income (loss) attributable to AdaptHealth Corp.	$156,175	$(161,632)	$(21,341)
Less: Earnings allocated to participating securities (1)	14,379	—	—
Net income (loss) for basic EPS	$141,796	$(161,632)	$(21,341)
Change in fair value of warrant liability (2)	(53,181)	—	—
Net income (loss) for diluted EPS	$88,615	$(161,632)	$(21,341)

Denominator (1) (2)
Basic weighted-average common shares outstanding	126,306	52,488	22,557
Add: Warrants (2)	2,377	—	—
Add: Stock options	3,782	—	—
Add: Unvested restricted stock	569	—	—
Diluted weighted-average common shares outstanding	133,034	52,488	22,557

Basic net income (loss) per share	$1.12	$(3.08)	$(0.95)
Diluted net income (loss) per share	$0.67	$(3.08)	$(0.95)

(1)	The Company's preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were participating securities outstanding for the years ended December 31, 2021 and 2020. There were no participating securities outstanding for the year ended December 31, 2019. There was no amount allocated to the participating securities during the year ended December 31, 2020 due to the net loss reported in that period.
(2)	For the year ended December 31, 2021, in accordance with the requirements of FASB ASC Topic 260, Earnings per Share, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net income per share. This adjustment is included as the effect of the numerator and denominator adjustments for this derivative instrument is dilutive as a result of the non-cash gain recorded for the change in fair value of this instrument during the period. For the years ended December 31, 2020 and 2019, the numerator and denominator for the diluted net loss per share computation is the same as used in the basic net loss per share computation and therefore exclude the effect of potential dilutive securities as their inclusion would have been anti-dilutive.

Due to the Company reporting a net loss attributable to AdaptHealth Corp. for the years ended December 31, 2020 and 2019, all potentially dilutive securities related to outstanding warrants, contingent consideration common shares, unvested restricted stock, and outstanding stock options were excluded from the computation of diluted net loss per share for those periods as their inclusion would have been anti-dilutive.

The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income (loss) per share for the years ended December 31, 2021, 2020 and 2019 because to do so would be antidilutive (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
Preferred Stock	12,808	10,077	—
Warrants	—	1,902	—
Stock Options	—	1,539	—
Unvested restricted stock	—	659	226
Contingent Consideration Common Shares	—	2,000	—
Total	12,808	16,177	226

In addition, there are 1,000,000 shares relating to the Contingent Consideration Common Shares that were not included in the diluted net income per share computation for the year ended December 31, 2021 as the corresponding average stock price hurdle for issuing these contingently issuable shares would not have been met as of the December 31, 2021 reporting date. As discussed in note 11, Stockholders’ Equity, the measurement date is December 31, 2022 for these shares and they will be issued at such time if they are earned.

(13)        Leases

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

The following table presents information about the Company’s right-of-use assets and lease liabilities as of December 31, 2021 (in thousands):

	Consolidated Balance Sheets Line Item	December 31, 2021
Right-of-use (ROU) assets:
Operating lease ROU assets	Operating lease right-of-use assets	$147,760
Finance lease ROU assets	Equipment and other fixed assets, net	17,410
Total ROU assets		$165,170
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease obligations	$31,418
Noncurrent operating lease liabilities	Operating lease obligations, less current portion	120,180
Total operating lease liabilities		$151,598
Finance lease liabilities:
Current finance lease liabilities	Current portion of finance lease obligations	$15,446
Noncurrent finance lease liabilities	Other long-term liabilities	132
Total finance lease liabilities		$15,578

The following table presents information about lease costs and expenses and sublease income for the year ended December 31, 2021 (in thousands):

	Consolidated Statements of	Year Ended
	Operations Line Item	December 31, 2021
Operating lease costs	Cost of net revenue	$37,043
Finance lease costs:
Amortization of ROU assets	Cost of net revenue	$33,689
Other lease costs and income:
Short-term lease costs	Cost of net revenue	$19,905
Variable leases costs (1)	Cost of net revenue	$14,030
Sublease income	Cost of net revenue	$1,239

(1)	Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.

The following table provides the undiscounted amount of future cash flows included in the Company’s lease liabilities as of December 31, 2021, for each of the five years subsequent to December 31, 2021, and thereafter, as well as a reconciliation of such undiscounted cash flows to the Company’s lease liabilities as of December 31, 2021 (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

	Operating Leases	Finance Leases
2022	$36,216	$15,505
2023	31,011	145
2024	25,701	—
2025	21,419	—
2026	14,558	—
Thereafter	45,267	—
Total future leases payments	$174,172	$15,650
Less: amount representing interest	(22,574)	(72)
Present value of future lease payments (lease liability)	$151,598	$15,578

The Company’s future minimum lease commitments for operating leases as of December 31, 2020, as determined in accordance with ASC 840, were as follows (in thousands):

Twelve months ending December 31,
2021	$18,403
2022	14,893
2023	11,788
2024	9,055
2025	5,960
Thereafter	15,646
Total minimum payments required (a)	$75,745

(a)	Minimum payments have not been reduced by minimum sublease rentals of $1.9 million due as of December 31, 2020 under noncancelable subleases.

The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of December 31, 2021:

Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	6.7 years
Finance leases	1.0 year
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	3.8%

The following table provides certain cash flows and supplemental noncash information related to our lease liabilities for the year ended December 31, 2021 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$36,510
Financing cash payments for finance leases	$42,164
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$91,420
Finance leases	$22,959

.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(14)        Retirement Plans

At December 31, 2021 and 2020, the Company has a single consolidated retirement plan (the AdaptHealth Plan) which includes its subsidiaries’ 401(k) plans with two exceptions: the Aerocare Holdings, Inc. 401(k) Profit Sharing Plan and Trust (the AeroCare Plan) and the Royal Homestar 401(k) plan (the RH Plan). The AdaptHealth Plan allows employees to contribute up to the annual limitation imposed by the Internal Revenue Code. Beginning on January 1, 2020, the Company makes matching contributions to the AdaptHealth Plan. The Company, at its discretion, may make matching contributions to the Royal Homestar 401(k) plan. During the years ended December 31, 2021 and 2020, the Company recorded matching contribution expense of $2.9 million and $1.5 million, respectively, related to the AdaptHealth Plan. The Company recorded an immaterial amount of matching contribution expense for the Royal Homestar 401(k) plan during the years ended December 31, 2021, 2020 and 2019. The AeroCare Plan was a single employer qualified defined contribution plan with no participating employers. The AeroCare Plan allowed participants to elect pre-tax deferrals and Roth contributions to the stated Internal Revenue Code 402g limits for each of the respective plan years. The Aerocare Plan was merged into the AdaptHealth Plan effective January 21, 2022. The RH Plan is administered by a noncontrolling interest.

(15)       Self-Insured Plans

The Company was self-insured for its employees’ medical, auto and workers’ compensation claims during 2021, 2020 and 2019. The Company purchased medical stop loss insurance that covers the excess of each specific loss over $225,000 in 2021 and $175,000 in 2020 and 2019, respectively, and aggregate losses that exceed the greater of the calculated aggregate stop loss threshold or the minimum aggregate stop loss threshold. In 2021, 2020 and 2019, the Company purchased workers’ compensation stop loss insurance which has occurrence-based limits that vary by state based on statutory rules. The Company is subject to an aggregate annual limit. Self-insurance reserves include estimates of both known claims filed and estimates of claims incurred but not reported. The Company uses historical paid claims information to estimate its claims liability. The liability for self-insurance reserves was $11.7 million and $3.5 million as of December 31, 2021 and 2020, respectively. This liability is included within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(16) Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations and proceedings. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may be affected by limited information. Accordingly, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

In connection with the Company’s acquisition of PPS HME Holdings LLC (PPS), in May 2018, the Company assumed a Corporate Integrity Agreement (CIA) at one of PPS’ subsidiaries, Braden Partners L.P. d/b/a Pacific Pulmonary Services (BP). The CIA was entered into with the Office of Inspector General of the U.S. Department of Health and Human Services (OIG). The CIA has a five-year term which expires in April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG confirmed that the requirements of the CIA imposed upon

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

BP would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition. On December 16, 2021, the OIG-HHS notified PPS that its report for the period ended March 31, 2021 had been accepted and PPS had satisfied its obligations under the CIA as of such date.

On July 25, 2017, the Company was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (EDPA) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. The Company has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in the Company’s possession. An independent third party was retained by the Company that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, the Company received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. The Company has responded to the EDPA and supplemented its production as requested with any relevant documents in the Company’s possession. During subsequent communications, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by the Company in 2017. The Company produced this information in coordination with the EDPA. The EDPA has also raised questions regarding other aspects of ventilator billing. While the Company cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.

In March 2019, prior to its acquisition by the Company, AeroCare was served with a civil investigative demand (“CID”) issued by the United States Attorney for the Western District of Kentucky (WDKY). The CID seeks to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY has requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare has cooperated with the WDKY and has produced documents and provided explanations of its billing practices. In September 2020, the WDKY indicated the investigation includes alleged violations of the federal False Claims Act and as well as alleged violations of state Medicaid false claims acts in ten states. AeroCare has cooperated fully with the investigation and has indicated to the WDKY that concerns raised do not accurately identify Medicare coverage criteria and that state Medicaid coverage requirements generally do not provide for separate reimbursement for portable gaseous oxygen contents in the circumstances at issue. While the Company cannot provide any assurance as to whether the WDKY will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.

On June 28, 2019, Solara, which was acquired by the Company in July 2020, determined that an unauthorized third-party gained access to a limited number of employee email accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Solara was a defendant in a class action regarding the incident in federal court. In October 2021, the parties tentatively agreed to a settlement for a payment of $5.1 million, which will be covered in full by insurance and an escrow established at the time of the Solara acquisition. On January 25, 2022, the plaintiffs filed a Motion for Preliminary Approval of the settlement. As of December 31, 2021, the Company recorded a liability of $5.1 million and a corresponding indemnification asset, which are included in other current liabilities and other current assets, respectively, in the accompanying consolidated balance sheets.

The Company and certain of its current and former officers were named as defendants in a lawsuit, as described below. The Company cannot reasonably predict the outcome of this legal proceeding, nor can it estimate the amount of loss or range of loss, if any, that may result. An adverse outcome in this proceeding could have a material adverse effect

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

on the Company’s results of operations, cash flows or financial condition. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the “Complaint”). The Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that the Company and certain of its current and former officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. On October 14, 2021, the Delaware County Employees Retirement System and the Bucks County Employees Retirement System were named Lead Plaintiffs. Pursuant to the scheduling order, Lead Plaintiffs filed a consolidated complaint on November 22, 2021 (the “Consolidated Complaint”), which asserts substantially the same claim, but adds a number of current and former directors of the Company as additional defendants and a new theory of recovery based on the Company’s alleged failure to disclose information concerning the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity. On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint. Lead Plaintiffs’ opposition to defendants’ motion is due on March 21, 2022, and defendants’ reply is due April 15, 2022.

AdaptHealth intends to vigorously defend against the allegations contained in the Consolidated Complaint, but there can be no assurance that the defense will be successful.

On December 6, 2021, a putative shareholder of the Company, Carol Hessler, filed a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (the “Derivative Complaint”). The Derivative Complaint generally alleges that the defendants breached their fiduciary duties owed to the company by allegedly causing or allowing misrepresentations and/or omissions regarding the Company’s organic growth and Luke McGee’s alleged criminal activity, failing to maintain an adequate system of oversight, disclosure controls and procedures, and internal controls over financial reporting and due diligence into the Company’s management team, and engaging in insider trading. The Derivative Complaint also alleges claims for waste of corporate assets and unjust enrichment. Finally, the Derivative Complaint alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in the Company’s Proxy Statements on Schedule DEF 14A in connection with a Special Meeting of Stockholders, held on March 3, 2021, and the 2021 Annual Meeting of Stockholders, held on July 27, 2021. The Derivative Complaint seeks, among other things, an award of money damages.

The Company intends to vigorously defend against the allegations contained in the Derivative Complaint, but there can be no assurance that the defense will be successful.

(17)        Related Party Transactions

The Company and one of its executive officers and shareholder owns an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $4.9 million, $2.6 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of December 31, 2021 and 2020, the Company had an immaterial outstanding accounts payable balance to this vendor.

A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was less than 1.0% of the Company’s consolidated net revenue during the years ended December 31, 2021, 2020 and 2019. As of

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

December 31, 2021 and 2020, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.

On December 31, 2014, an executive of AdaptHealth Holdings borrowed approximately $1.0 million to acquire membership interests in AdaptHealth Holdings, which was recorded as a reduction to members’ equity at that time. The principal was due in full at maturity on December 31, 2021. Monthly payments were due of interest only at a rate of 1.9% per annum starting in February 2015. As part of the transactions completed in connection with the Business Combination, the loan was forgiven, resulting in an expense of approximately $1.0 million, which is included in general and administrative expenses in the accompanying consolidated statements of operations during the year ended December 31, 2019.

(18)          Income Taxes

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

As a result of the Business Combination and prior to the Tax Restructuring, the Company was subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of AdaptHealth Holdings. AdaptHealth Holdings was treated as a partnership for U.S. income tax purposes and generally did not pay income taxes in most jurisdictions. Instead, AdaptHealth Holdings’ taxable income or loss was passed through to its members, including the Company. Additionally, the Company was subject to U.S. federal, state, and local income taxes on the taxable income or loss of the underlying C-corporations in the AdaptHealth group where taxes are paid at the entity level. As a result of the Tax Restructuring, the Company is subject to U.S. federal, state, and local income taxes on substantially all of its earnings.

The current and deferred income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$2,356	$5,608	$(961)
State	8,070	3,538	1,222
	10,426	9,146	261
Deferred:
Federal	22,891	(16,587)	371
State	(511)	(4,514)	107
	22,380	(21,101)	478
Total income tax (benefit) expense	$32,806	$(11,955)	$739

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
Federal tax at statutory rate	21.0%	21.0%	21.0%
Non‑taxable income	—%	—%	(25.2)%
State income taxes, net of federal benefit	3.1%	4.7%	(3.3)%
Equity-based compensation	(1.9)%	—%	—%
Change in valuation allowance	0.1%	(0.4)%	3.5%
Change in fair value of warrant liability	(5.9)%	(17.1)%	(9.1)%
Change in fair value of contingent consideration	(1.2)%	(4.4)%	(1.1)%
Deferred adjustments	0.3%	1.7%	9.8%
Other	1.7%	0.3%	1.0%
Effective income tax rate	17.2%	5.8%	(3.4)%

Deferred income tax assets and liabilities are comprised of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Accounts receivable	$51,115	$4,276
Goodwill and intangible assets	291,331	3,920
Investment in partnership	4,218	178,978
Inventory	561	24
Accruals	6,845	693
Net operating losses and credits	32,926	12,454
Transaction costs	7,580	475
Contract liabilities	3,041	255
Equity-based compensation	3,801	558
Excess business interest expense	—	563
Lease liability	40,683	—
Contingent consideration	3,541	9,978
Capital losses	817	813
Total deferred income tax assets	$446,459	$212,987
Valuation allowance	(1,812)	(1,536)
Net deferred income tax assets	$444,647	$211,451
Deferred income tax liabilities:
Right-of-use assets	(39,760)	—
Equipment and other fixed assets	(100,694)	(3,052)
Total deferred income tax liabilities	(140,454)	(3,052)
Noncurrent net deferred income tax assets	$304,193	$208,399

Deferred income taxes are determined based on the temporary differences between the financial statement book basis and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred income tax assets according to the provisions of FASB ASC 740, Income Taxes. In

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

making this determination, management assesses all available evidence, both positive and negative, available at the time balance sheet date. This includes, but is not limited to, recent earnings, internally prepared income projections, and historical financial performance. A history of cumulative losses is a significant piece of negative evidence used in the assessment. As of December 31, 2021, and 2020, the Company had a valuation allowance recorded against net deferred tax assets of $1.8 million, and $1.5 million, respectively.

As a result of the Tax Restructuring, AdaptHealth Holdings is treated as a taxable corporation for U.S. federal income tax purposes effective January 2, 2021. The Company’s deferred tax asset related to investment in partnership has been allocated to underlying assets of AdaptHealth Holdings which primarily relates to goodwill.

As of December 31, 2021, and 2020, the Company had federal net operating losses (NOLs) carryforwards of $139.6 million and $49.6 million, respectively. As of December 31, 2021, and 2020, the Company had state NOLs of $85.7 million. and $29.4 million respectively. Federal NOLs generated after December 31, 2017 do not expire and the state rules vary by state. Of the Company’s total federal NOLs, $3.9 million were acquired as part of the acquisition of Pinnacle and begin expiring in 2031, and $111.8 million were acquired as part of the acquisition of AeroCare and may be carried forward indefinitely. Due to NOL limitation rules, the Company believes approximately $3.4 million of the acquired Pinnacle NOLs will expire before utilization and $1.8 million of the Company’s historical NOLs are fully limited and has recorded a valuation allowance accordingly. The remaining federal NOLs of $134.4 million were generated after December 31, 2017 and are not subject to expiration. As of December 31, 2021, the Company had capital loss carryforwards of $2.8 million that are subject to expiration in 2026. The Company does not anticipate utilizing these carryforwards prior to expiration and has recorded a valuation allowance accordingly.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021 and 2020 is as follows (in thousands). There was no activity related to unrecognized tax benefits during the year ended December 31, 2019.

Balance, December 31, 2019	$—
Additions for tax positions taken in 2020	—
Additions for tax positions in prior periods	—
Additions for tax positions acquired	1,947
Reductions for tax positions in prior periods	—
Reductions due to settlements	—
Reductions due to lapse of statute of limitations	—
Balance, December 31, 2020	1,947
Additions for tax positions taken in 2020	—
Additions for tax positions in prior periods	—
Additions for tax positions acquired	2,100
Reductions for tax positions in prior periods	—
Reductions due to settlements	—
Reductions due to lapse of statute of limitations	—
Balance, December 31, 2021	$4,047

The unrecognized tax benefit of $4.0 million at December 31, 2021 relates to tax positions taken in pre-closing tax periods of companies acquired in 2020 and 2021, for which the Company received tax indemnifications against any

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

losses. As such, the Company recognized a corresponding asset on its consolidated balance sheet and no amount of the Company’s uncertain tax positions, if recognized, would impact the effective tax rate of the Company. As of December 31, 2021 and 2020, the Company’s accrued liability for interest and penalties is $0.9 million and $0.9 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2017, based on the U.S. statute of limitations. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns.

Tax Receivable Agreement

Prior to the Tax Restructuring, the owners of AdaptHealth Holdings had the right to exchange their New AdaptHealth Units for shares of Class A Common Stock of the Company. As a result of such exchanges, the Company’s membership interest in AdaptHealth Holdings increased and its purchase price was reflected in its share of the tax basis of AdaptHealth Holdings’ tangible and intangible assets. Any resulting increases in tax basis were likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future. Any such increase also decreased gain (or increased loss) on future dispositions of the affected assets. At the Closing of the Business Combination, there were exchanges of 3,480,466 New AdaptHealth Units resulting in approximately $33.6 million of amortizable IRC Section 754 tax basis step-up in the tax-deductible goodwill of AdaptHealth Holdings. Subsequent to the Closing of the Business Combination and through December 31, 2021, there were an additional 31,936,305 exchanges of New AdaptHealth Units that increased the amortizable IRC Section 754 tax basis step-up of tax-deductible goodwill by approximately $1,029.6 million, of which $537.9 million, $485.7 million and $6.0 million was recorded during the years ended December 31, 2021, 2020 and 2019, respectively. Of these exchanges, 13,218,758, 18,167,547 and 550,000 occurred during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Estimating the amount of payments that may be made under the TRA depends on a variety of factors. The actual increase in tax basis and deductions, as well as the amount and timing of any payments under the TRA, will vary depending upon several factors, including:

●	The timing of such exchanges – for instance, the increase in any tax deductions will vary depending on the fair value of the depreciable or amortizable assets of AdaptHealth Holdings at the time of each exchange;
●	The price of the Company’s Common Stock at the time of the exchange – the increase in any tax deductions, and the tax basis increase in other assets of AdaptHealth Holdings is directly proportional to the price of the Company’s Common Stock at the time of the exchange;

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

●	The amount and timing of the Company’s income – the Company is required to pay 85% of the deemed benefits as and when deemed realized. If AdaptHealth Holdings does not have taxable income, the Company is generally not required (absent a change in control or circumstances requiring an early termination payment) to make payments under the TRA for that taxable year because no benefit will have been realized. However, any tax benefits that do not result in realized benefits in a given tax year likely will generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the TRA; and
●	Future tax rates of jurisdictions in which the Company has tax liability.

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

During the years ended December 31, 2021 and 2020, the Company increased its TRA liability by $146.5 million and $140.4 million, respectively, through a reduction in additional-paid-in capital, resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the years ended December 31, 2021 and 2020, the Company increased its deferred tax asset by $164.1 million and $165.2 million, respectively, through an increase in additional-paid-in-capital resulting from these exchanges.

At December 31, 2021 and 2020, the Company’s liability relating to the TRA was $300.3 million and $152.0 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

(19)        Subsequent Events

The Company evaluated subsequent events for the period from December 31, 2021 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Annual Report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as further described below in Management’s Report on Internal Control Over Financial Reporting.

As previously disclosed in Part II, Item 9A of our Annual Reports on Form 10-K for the fiscal years ended December 31, 2020 and 2019, management identified a material weakness in internal control over financial reporting relating to the timeliness of our review controls over non-routine transactions (the “Non-routine Transaction Material Weakness”). Additionally, in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2020, as it relates to the Non-routine Transaction Material Weakness, we further identified that, specifically we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, management identified a material weakness in internal control over financial reporting relating to the accounts payable process, specifically relating to the maintenance and approvals of vendors and the invoice approval process (the “Accounts Payable Material Weakness”). The Company has not identified any fraud or loss relating to such material weakness.

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

On February 1, 2021, we completed the acquisition of AeroCare Holdings, Inc. (“AeroCare”), on April 30, 2021, we completed the acquisition of Spiro Health Services, LLC (“Spiro”) and on December 30, 2021 we completed the acquisition of Community Surgical Supply of Toms River, LLC (“Community Surgical Supply”). SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the year of acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded AeroCare, Spiro and Community Surgical Supply, representing total assets of $342.8 million and total revenues of $718.0 million, from our evaluation as of December 31, 2021.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2021, we identified material weaknesses related to an insufficient complement of resources resulting in an ineffective risk assessment (the “Insufficient Complement of Resources, Risk Assessment and General Information Technology Material Weaknesses”). Our ineffective risk assessment resulted in material weaknesses from both lack of implementation and ineffectiveness of process level controls in substantially all processes that support our financial statements and reporting. The ineffective risk assessment also resulted in ineffective general information technology controls due to an incomplete understanding of the risks associated with information technology systems relevant to our financial reporting processes.

The material weaknesses did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results. Based on these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has expressed an adverse report on the operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. KPMG LLP's report appears on page 72 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

With respect to the Insufficient Complement of Resources, Risk Assessment and General Information Technology Material Weaknesses, management is taking steps to remediate such material weaknesses, including (1) establishing an executive steering committee to monitor the remediation of the material weaknesses, (2) adding professionals to the executive team with expertise in process mapping and internal controls; (3) process mapping each business cycle to identify relevant process risk points, service and sub-service organizations, information technology systems and information, and designing and implementing responsive manual and automated controls, (4) engaging third-party consultants to assist management in this effort, and (5) implementing an enterprise resource planning system expected to go-live in the first quarter of 2022, which will impact a variety of processes and our review and approval of journal entries. While management has begun the remediation process, these material weaknesses cannot be considered remediated until the enhanced controls have been designed, implemented and operated effectively for a sufficient period of time.

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financing Reporting

With respect to the previously reported Non-routine Transaction Material Weakness, we have (1) implemented processes to improve our analysis, recording and disclosure of non-routine transactions and (2) while we still lack sufficient resources to effectively manage our overall system of internal control over financial reporting as described above, we have added experienced technical accounting resources (including a Vice President & Controller, Vice President of Tax, Treasurer, and have engaged third-party consultants to assist) to perform timely analysis and review of non-routine transactions.

With respect to the previously reported Accounts Payable Material Weakness, we have (1) implemented processes and controls with respect to vendor masterfile changes, and (2) engaged a third-party consulting firm to assist with the implementation of an enterprise accounts payable system.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, management implemented certain internal controls in conjunction with the Company’s adoption of FASB ASU No. 2016-02, Leases (Topic 842).

Except with respect to the changes in connection with the adoption of Topic 842, changes in connection with the initiatives to remediate the previously reported material weaknesses noted above, and the process of incorporating AeroCare, Spiro and Community Surgical Supply into our system of internal control over financial reporting, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of the stockholders to be filed on or before May 2, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of the stockholders to be filed on or before May 2, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of the stockholders to be filed on or before May 2, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of the stockholders to be filed on or before May 2, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of the stockholders to be filed on or before May 2, 2022 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Supplementary Data:

Financial Statements. The following is a list of the Consolidated Financial Statements of AdaptHealth Corp. and its subsidiaries included in Item 8 of Part II of this report.

(b)	Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits starting on page 143 of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).
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

4.9

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

10.2

First Incremental Facility Amendment dated as of April 23, 2021 to the Credit Agreement, dated as of January 20, 2021, among AdaptHealth LLC, the guarantors named therein, Regions Bank as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021).

10.3

Second Amendment dated as of August 16, 2021 to the Credit Agreement, dated as of January 20, 2021, among AdaptHealth LLC, the guarantors named therein, Regions Bank as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2021).

10.4

Tax Receivable Agreement, dated November 8, 2019, by and among AdaptHealth Holdings, the Company and the Non-Blocker AdaptHealth Members and the Blocker Sellers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.5†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).
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

10.9†

Employment Agreement, dated February 2, 2021, by and between Stephen Griggs and AdaptHealth Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2021).

10.10†

Employment Agreement, dated August 3, 2020, by and between the Company and Shaw Rietkerk (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2021).

10.11†	Amended and Restated 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2021).
10.12†

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

10.14†	AdaptHealth Corp. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 22, 2020).
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

10.18

Put/Call Option and Consent Agreement, dated as of May 25, 2020, by and among the Company, AdaptHealth Holdings LLC, BlueMountain Foinaven Master Fund L.P., BMSB L.P., BlueMountain Fursan Fund L.P. and BlueMountain Summit Opportunities Fund II (US) L.P (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.19

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

10.20

Exchange Agreement, dated as of June 24, 2020, by and between AdaptHealth Corp. and Deerfield Private Design Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.21

Investment Agreement, dated as of June 24, 2020, by and between AdaptHealth Corp. and Deerfield Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.22

Agreement and Plan of Merger, dated as of December 1, 2020, by and among the Company, AeroCare Holdings, Inc., AH Apollo Merger Sub Inc., AH Apollo Merger Sub II Inc. and Peloton Equity I, L.P., solely in its capacity as the representative, agent and attorney-in-fact of the AeroCare equityholders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2020)

10.23	Memorandum of Understanding for Settlement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2021).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on the signature page hereof).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104 ***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

AdaptHealth Corp.

By:	/s/ Stephen P. Griggs
Stephen P. Griggs
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen P. Griggs and Christopher Joyce, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

By:	/s/ Stephen P. Griggs	Chief Executive Officer and Director
	Stephen P. Griggs	(Principal Executive Officer)

By:	/s/ Jason Clemens	Chief Financial Officer
	Jason Clemens	(Principal Financial Officer)

By:	/s/ Frank J. Mullen	Chief Accounting Officer
	Frank J. Mullen	(Principal Accounting Officer)

By:	/s/ Richard Barasch	Chairman of the Board
Richard Barasch

By:	/s/ Joshua Parnes	President and Director
Joshua Parnes

By:	/s/ Terence Connors	Director
Terence Connors

By:	/s/ Dr. Susan Weaver	Director
Dr. Susan Weaver

By:	/s/ Dale Wolf	Director
Dale Wolf

By:	/s/ Bradley Coppens	Director
Bradley Coppens

By:	/s/ David S. Williams III	Director
David S. Williams III

By:	/s/ Theodore S. Lundberg	Director
Theodore S. Lundberg

By:	/s/ Gregory A. Belinfanti	Director
Gregory A. Belinfanti