Form 10-Q
period 2022-03-31
AdaptHealth Corp.
filed 2022-05-10
CIK 1725255

une

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, there were 134,289,067 shares of the Registrant’s Common Stock issued and outstanding.

ADAPTHEALTH CORP.

FORM 10-Q

CERTAIN DEFINED TERMS

Throughout this Quarterly Report on Form 10-Q, unless otherwise specified or the context so requires:

“AdaptHealth Holdings” means AdaptHealth Holdings LLC, a Delaware limited liability company;

“Business Combination” means the transactions completed pursuant to the Agreement and Plan of Merger, dated as of July 8, 2019, by and among DFB Healthcare Acquisitions Corp. a Delaware corporation, DFB Merger Sub LLC, a Delaware limited liability company, our wholly owned subsidiary, AdaptHealth Holdings, AH Representative LLC, BM AH Holdings, LLC, Access Point Medical Inc. and, solely for the purposes described therein, Clifton Offshore Investments L.P., a British Virgin Islands limited partnership, BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, BMSB L.P. a Delaware limited partnership, BlueMountain Fursan Fund L.P. a Cayman Islands exempted limited partnership, which we completed on November 8, 2019;

“Charter” means our Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 28, 2021;

“Class A Common Stock” means the Class A Common Stock, par value $0.0001 per share, created on the Closing of the Business Combination, which, following the filing of the Charter, has been renamed to “Common Stock” (as defined below);

“Class B Common Stock” means the Class B Common Stock, par value $0.0001 per share, created on the Closing of the Business Combination, which following the filing of the Charter, no longer exists;

“Closing of the Business Combination” means the closing of the Business Combination, which occurred on November 8, 2019;

“Common Stock” means our Common Stock, par value $0.0001 per share;

“Exchange Agreement” means the Exchange Agreement, dated as of November 8, 2019, by and among AdaptHealth, AdaptHealth Holdings, and holders of AdaptHealth Units;

“New AdaptHealth Units” common units representing limited liability company interests in AdaptHealth Holdings from and after the Closing of the Business Combination;

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

These forward-looking statements are based on information available to us as of the date they were made, and involve a number of risks and uncertainties which may cause them to turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward- looking statements. Some factors that could cause actual results to differ include:

●	competition and the ability of our business to grow and manage growth profitably;
●	changes in applicable laws or regulations;
●	fluctuations in the U.S. and/or global stock markets;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
●	the impact of the coronavirus (COVID-19) pandemic and our response to it;
●	failure to consummate or realize the expected benefits of acquisitions, and
●	other risks and uncertainties set forth in this Form 10-Q, as well as the documents incorporated by reference herein.

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$119,428	$149,627
Accounts receivable	369,898	359,896
Inventory	99,636	123,095
Prepaid and other current assets	26,026	37,440
Total current assets	614,988	670,058
Equipment and other fixed assets, net	424,764	398,577
Operating lease right-of-use assets	142,092	147,760
Goodwill	3,515,066	3,512,567
Identifiable intangible assets, net	192,370	202,231
Other assets	15,170	15,098
Deferred tax assets	299,891	304,193
Total Assets	$5,204,341	$5,250,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$316,051	$358,384
Current portion of finance lease obligations	8,692	15,446
Current portion of operating lease obligations	30,597	31,418
Current portion of long-term debt	20,000	20,000
Contract liabilities	30,613	31,370
Other liabilities	37,602	43,194
Total current liabilities	443,555	499,812
Long-term debt, less current portion	2,179,730	2,183,552
Operating lease obligations, less current portion	115,420	120,180
Other long-term liabilities	313,963	322,487
Warrant liability	31,047	57,764
Total Liabilities	3,083,715	3,183,795
Commitments and contingencies (note 14)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 134,245,536 and 133,843,732 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 and 124,060 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	2,112,976	2,107,267
Accumulated deficit	(1,271)	(43,021)
Accumulated other comprehensive income (loss)	3,644	(2,354)
Total stockholders' equity attributable to AdaptHealth Corp.	2,115,363	2,061,906
Noncontrolling interests in subsidiaries	5,263	4,783
Total Stockholders' Equity	2,120,626	2,066,689
Total Liabilities and Stockholders' Equity	$5,204,341	$5,250,484

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net revenue	$706,203	$482,119
Costs and expenses:
Cost of net revenue	597,122	396,698
General and administrative expenses	41,444	56,632
Depreciation and amortization, excluding patient equipment depreciation	16,085	13,380
Total costs and expenses	654,651	466,710
Operating income	51,552	15,409
Interest expense, net	24,776	22,185
Change in fair value of warrant liability (note 10)	(26,717)	(3,168)
Change in fair value of contingent consideration common shares liability (note 10)	—	(1,965)
Loss on extinguishment of debt	—	4,213
Other (income) loss, net	5,660	(519)
Income (loss) before income taxes	47,833	(5,337)
Income tax expense (benefit)	5,603	(1,695)
Net income (loss)	42,230	(3,642)
Income attributable to noncontrolling interest	480	324
Net income (loss) attributable to AdaptHealth Corp.	$41,750	$(3,966)

Weighted average common shares outstanding - basic	134,023	111,109
Weighted average common shares outstanding - diluted	138,483	115,995

Basic net income (loss) per share (1)	$0.29	$(0.04)
Diluted net income (loss) per share (1)	$0.08	$(0.08)

(1)	See Note 11, Earnings (Loss) Per Share, to the unaudited interim consolidated financial statements for the calculations of basic and diluted net income (loss) per share.

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$42,230	$(3,642)
Other comprehensive income:
Interest rate swap agreements, inclusive of reclassification adjustment	5,998	1,876
Comprehensive income (loss)	48,228	(1,766)

Income attributable to noncontrolling interest	480	324
Comprehensive income (loss) attributable to AdaptHealth Corp.	$47,748	$(2,090)

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

							Accumulated
					Additional		other	Noncontrolling
	Common Stock		Preferred Stock		paid-in	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2021	133,844	$13	124	$1	$2,107,267	$(43,021)	$(2,354)	$4,783	$2,066,689
Equity-based compensation	187	—	—	—	5,502	—	—	—	5,502
Exercise of stock options	184	—	—	—	723	—	—	—	723
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	(1,269)	—	—	—	(1,269)
Common Stock issued in connection with employee stock purchase plan	31	—	—	—	753	—	—	—	753
Net income	—	—	—	—	—	41,750	—	480	42,230
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	5,998	—	5,998
Balance, March 31, 2022	134,246	$13	124	$1	$2,112,976	$(1,271)	$3,644	$5,263	$2,120,626

									Accumulated
							Additional		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2020	76,458	$8	13,219	$1	164	$1	$558,486	$(199,196)	$(4,411)	$(74,044)	$280,845
Issuance of Class A Common Stock for acquisitions	14,092	2	—	—	—	—	564,986	—	—	—	564,988
Issuance of Series C Preferred Stock for an acquisition	—	—	—	—	130	—	523,856	—	—	—	523,856
Issuance of stock options for an acquisition	—	—	—	—	—	—	134,683	—	—	—	134,683
Exchange of Class B Common Stock for Class A Common Stock	13,219	1	(13,219)	(1)	—	—	(77,919)	—	—	77,919	—
Equity-based compensation	172	—	—	—	—	—	8,582	—	—	—	8,582
Cashless exercise of stock options	9	—	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock, net of offering costs of $13,832	8,450	1	—	—	—	—	265,017	—	—	—	265,018
Conversion of Series B-1 Preferred Stock to Class A Common Stock	3,950	—	—	—	(40)	—	—	—	—	—	—
Conversion of Series C-1 Preferred Stock to Class A Common Stock	13,047	1	—	—	(130)	—	(1)	—	—	—	—
Class A Common Stock issued in connection with employee stock purchase plan	8	—	—	—	—	—	314	—	—	—	314
Net income (loss)	—	—	—	—	—	—	—	(3,966)	—	324	(3,642)
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—	—	16,768	—	—	—	16,768
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	1,876	—	1,876
Other	(19)	—	—	—	—	—	(810)	—	—	—	(810)
Balance, March 31, 2021	129,386	$13	—	$—	124	$1	$1,993,962	$(203,162)	$(2,535)	$4,199	$1,792,478

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$42,230	$(3,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	77,030	47,206
Equity-based compensation	5,502	8,582
Change in fair value of contingent consideration common shares liability	—	(1,965)
Change in fair value of warrant liability	(26,717)	(3,168)
Reduction in the carrying amount of operating lease right-of-use assets	7,484	6,957
Deferred income tax expense (benefit)	4,303	(1,695)
Change in fair value of interest rate swaps, net of reclassification adjustment	(726)	(709)
Amortization of deferred financing costs	1,309	894
Write-off of deferred financing costs	—	4,213
Other	—	266
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,481)	(7,344)
Inventory	21,331	16,444
Prepaid and other assets	12,237	2,589
Operating lease obligations	(7,420)	(6,806)
Operating liabilities	(60,631)	(43,442)
Net cash provided by operating activities	66,451	18,380
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(2,932)	(1,178,168)
Purchases of equipment and other fixed assets	(77,166)	(35,596)
Net cash used in investing activities	(80,098)	(1,213,764)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	—	795,000
Repayments on long-term debt and lines of credit	(5,000)	(303,771)
Repayments of finance lease obligations	(8,156)	(9,854)
Proceeds from the exercise of stock options	723	—
Proceeds received in connection with employee stock purchase plan	753	314
Proceeds from the issuance of senior unsecured notes	—	500,000
Proceeds from the issuance of Class A Common Stock	—	278,850
Payments for equity issuance costs	—	(13,832)
Payments of deferred financing costs	—	(16,148)
Payments for tax withholdings from restricted stock vesting and stock option exercises	(1,269)	(810)
Payments of contingent consideration and deferred purchase price from acquisitions	(3,603)	(2,190)
Net cash (used in) provided by financing activities	(16,552)	1,227,559
Net (decrease) increase in cash and cash equivalents	(30,199)	32,175
Cash and cash equivalents at beginning of period	149,627	99,962
Cash and cash equivalents at end of period	$119,428	$132,137
Supplemental disclosures:
Cash paid for interest	$43,931	$16,188
Cash paid for income taxes	11	2,802
Noncash investing and financing activities:
Equipment acquired under finance lease obligations	$1,335	$7,445
Unpaid equipment and other fixed asset purchases at end of period	26,194	19,200
Assets subject to operating lease obligations	2,627	10,750
Operating lease obligations	(2,627)	(10,750)
Equity consideration issued in connection with acquisitions	—	1,223,527
Deferred purchase price in connection with acquisitions	308	423

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited)

(1)          General Information

AdaptHealth Corp. and subsidiaries (AdaptHealth or the Company), a Delaware Corporation, is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (HME), medical supplies, and related services. AdaptHealth focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors (CGM) and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors.

The interim consolidated financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of the results for a full year.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(a)          Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the interim consolidated financial statements include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented.

(b)         Basis of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

equity-based compensation, interest rate swaps, warrant liability and long-lived assets, including goodwill and identifiable intangible assets. Actual results could differ from those estimates.

(e)          Valuation of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made in recent years. Goodwill is not amortized and is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and declines in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. During the three months ended March 31, 2022, the Company experienced an additional decline in its market capitalization as a result of a decline in the Company’s stock price. The Company considered such decline to represent a triggering event requiring management to perform a goodwill impairment assessment as of March 31, 2022. Refer to note 5, Goodwill and Identifiable Intangible Assets, for additional details.

(f) Long-Lived Assets

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

Definite-lived identifiable intangible assets consist of tradenames, payor contracts, contractual rental agreements and developed technology. These assets are amortized using the straight-line method over their estimated useful lives, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. These assets are assessed for impairment consistent with the Company’s long-lived assets. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining useful lives of its long-lived assets. The following table summarizes the useful lives of the Company’s identifiable intangible assets acquired:

Tradenames	5 to 10	years
Payor contracts	10	years
Contractual rental agreements	2	years
Developed technology	5	years

The Company did not incur any impairment charges on long-lived assets for the three months ended March 31, 2022 and 2021.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

(i)        Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under U.S. GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. In April 2022, the FASB issued a proposed amendment to Topic 848 which, if approved, would defer the required adoption date of Topic 848 to December 31, 2024, with early adoption permitted. The Company is

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

(j)        Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). This standard eliminated the prior two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted this standard during the year ended December 31, 2021, which did not have an impact on its consolidated financial position, results of operations or cash flows.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06). The guidance in ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, ASU 2020-06 improves and amends the related earnings per share guidance. The Company adopted this standard on January 1, 2022 using the modified retrospective approach. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations, cash flows or earnings per share amounts.

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

Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of sleep therapy equipment supplies (including CPAP resupply products), home medical equipment and related supplies (including wheelchairs, hospital beds and infusion pumps), diabetic medical devices and supplies (including continuous glucose monitors (CGM) and insulin pumps), and other HME products and supplies are recognized when control of the promised good or service is transferred to customers, which is generally upon shipment for direct to consumer medical devices and supplies and upon delivery to the home for home medical equipment.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

The composition of net revenue by payor type for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Insurance	$420,890	$290,010
Government	181,650	133,730
Patient pay	103,663	58,379
Net revenue	$706,203	$482,119

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

The composition of net revenue by core service lines for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net sales revenue:
Sleep	$192,335	$128,682
Diabetes	151,359	95,017
Supplies to the home	39,865	41,363
Respiratory	8,145	5,621
HME	30,851	24,156
Other	53,400	22,426
Total net sales revenue	$475,955	$317,265

Net revenue from fixed monthly equipment reimbursements:
Sleep	$57,938	$48,109
Diabetes	3,946	2,853
Respiratory	132,580	83,454
HME	25,725	20,380
Other	10,059	10,058
Total net revenue from fixed monthly equipment reimbursements	$230,248	$164,854

Total net revenue:
Sleep	$250,273	$176,791
Diabetes	155,305	97,870
Supplies to the home	39,865	41,363
Respiratory	140,725	89,075
HME	56,576	44,536
Other	63,459	32,484
Total net revenue	$706,203	$482,119

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, the Company increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by the Centers for Medicare & Medicaid Services (CMS) under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, the Company assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact the Company’s cash receipts for services provided until such time all amounts have been recouped. During the three months ended March 31, 2022, CMS recouped $5.2 million of the advance payments. As of March 31, 2022, the Company has deferred $7.5 million related to the CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheets.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of March 31, 2022 and December 31, 2021, the Company’s unbilled accounts receivable was $19.8 million and $23.8 million, respectively.

(3)          Acquisitions

During the three months ended March 31, 2022 and 2021, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the three months ended March 31, 2022 is not expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as receipt of final valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized. Also, see subsection, “Pro forma information” of this Note 3 for pro forma information on net revenue and operating income.

Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company acquired 100% of the equity interests of a provider of home medical equipment and acquired certain assets of the home medical equipment business of a provider of HME.

The following table summarizes the consideration paid at closing for all acquisitions during the three months ended March 31, 2022 (in thousands):

Cash	$2,467
Deferred payments	308
Total	$2,775

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. The Company is still evaluating the fair value of certain assets and liabilities for which provisional amounts were recorded and expects to finalize such valuations during the remainder of 2022. Based upon management’s

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

evaluation, which is preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during 2022 was allocated as follows (in thousands):

Cash	$21
Accounts receivable	521
Inventory	284
Equipment and other fixed assets	85
Goodwill	2,013
Identifiable intangible assets	100
Accounts payable and accrued expenses	(249)
Net assets acquired	$2,775

During the three months ended March 31, 2022, the Company paid net cash of $0.5 million relating to working capital and other adjustments associated with businesses that were acquired during 2021, which was recorded as an increase to goodwill during the period.

Three Months Ended March 31, 2021

On February 1, 2021, the Company acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other home medical equipment products. The total consideration paid at closing consisted of (i) a cash payment of $1.1 billion, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock, and (iv) the issuance of 3,959,892 fully vested options to purchase shares of the Company’s Class A Common Stock in the future, which had a weighted-average exercise price of $6.24 per share and a weighted-average remaining exercise period of approximately 7 years from the date of closing. Refer to Note 10, Stockholders’ Equity, for additional discussion of the Series C Convertible Preferred Stock issued in connection with the acquisition of AeroCare.

In addition, during the three months ended March 31, 2021, the Company acquired 100% of the equity interests of three providers of home medical equipment and acquired certain assets of the home medical equipment businesses of two providers of HME.

The following table summarizes the consideration paid at closing for all acquisitions during the three months ended March 31, 2021 (in thousands):

	AeroCare	Other	Total
Cash	$1,174,888	59,264	$1,207,958
Equity	1,194,149	3,184	1,223,527
Deferred payments	—	423	423
Total	$2,369,037	62,871	$2,431,908

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the three months ended March 31, 2021 was allocated as follows during that period (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	AeroCare	Other	Total
Cash	$27,686	1,546	$29,232
Accounts receivable	75,916	6,436	82,352
Inventory	27,612	5,537	33,149
Prepaid and other current assets	3,522	858	4,380
Equipment and other fixed assets	163,465	13,623	177,088
Goodwill	2,103,464	39,858	2,143,322
Identifiable intangible assets	138,200	1,500	139,700
Other assets	1,178	—	1,178
Deferred tax liabilities	(63,713)	212	(63,501)
Accounts payable and accrued expenses	(82,722)	(5,101)	(87,823)
Contract liabilities	(14,495)	(43)	(14,538)
Other current liabilities	(10,021)	(1,555)	(11,576)
Other long-term liabilities	(1,055)	—	(1,055)
Net assets acquired	$2,369,037	62,871	$2,431,908

The Company finalized the valuations of the fair values of the net assets acquired for these acquisitions during the remainder of 2021.

During the three months ended March 31, 2021, the Company received net cash of $0.6 million relating to working capital and other adjustments associated with businesses that were acquired during 2020, which was recorded as a decrease to goodwill during the period.

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

(in thousands) (unaudited)	Three Months Ended March 31,
	2022	2021
Net revenue	$706,643	$682,456
Operating income	$51,549	$34,017

Results of Businesses Acquired

The following table presents the amount of net revenue and operating income in the period of acquisition since the respective acquisition dates for the acquisitions described above that is included in the Company’s consolidated statements of operations for the three months ended March 31, 2022 and 2021:

(in thousands)	Three Months Ended March 31,
	2022	2021
Net revenue	$134	$142,648
Operating income	$35	$20,383

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Patient medical equipment	$615,924	$533,760
Delivery vehicles	33,424	36,213
Other	64,110	50,208
	713,458	620,181
Less accumulated depreciation	(288,694)	(221,604)
	$424,764	$398,577

For the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $67.1 million and $36.9 million, respectively.

(5)          Goodwill and Identifiable Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the three months ended March 31, 2022 was as follows (in thousands):

Gross carrying
amount
Balance at December 31, 2021	$3,512,567
Goodwill from acquisitions	2,013
Net cash payments relating to prior acquisitions	486
Balance at March 31, 2022	$3,515,066

Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the identification of a triggering event. Triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating results or cash flows, and declines in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital. During the three months ended March 31, 2022, the Company experienced a decline in its market capitalization as a result of a decline in the Company’s stock price. The Company considered such decline to represent a triggering event requiring management to perform a goodwill impairment assessment as of March 31, 2022. Based on the results of the goodwill impairment assessment it was concluded that the estimated fair value of the Company’s reporting unit was greater than its carrying value, as such, the Company did not record a goodwill impairment charge during the three months ended March 31, 2022. The Company did not record a goodwill impairment charge during the three months ended March 31, 2021. Subsequent to March 31, 2022, the Company experienced an additional decline in its market capitalization as a result of a further decline in the Company’s stock price, and if this decline continues for a sustained period of time, the Company may be required to perform an additional goodwill impairment assessment at an interim period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.

As discussed in Note 3, Acquisitions, during the three months ended March 31, 2022, the Company paid net cash of $0.5 million relating to working capital and other adjustments associated with businesses that were acquired during 2021, which were recorded as an increase to goodwill during the period.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $15,886	$96,514	8.2
Payor contracts, net of accumulated amortization of $13,866	68,134	8.3
Contractual rental agreements, net of accumulated amortization of $30,573	23,627	1.5
Developed technology, net of accumulated amortization of $2,205	4,095	3.3
Identifiable intangible assets, net	$192,370

	December 31, 2021
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $12,705	$99,595	8.4
Payor contracts, net of accumulated amortization of $11,816	70,184	8.6
Contractual rental agreements, net of accumulated amortization of $26,158	28,042	1.8
Developed technology, net of accumulated amortization of $1,890	4,410	3.5
Identifiable intangible assets, net	$202,231

Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $10.0 million and $10.3 million for the three months ended March 31, 2022 and 2021, respectively.

Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending March 31,
2023	$39,916
2024	28,103
2025	22,182
2026	20,679
2027	18,704
Thereafter	62,786
Total	$192,370

The Company recorded no impairment charges related to identifiable intangible assets during the three months ended March 31, 2022 and 2021.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

The following table presents the valuation of the Company’s financial assets and liabilities as of March 31, 2022 and December 31, 2021 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of March 31, 2022 and December 31, 2021. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
March 31, 2022
Assets
Money market accounts	$13	$—	$—
Interest rate swap agreements-long term	—	1,025	—
Total assets measured at fair value	$13	$1,025	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$11,250
Acquisition-related contingent consideration-long term	—	—	6,800
Interest rate swap agreements-short term	—	1,758	—
Warrant liability	—	—	31,047
Total liabilities measured at fair value	$—	$1,758	$49,097

(in thousands)	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money market accounts	$14	$—	$—
Total assets measured at fair value	$14	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$13,500
Acquisition-related contingent consideration-long term	—	—	6,800
Interest rate swap agreements-short term	—	5,098	—
Interest rate swap agreements-long term	—	2,359	—
Warrant liability	—	—	57,764
Total liabilities measured at fair value	$—	$7,457	$78,064

Interest Rate Swaps

The Company uses interest rate swap agreements to manage interest rate risk by converting a portion of its variable rate borrowings to a fixed rate and recognizes these derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the Company’s

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of FASB ASC Topic 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2022 and December 31, 2021 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments

Acquisition-Related Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income in the Company’s consolidated statements of operations. At March 31, 2022, contingent consideration liabilities of $11.3 million and $6.8 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2021, contingent consideration liabilities of $13.5 million and $6.8 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

Three Months Ended March 31, 2022	Beginning Balance	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$20,300	$(2,250)	$—	$—	$18,050

Three Months Ended March 31, 2021
Contingent consideration - Level 3 liabilities	$33,540	$—	$183	$83	$33,806

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Monte-Carlo simulation analysis. Refer to Note 10, Stockholders’ Equity, for additional discussion of the warrant liability.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents the Company’s hierarchy for non-financial assets measured at fair value on a non-recurring basis (in thousands):

	March 31,	December 31,
	2022	2021
Assets:
Goodwill (Level 3)	$3,515,066	$3,512,567
Identifiable intangible assets, net (Level 3)	$192,370	$202,231

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

(7)          Derivative Instruments and Hedging Activities

The Company records all derivatives on its consolidated balance sheet at fair value. As of March 31, 2022 and December 31, 2021, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional amount associated with the swap agreements was $250 million as of March 31, 2022 and December 31, 2021 and had maturity dates at certain dates through March 2024. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021

Balance Sheet Location	Asset (Liability)
Other long-term assets	$1,025	$—
Other current liabilities	(1,758)	(5,098)
Other long-term liabilities	—	(2,359)
Total	$(733)	$(7,457)

During the three months ended March 31, 2022 and 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $6.7 million and $2.6 million, respectively, in other comprehensive income (loss). In addition, during the three months ended March 31, 2022 and 2021, $0.7 million and $0.7 million, respectively, was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.

(8)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accounts payable	$212,820	$248,027
Employee-related accruals	38,852	34,370
Accrued interest	10,356	30,103
Other	54,023	45,884
Total	$316,051	$358,384

(9)          Debt

The following is a summary of long term-debt as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Secured term loans	$780,000	$785,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(30,270)	(31,448)
	2,199,730	2,203,552
Current portion	(20,000)	(20,000)
Long-term portion	$2,179,730	$2,183,552

On January 20, 2021, the Company refinanced its then existing debt borrowings and entered into a new credit agreement with its existing bank group, which was amended in April 2021 (the 2021 Credit Agreement). The 2021 Credit Agreement included borrowings of $800 million under a term loan (the 2021 Term Loan), and $450 million in commitments for revolving credit loans (the 2021 Revolver). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare,

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

to repay amounts outstanding under the Company’s then existing credit agreement of $301.9 million plus accrued interest, to repay amounts outstanding under revolving credit loans under the 2021 Credit Agreement which were borrowed prior to the April 2021 amendment, and to pay related fees and expenses. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a zero percent floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio. On August 16, 2021, the Company amended the 2021 Credit Agreement to expressly permit the issuance of the 5.125% Senior Notes (see discussion below) and the prepayment of the outstanding principal amount under a then existing promissory note with the proceeds of the 5.125% Senior Notes. In connection with the 2021 Credit Agreement, the Company paid financing costs of $7.6 million. Further, in connection with executing the 2021 Credit Agreement, the Company wrote off unamortized deferred financing costs of $4.2 million related to the Company’s then existing credit agreement, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the three months ended March 31, 2021.

Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. The Company was in compliance with all debt covenants as of March 31, 2022.

Secured Term Loans

The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. At March 31, 2022 and December 31, 2021, there was $780 million and $785 million, respectively, outstanding under the 2021 Term Loan. The interest rate under the 2021 Term Loan was 1.75% at March 31, 2022.

Revolving Credit Facility

During the three months ended March 31, 2022, the Company had no borrowings under the 2021 Revolver, and there was $0 outstanding under the 2021 Revolver at March 31, 2022. During the three months ended March 31, 2021, the Company borrowed $95.0 million under the 2021 Revolver. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. At March 31, 2022, after consideration of stand-by letters of credit outstanding of $15.7 million, the remaining maximum borrowings available pursuant to the 2021 Revolver was $434.3 million.

Senior Unsecured Notes

On August 19, 2021, the Company issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2030 (the 5.125% Senior Notes). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. The

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

5.125% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. Borrowings under the 5.125% Senior Notes were used to repay existing amounts outstanding under the 2021 Revolver, to prepay the outstanding principal amount under a then existing promissory note, and to pay related fees and expenses.

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

(10)        Stockholders’ Equity

AdaptHealth, f/k/a DFB Healthcare Acquisitions Corp. (DFB), was originally formed in November 2017 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. On July 8, 2019, AdaptHealth Holdings LLC (AdaptHealth Holdings) entered into an Agreement and Plan of Merger (the Merger

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Agreement), as amended on October 15, 2019, with DFB, pursuant to which AdaptHealth Holdings combined with DFB (the Business Combination). The Business Combination closed on November 8, 2019. In connection with the Business Combination, the name of the combined company was changed to AdaptHealth Corp.

Following the Closing of the Business Combination, AdaptHealth Corp. owned 56% of the combined company with the remaining 44% owned by the former owners of AdaptHealth Holdings in the form of common units representing limited liability company interests in AdaptHealth Holdings from and after the Closing of the Business Combination (New AdaptHealth Units). The former owners of AdaptHealth Holdings held New AdaptHealth Units and a corresponding number of non-economic Class B Common stock, which enabled the holder to one vote per share, and were exchangeable on a one-to-one basis for shares of Class A Common Stock. Subsequent to the Business Combination, all of the common unit interests of AdaptHealth Holdings and a corresponding number of shares of Class B Common Stock were exchanged for shares of Class A Common Stock, of which the final 13,218,758 of the exchanges occurred on January 1, 2021. As a result, the prior holders of the common unit interests of AdaptHealth Holdings no longer own a direct noncontrolling economic interest in AdaptHealth Holdings. In connection with the January 2021 exchanges, the Company recorded a decrease to the noncontrolling interest of $77.9 million in the accompanying consolidated statements of stockholders’ equity (deficit).

The Company filed its Third Amended and Restated Certificate of Incorporation (the Certificate of Incorporation) on July 28, 2021. Among other things, the Certificate of Incorporation (x) increased the authorized number of shares of Common Stock from 245,000,000 shares of Common Stock to 300,000,000 shares of Common Stock and (y) (i) deleted provisions no longer applicable following the exchange of all outstanding New AdaptHealth Units and shares of Class B Common Stock for shares of Class A Common Stock and (ii) renamed the Company’s Class A Common Stock to Common Stock. Holders of Common Stock are entitled to one vote for each share. The shares of Preferred Stock (see below) shall be issued with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

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

Preferred Stock

In June 2020, the Company entered into an exchange agreement (the Exchange Agreement) with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105.47 shares of Series B-1 Preferred Stock, par value $0.0001 per share. The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Common Stock in all cash dividends paid on the Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that following such conversion, the number of shares of Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Common Stock of the Company. During the three months ended March 31, 2021, 39,500 shares of Series B-1 Preferred Stock were converted into 3,950,000 shares of Common Stock. There were no such conversions during the three months ended March 31, 2022.

As discussed in Note 3, Acquisitions, the Company issued 130,474.73 shares of Series C Convertible Preferred Stock in connection with the acquisition of AeroCare. The Series C Convertible Preferred Stock liquidation preference

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

Warrants

At the Closing of the Business Combination, the Company had 12,666,666 warrants outstanding. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of common stock at a price below its exercise price. There were no warrants exercised during the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company had 4,056,427 warrants outstanding, which have an expiration date of November 20, 2024.

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

A reconciliation of the changes in the warrant liability during the three months ended March 31, 2022 and 2021 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2021	$57,764
Change in estimated fair value of the warrant liability	(26,717)
Estimated fair value of warrant liability at March 31, 2022	$31,047

Estimated fair value of warrant liability at December 31, 2020	$113,905
Change in estimated fair value of the warrant liability	(3,168)
Estimated fair value of warrant liability at March 31, 2021	$110,737

Contingent Consideration Common Shares

Pursuant to the Merger Agreement, the former owners of AdaptHealth Holdings who received Class A Common Stock and Class B Common Stock in connection with the Business Combination are entitled to receive earn-out consideration to be paid in the form of Common Stock, if the average price of the Company’s Common Stock for the month of December prior to each measurement date equals or exceeds certain hurdles set forth in the Merger Agreement (Contingent Consideration Common Shares). The former owners of AdaptHealth Holdings were entitled to receive 1,000,000 shares of Common Stock on each of December 31, 2021 and 2020 based on an average stock price hurdle of $18 and $15, respectively. The average stock price of the Company’s Common Stock was greater than these hurdles for the applicable measurement periods as of the December 31, 2021 and 2020 measurement dates, which triggered the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

issuance of 1,000,000 shares of Common Stock on such dates. In addition, the former owners of AdaptHealth Holdings are entitled to receive an additional 1,000,000 shares of Common Stock on December 31, 2022 if the average stock price of the Company’s Common Stock equals or exceeds $22 during the month of December 2022.

The Contingent Consideration Common Shares would be issued immediately in the event of a change of control as defined in the Merger Agreement. The estimated fair value of the Contingent Consideration Common Shares was previously recorded as a liability in the Company’s consolidated balance sheets, with such fair value reclassified to stockholders’ equity upon the issuance of any shares that are earned. Prior to issuance, the change in the estimated fair value of such shares each period was recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.

The Company estimated the fair value of the contingent consideration common shares liability using a Monte-Carlo simulation analysis. A Monte-Carlo simulation is a tool used to project asset prices based on a widely accepted drift calculation, the volatility of the asset, incremental time-steps and a random component known as a Weiner process that introduces the dynamic behavior in the asset price. In this framework, asset prices follow a log-normal distribution as they fluctuate through time, which the simulation process captures. A specific model can be developed around the projected stock price to capture the effects of any market performance conditions on value. Price path specific conditions can be captured in this type of open form model. The Monte-Carlo process expresses potential future scenarios that when simulated thousands of times can be viewed statistically to ascertain fair value. The contingent consideration common shares contain market conditions to determine whether the shares are earned based on the Company’s common stock price during specified measurement periods. Given the path-dependent nature of the requirement in which the shares are earned, a Monte-Carlo simulation was used to estimate the fair value of the liability. The Company’s common stock price was simulated to each measurement period based on the methodology described above. In each iteration, the simulated stock price was compared to the conditions under which the shares are earned. In iterations where the stock price corresponded to shares being earned, the future value of the earned shares was discounted back to present value. The fair value of the liability was estimated based on the average of all iterations of the simulation.

As discussed above, on each of December 31, 2021 and 2020, 1,000,000 shares of Common Stock were issued in connection with the portion of the Contingent Consideration Common Shares which were earned as of such dates. As a result, the estimated fair value related to such shares was reclassified to stockholders’ equity, with such shares reflected as issued and outstanding Common Stock. In accordance with U.S. GAAP, the estimated fair value related to the remaining 1,000,000 Contingent Consideration Common Shares was reclassified to stockholders’ equity at December 31, 2021. Since the fair value of these potential shares was reclassified to stockholders’ equity on December 31, 2021, these potential shares are no longer liability classified and therefore the changes in the estimated fair value of such potential shares are not recognized as a non-cash charge or gain in the Company’s consolidated statements of operations subsequent to December 31, 2021.

A reconciliation of the changes in the contingent consideration common shares liability during the three months ended March 31, 2021 was as follows (in thousands):

Estimated fair value of contingent consideration common shares liability at December 31, 2020	$70,477
Change in estimated fair value of the contingent consideration common shares liability	(1,965)
Estimated fair value of contingent consideration common shares liability at March 31, 2021	$68,512

Equity-based Compensation

In connection with the Company’s 2019 Stock Incentive Plan (the 2019 Plan), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. At March 31, 2022, the 2019 Plan permits the grant of up to 10,000,000 shares of Common Stock, subject to

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

certain adjustments and limitations. At March 31, 2022, 2,276,916 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.

The following awards were granted in connection with the 2019 Plan during the three months ended March 31, 2022.

Stock Options

There were no stock option grants during the three months ended March 31, 2022. The following table provides the activity regarding the Company’s outstanding stock options during the three months ended March 31, 2022 that were granted in connection with the 2019 Plan (in thousands, except per share data):

		Weighted-Average
		Grant Date	Weighted-Average	Weighted-Average
	Number of	Fair Value	Exercise Price	Remaining
	Options	per Share	per Share	Contractual Term
Outstanding, December 31, 2021	2,219	$3.75	$19.36
Activity - none	—
Outstanding, March 31, 2022	2,219	$3.75	$19.36	6.8 Years

The following table provides the activity for all outstanding stock options during the three months ended March 31, 2022 (in thousands, except per share data):

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining
	Options	per Share	Contractual Term
Outstanding, December 31, 2021	5,766	$11.26
Exercised	(283)	$6.28
Outstanding, March 31, 2022	5,483	$11.52	6.2 Years

During the three months ended March 31, 2022, 115,732 stock options were exercised resulting in $0.7 million of cash proceeds received by the Company and the issuance of 115,732 shares of the Company’s Common Stock. Also, during the three months ended March 31, 2022, 167,720 stock options were exercised on a cashless basis resulting in the issuance of 68,454 shares of the Company’s Common Stock.

Restricted Stock

During the three months ended March 31, 2022, the Company granted 98,645 shares of restricted stock to various employees which vest ratably over the three or four-year periods following the vesting commencement date (which is generally the grant date), subject to the employees’ continuous employment through the applicable vesting date, and if applicable, subject to certain performance conditions. The grant-date fair value of these awards was $1.9 million.

During the three months ended March 31, 2022, the Company granted 308,764 shares of restricted stock units to senior executive management of the Company. These awards vest ratably over the three-year period following the grant date, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $5.5 million. In addition, during the three months ended March 31, 2022, the Company granted 308,764 shares of performance-vested restricted stock units (Performance RSUs) to senior executive management of the Company. The Performance RSUs will vest on the third anniversary of the grant date subject to the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

achievement of specified goals relative to the Company’s three-year relative total shareholder return (Relative TSR) performance versus the Company’s defined peer group (the Peer Group), and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $8.4 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):

●	Less than 25th Percentile – No payout
●	Greater than or equal to 25th Percentile – 50% of Performance RSUs
●	Equal to 50th Percentile – 100% of Performance RSUs
●	Greater than or equal to 75th Percentile – 200% of Performance RSUs

Activity related to the Company’s non-vested restricted stock grants for the three months ended March 31, 2022 is presented below (in thousands, except per share data):

	Number of Shares of	Weighted-Average Grant Date
	Restricted Stock	Fair Value per Share
Non-vested balance, December 31, 2021	2,195	$19.58
Granted	716	$22.25
Vested	(230)	$26.11
Forfeited	(27)	$21.06
Non-vested balance, March 31, 2022	2,654	$22.31

Incentive Units

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) to certain members of management. The 2019 Incentive Units were intended to constitute profits interests and were granted for purposes of enabling such individuals to participate in the long-term growth and financial success of the Company and were issued in exchange for services to be performed. The grant date fair value of the 2019 Incentive Units, as calculated under an Option Pricing Method, was $4.5 million. With respect to the 2019 Incentive Units, 50% of the awards were scheduled to vest in equal annual installments on each of the first four anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The first 25% of this portion of the 2019 Incentive Units vested in May 2020, and in January 2021, the vesting of the remaining unvested units associated with this portion of the 2019 Incentive Units was accelerated. The Company recorded $1.5 million of equity-based compensation expense during the three months ended March 31, 2021 in connection with such acceleration. The remaining 50% had initial vesting terms based upon a performance condition. In connection with the Business Combination, the vesting condition for this portion of the 2019 Incentive Units was changed to vest quarterly during the one-year period subsequent to the Closing of the Business Combination, and as such all of the units associated with this portion of the 2019 Incentive Units were fully vested in November 2020.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense of $5.5 million during the three months ended March 31, 2022, of which $3.6 million and $1.9 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $8.6 million during the three months ended March 31, 2021, of which $5.4 million and $3.2 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. At March 31, 2022, there was $49.4 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.6 years.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

(11)        Earnings (Loss) Per Share

Earnings (Loss) Per Share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net income (loss) per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive common stock.

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

Computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator
Net income (loss) attributable to AdaptHealth Corp.	$41,750	$(3,966)
Less: Earnings allocated to participating securities (1)	3,537	—
Net income (loss) for basic EPS	$38,213	$(3,966)
Change in fair value of warrant liability (2)	(26,717)	(3,168)
Change in fair value of contingent consideration common shares liability (2)	—	(1,965)
Net income (loss) for diluted EPS	$11,496	$(9,099)

Denominator (1) (2)
Basic weighted-average common shares outstanding	134,023	111,109
Add: Warrants (2)	1,462	2,886
Add: Contingent Consideration Common Shares (2)	—	2,000
Add: Stock options	2,772	—
Add: Unvested restricted stock	226	—
Diluted weighted-average common shares outstanding	138,483	115,995

Basic net income (loss) per share	$0.29	$(0.04)
Diluted net income (loss) per share	$0.08	$(0.08)

(1)	The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were participating securities outstanding for the three months ended March 31, 2022 and 2021. There was no amount allocated to the participating securities during the three months ended March 31, 2021 due to the net loss reported in that period.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

(2)	For the three months ended March 31, 2022 and 2021, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net income (loss) per share. For the three months ended March 31, 2021, the impact to earnings from the change in fair value of the Company’s contingent consideration common shares liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net loss per share. These adjustments are included as the effect of the numerator and denominator adjustments for these derivative instruments is dilutive as a result of the non-cash gains recorded for the change in fair value of these instruments during the periods.

Due to the Company reporting a net loss attributable to AdaptHealth Corp. for the three months ended March 31, 2021, all potentially dilutive securities related to unvested restricted stock and outstanding stock options were excluded from the computation of diluted net loss per share for that period as their inclusion would have been anti-dilutive.

The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income (loss) per share for the three months ended March 31, 2022 and 2021 because to do so would be antidilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Preferred Stock	12,406	14,037
Stock Options	—	2,303
Unvested restricted stock	290	1,122
Total	12,696	17,462

In addition, there are 1,000,000 shares relating to the Contingent Consideration Common Shares that were not included in the diluted net income per share computation for the three months ended March 31, 2022 as the corresponding average stock price hurdle for issuing these contingently issuable shares would not have been met as of the March 31, 2022 reporting date. As discussed in note 10, Stockholders’ Equity, the measurement date is December 31, 2022 for these shares and they will be issued at such time if they are earned.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

The following table presents information about the Company’s right-of-use assets and lease liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	Consolidated Balance Sheets Line Item	March 31, 2022	December 31, 2021
Right-of-use (ROU) assets:
Operating lease ROU assets	Operating lease right-of-use assets	$142,092	$147,760
Finance lease ROU assets	Equipment and other fixed assets, net	12,778	17,410
Total ROU assets		$154,870	$165,170
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease obligations	$30,597	$31,418
Noncurrent operating lease liabilities	Operating lease obligations, less current portion	115,420	120,180
Total operating lease liabilities		$146,017	$151,598
Finance lease liabilities:
Current finance lease liabilities	Current portion of finance lease obligations	$8,692	$15,446
Noncurrent finance lease liabilities	Other long-term liabilities	66	132
Total finance lease liabilities		$8,758	$15,578

The following table presents information about lease costs and expenses and sublease income for the three months ended March 31, 2022 and 2021 (in thousands). The amounts below are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease costs	$9,638	$8,022
Finance lease costs:
Amortization of ROU assets	$4,461	$9,450
Other lease costs and income:
Variable leases costs (1)	$4,245	$2,899
Sublease income	$335	$199
Short-term lease costs	$—	$8,141

(1)	Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	6.6 years	6.7 years
Finance leases	0.8 year	1.0 year
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	3.8%	3.8%

The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of March 31, 2022 (in thousands):

	Operating Leases	Finance Leases
2022	$26,956	$8,049
2023	31,378	763
2024	26,100	—
2025	21,759	—
2026	15,018	—
Thereafter	46,452	—
Total future undiscounted lease payments	$167,663	$8,812
Less: amount representing interest	(21,646)	(54)
Present value of future lease payments (lease liability)	$146,017	$8,758

The following table provides certain cash flows and supplemental non-cash information related to our lease liabilities for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	March 31, 2022	March 31, 2021
Operating cash payments for operating leases	$9,581	$7,956
Financing cash payments for finance leases	$8,156	$9,854
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2,627	$10,750
Finance leases	$1,335	$7,445

(13)          Income Taxes

The Company is subject to U.S. federal, state, and local income taxes. For the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $5.6 million and income tax benefit of $1.7 million, respectively.

As of March 31, 2022 and December 31, 2021, the Company had an unrecognized tax benefit of $4.0 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

During the three months ended March 31, 2022, the Company recognized an expense of $4.5 million related to changes in the estimated liability related to the TRA as a result of settling the current portion of the contingent consideration common shares liability during the period, which is included in Other (income) loss, net in the accompanying consolidated statement of operations. During the three months ended March 31, 2021, the Company increased the estimated liability related to the TRA through an aggregate $146.5 million reduction in additional paid-in capital resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the three months ended March 31, 2021, the Company increased its deferred tax asset by $163.3 million through an increase in additional paid-in-capital resulting from these exchanges and other increases of AdaptHealth Corp.’s ownership interest in AdaptHealth Holdings.

At March 31, 2022, the Company had a liability recorded relating to the TRA of $304.8 million, of which $5.9 million and $298.9 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2021, the Company had a liability recorded relating to the TRA of $300.3 million, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

In connection with the Company’s acquisition of PPS HME Holdings LLC (PPS), in May 2018, the Company assumed a Corporate Integrity Agreement (CIA) at one of PPS’ subsidiaries, Braden Partners L.P. d/b/a Pacific Pulmonary Services (BP). The CIA was entered into with the Office of Inspector General of the U.S. Department of Health and Human Services (OIG). The CIA has a five-year term which expires as of April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG confirmed that the requirements of the CIA imposed upon BP would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition. On December 16, 2021, the OIG-HHS notified PPS that its report for the period ended March 31, 2021 had been accepted and PPS had satisfied its obligations under the CIA as of such date.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

On June 28, 2019, Solara, which was acquired by the Company in July 2020, determined that an unauthorized third-party gained access to a limited number of employee email accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Solara was a defendant in a class action regarding the incident in federal court. In October 2021, the parties tentatively agreed to a settlement for a payment of $5.1 million, which will be covered in full by insurance and an escrow established at the time of the Solara acquisition. On January 25, 2022, the plaintiffs filed a Motion for Preliminary Approval of the settlement, and on April 20, 2022, the Court approved the settlement. As of March 31, 2022 and December 31, 2021, the Company recorded a liability of $5.1 million and a corresponding indemnification asset, which are included in other current liabilities and other current assets, respectively, in the accompanying consolidated balance sheets.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the “Complaint”). The Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that the Company and certain of its current and former officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. On October 14, 2021, the Delaware County Employees Retirement System and the Bucks County Employees Retirement System were named Lead Plaintiffs. Pursuant to the scheduling order, Lead Plaintiffs filed a consolidated complaint on November 22, 2021 (the “Consolidated Complaint”), which asserts substantially the same claim, but adds a number of current and former directors of the Company as additional defendants and a new theory of recovery based on the Company’s alleged failure to disclose information concerning the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity (the “Consolidated Class Action”). On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint. Lead Plaintiffs’ opposition to defendants’ motion was filed on March 21, 2022, and defendants’ reply was filed on April 15, 2022. The Company intends to vigorously defend against the allegations contained in the Consolidated Complaint, but there can be no assurance that the defense will be successful.

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

On March 4, 2022, the parties stipulated to stay the Hessler action pending final resolution of the Consolidated Class Action. On March 7, 2022, the court so-ordered the parties’ stipulation.

The Company intends to vigorously defend against the allegations contained in the Derivative Complaint, but there can be no assurance that the defense will be successful.

(15)        Related Party Transaction

The Company and one of its executive officers and shareholder own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $1.4 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of March 31, 2022 and 2021, the Company had an immaterial outstanding accounts payable balance to this vendor.

A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was less than 0.5% of the Company’s consolidated net revenue during the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock. This beneficial owner is also a minority shareholder of a vendor that provides equipment and supplies to the Company in the normal course of business. Purchases from this vendor were approximately $14 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had $10 million in outstanding accounts payable to this vendor. Purchases from this vendor for the three months ended March 31, 2021 and the outstanding accounts payable to this vendor as of December 31, 2021 were immaterial.

(16)        Subsequent Events

Subsequent to March 31, 2022, the Company acquired 100% of the equity interests of a provider of home medical equipment and acquired certain assets of the home medical equipment business of three providers of HME. The total consideration included cash payments of $13.9 million at closing and deferred payment liabilities of $0.1 million. Due to the timing of these acquisitions, as of the date the interim consolidated financial statements were available to be issued, the Company was in the process of determining the allocation of the fair value of the consideration paid to the fair value of the net assets acquired and a preliminary allocation has not yet been determined.

Subsequent to March 31, 2022, the Company entered into forward-dated interest rate swap agreements with third parties in which the Company will pay a fixed interest rate and receive a rate equal to the one month-LIBOR. The purpose of these forward-dated interest rate swap agreements is to ensure that the Company operates within its derivatives policy by maintaining a total notional amount of $250 million under the Company’s outstanding interest rate swap agreements through the maturity date of the 2021 Credit Agreement.

On May 9, 2022, the Company's board of directors authorized a share repurchase program for up to $200 million of the Company’s Common Stock through December 31, 2022. The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Shares of the Company’s Common Stock may be purchased from time to time on the open market, through privately negotiated transactions or otherwise. Purchases of the Company’s Common Stock may be started or stopped at any time without prior notice depending on market conditions and other factors. The Company intends to fund the share repurchase program through its available cash and liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with AdaptHealth Corp.’s (“AdaptHealth” or the “Company”) consolidated financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors”, in our 2021 Annual Report on Form 10-K filed with the SEC on March 1, 2022.

AdaptHealth Corp. Overview

AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of March 31, 2022, AdaptHealth serviced approximately 3.9 million patients annually in all 50 states through its network of 753 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

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

AdaptHealth increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact AdaptHealth’s cash receipts for services provided until such time all amounts have been recouped. During the three months ended March 31, 2022, CMS has recouped $5.2 million of the advance payments. As of March 31, 2022, AdaptHealth has deferred $7.5 million related to the CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheets. In addition, in April

2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million. Subsequent to April 2020, AdaptHealth completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, AdaptHealth recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. As of December 31, 2021, the Company has recognized as grant income all of the PRF payments it has received or relating to liabilities assumed for PRF received from acquired companies, as it was determined that the Company has complied with the conditions associated with the grant. As such, there is no liability recorded in the Company’s interim consolidated financial statements relating to PRF as of March 31, 2022.

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

Also, as permitted under the CARES Act, AdaptHealth elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, AdaptHealth deferred $8.6 million under this provision. AdaptHealth paid $4.3 million on January 4, 2022 and the remaining balance of $4.3 million is expected to be paid shortly after December 31, 2022. As of March 31, 2022, $4.3 million is included in other current liabilities in the consolidated balance sheets.

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

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. Refer to Note 3, Acquisitions, included in our interim consolidated financial statements for the three months ended March 31, 2022 included in this Quarterly Report on Form 10-Q for additional information regarding AdaptHealth’s acquisitions.

Debt

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

Key Business Metrics

AdaptHealth focuses on net revenue, EBITDA and Adjusted EBITDA as it reviews its performance. Total net revenue is comprised of net sales revenue and net revenue from fixed monthly equipment reimbursements less implicit price concessions. Net sales revenue consists of revenue recognized at a point in time for the sale of supplies and disposables. Net revenue from fixed monthly equipment reimbursements consists of revenue recognized over the service period for equipment (including, but not limited to, CPAP machines, oxygen concentrators, ventilators, hospital beds, wheelchairs and other equipment).

	Three Months Ended
	March 31, 2022		March 31, 2021
Net Revenue		Revenue		Revenue
(dollars in thousands)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue:
Sleep	$192,335	27.2%	$128,682	26.7%
Diabetes	151,359	21.4%	95,017	19.7%
Supplies to the home	39,865	5.6%	41,363	8.6%
Respiratory	8,145	1.2%	5,621	1.2%
HME	30,851	4.4%	24,156	5.0%
Other	53,400	7.6%	22,426	4.7%
Total net sales revenue	$475,955	67.4%	$317,265	65.9%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$57,938	8.2%	$48,109	10.0%
Diabetes	3,946	0.6%	2,853	0.6%
Respiratory	132,580	18.8%	83,454	17.3%
HME	25,725	3.6%	20,380	4.2%
Other	10,059	1.4%	10,058	2.0%
Total net revenue from fixed monthly equipment reimbursements	$230,248	32.6%	$164,854	34.1%

Total net revenue:
Sleep	$250,273	35.4%	$176,791	36.7%
Diabetes	155,305	22.0%	97,870	20.3%
Supplies to the home	39,865	5.6%	41,363	8.6%
Respiratory	140,725	20.0%	89,075	18.5%
HME	56,576	8.0%	44,536	9.2%
Other	63,459	9.0%	32,484	6.7%
Total net revenue	$706,203	100.0%	$482,119	100.0%

Results of Operations

Comparison of Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021.

The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$706,203	100.0%	$482,119	100.0%	$224,084	46.5%
Costs and expenses:
Cost of net revenue	597,122	84.6%	396,698	82.3%	200,424	50.5%
General and administrative expenses	41,444	5.9%	56,632	11.7%	(15,188)	(26.8)%
Depreciation and amortization, excluding patient equipment depreciation	16,085	2.3%	13,380	2.8%	2,705	20.2%
Total costs and expenses	654,651	92.8%	466,710	96.8%	187,941	40.3%
Operating income	51,552	7.2%	15,409	3.2%	36,143	234.6%
Interest expense, net	24,776	3.5%	22,185	4.6%	2,591	11.7%
Change in fair value of warrant liability	(26,717)	(3.8)%	(3,168)	(0.7)%	(23,549)	NM %
Change in fair value of contingent consideration common shares liability	—	—%	(1,965)	(0.4)%	1,965	NM %
Loss on extinguishment of debt	—	—%	4,213	0.9%	(4,213)	NM %
Other (income) loss, net	5,660	0.8%	(519)	(0.1)%	6,179	NM %
Income (loss) before income taxes	47,833	6.7%	(5,337)	(1.1)%	53,170	(996.3)%
Income tax expense (benefit)	5,603	0.8%	(1,695)	(0.4)%	7,298	NM %
Net income (loss)	42,230	5.9%	(3,642)	(0.7)%	45,872	(1,259.5)%
Income attributable to noncontrolling interest	480	0.1%	324	0.1%	156	NM %
Net income (loss) attributable to AdaptHealth Corp.	$41,750	5.8%	$(3,966)	(0.8)%	$45,716	(1,152.7)%

Net Revenue. Net revenue for the three months ended March 31, 2022 and 2021 was $706.2 million and $482.1 million, respectively, an increase of $224.1 million or 46.5%. Net revenue for the 2022 and 2021 periods included $0.3 million and $1.3 million, respectively, from referral partners and healthcare facilities in support of their urgent needs as the coronavirus pandemic has led to an increased demand for respiratory equipment including ventilators and oxygen concentrators. Excluding this revenue, net revenue was $705.9 million and $480.8 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $225.1 million. The increase in net revenue was driven primarily by acquisitions completed after December 31, 2020, which increased net revenue by $212.6 million, including the acquisition of AeroCare which occurred on February 1, 2021. Additionally, net revenue during the three months ended March 31, 2022 was impacted by a recall of certain ventilator, BiPAP, and CPAP devices supplied to AdaptHealth by Philips Respironics (Philips). On June 14, 2021, AdaptHealth received notice from Philips that these devices would be included in a Philips voluntary recall due to potential health risks to patients. Currently, it is not possible to purchase these products from Philips, which has led to shortages in the supply chain, and other suppliers are unable to meet the strong patient demand for these products, which has materially affected AdaptHealth’s ability to service patient demand for these devices during the three months ended March 31, 2022.

For the three months ended March 31, 2022, net sales revenue (recognized at a point in time) comprised 67% of total net revenue, compared to 66% of total net revenue for the three months ended March 31, 2021. For the three months ended March 31, 2022, net revenue from fixed monthly equipment reimbursements comprised 33% of total net revenue, compared to 34% of total net revenue for the three months ended March 31, 2021.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Cost of products and supplies	$282,593	40.0%	$185,018	38.4%	$97,575	52.7%
Salaries, labor and benefits	178,895	25.4%	119,102	24.7%	59,793	50.2%
Patient equipment depreciation	60,945	8.6%	33,826	7.0%	27,119	80.2%
Other operating expenses	58,418	8.3%	45,005	9.3%	13,413	29.8%
Rent and occupancy	14,356	2.0%	10,511	2.2%	3,845	36.6%
Equity-based compensation	1,915	0.3%	3,236	0.7%	(1,321)	(40.8)%
Total cost of net revenue	$597,122	84.6%	$396,698	82.3%	$200,424	50.5%

Cost of net revenue for the three months ended March 31, 2022 and 2021 was $597.1 million and $396.7 million, respectively, an increase of $200.4 million or 50.5%, which is primarily related to acquisition growth. Costs of products and supplies increased by $97.6 million primarily as a result of acquisition growth, increased product costs, and increased net sales revenue. Salaries, labor and benefits increased by $59.8 million, primarily related to acquisition growth, increased headcount, higher commissions and overtime and wage increases. The increase in rent and occupancy and other operating expenses is primarily related to acquisition growth and increased fuel costs.

Cost of net revenue was 84.6% of net revenue for the three months ended March 31, 2022 compared to 82.3% for the three months ended March 31, 2021. The cost of products and supplies was 40.0% of net revenue in the 2022 period compared to 38.4% in the 2021 period. Salaries, labor and benefits was 25.4% of net revenue in the 2022 period compared to 24.7% in the 2021 period. Patient equipment depreciation was 8.6% of net revenue in the 2022 period compared to 7.0% in the 2021 period, primarily as a result of a change in product mix.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2022 and 2021 were $41.4 million and $56.6 million, respectively, a decrease of $15.2 million or 26.8%. This decrease is primarily due to (1) lower transaction costs as there was more acquisition activity in the first quarter of 2021, (2) lower equity-based compensation expense as there was more equity-based compensation grant activity in the first quarter of 2021, offset by (3) higher professional fees including legal, accounting, information-technology, and consulting, including costs for Sarbanes Oxley compliance, and (4) higher labor costs associated with increased headcount and higher wages. General and administrative expenses as a percentage of net revenue was 5.9% in the 2022 period, compared to 11.7% in the 2021 period. General and administrative expenses in the 2022 period included $2.8 million of transaction costs, $3.6 million of equity-based compensation expense, and other non-recurring expenses of

$0.4 million. General and administrative expenses in the 2021 period included $31.4 million of transaction costs, $5.4 million of equity-based compensation expense, and $0.5 million of other non-recurring expenses. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.9% and 4.0% in the 2022 period and the 2021 period, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended March 31, 2022 and 2021 was $16.1 million and $13.4 million, respectively, an increase of $2.7 million. The increase was primarily related to higher depreciation expense associated with fixed assets excluding patient equipment.

Interest Expense. Interest expense for the three months ended March 31, 2022 and 2021 was $24.8 million and $22.2 million, respectively. Interest expense related to long-term debt was higher in 2022 compared to 2021 as a result of higher long-term debt borrowings outstanding during that period. Such borrowings were primarily used to fund acquisitions.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended March 31, 2021 was a result of the write-off of unamortized deferred financing costs related to AdaptHealth refinancing its credit facility in January 2021. There was no such transaction in the three months ended March 31, 2022.

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares, as discussed in Note 10, Stockholders’ Equity, to the accompanying March 31, 2022 interim consolidated financial statements. These shares were liability-classified through December 31, 2021, and the change in fair value of the contingent consideration common shares liability represents a non-cash gain in the 2021 period for the change in the estimated fair value of such liability during the period.

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying March 31, 2022 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2022 and 2021 periods for the change in the estimated fair value of such liability during the respective periods.

Other (Income) Loss, net. Other loss, net for the three months ended March 31, 2022 was a loss of $5.7 million, and consisted of a $4.5 million expense related to changes in AdaptHealth’s estimated TRA liability, $0.8 million loss related to the write-off of an investment, and $0.4 million of expenses associated with lease terminations. Other income, net for the three months ended March 31, 2021 consisted of a gain of $0.5 million for the receipt of earnout proceeds in connection with an investment that was sold in 2020, $0.2 million of equity income related to equity method investments, offset by a $0.2 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition.

Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2022 was $5.6 million compared to an income tax benefit of $1.7 million for the three months ended March 31, 2021. The increase in income tax expense was primarily related to increased pre-tax income and AdaptHealth Holding’s change in U.S. federal income tax classification during the first quarter of 2021.

EBITDA and Adjusted EBITDA

AdaptHealth uses EBITDA and Adjusted EBITDA, which are financial measures that are not prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, to analyze its financial results and believes that they are useful to investors, as a supplement to U.S. GAAP measures. In addition, AdaptHealth’s ability to incur additional indebtedness and make investments under its existing credit agreement is governed, in part, by its ability to satisfy tests based on a variation of Adjusted EBITDA.

AdaptHealth defines EBITDA as net income (loss) attributable to AdaptHealth Corp., plus net income (loss) attributable to noncontrolling interests, interest expense, net, income tax expense (benefit), and depreciation and amortization.

AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus loss on extinguishment of debt, equity‑based compensation expense, transaction costs, change in fair value of the contingent consideration common shares liability, change in fair value of the warrant liability, and other non-recurring items of expense or income.

AdaptHealth believes Adjusted EBITDA is useful to investors in evaluating AdaptHealth’s financial performance. AdaptHealth uses this metric as the profitability measure in its incentive compensation plans that have a profitability component and to evaluate acquisition opportunities, where it is most often used for purposes of contingent consideration arrangements.

EBITDA and Adjusted EBITDA should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of AdaptHealth’s liquidity.

The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021

Net income (loss) attributable to AdaptHealth Corp.	$41,750	$(3,966)
Income attributable to noncontrolling interest	480	324
Interest expense, net	24,776	22,185
Income tax expense (benefit)	5,603	(1,695)
Depreciation and amortization, including patient equipment depreciation	77,030	47,206
EBITDA	149,639	64,054
Loss on extinguishment of debt (a)	—	4,213
Equity-based compensation expense (b)	5,502	8,582
Transaction costs (c)	3,108	31,854
Change in fair value of contingent consideration common shares liability (d)	—	(1,965)
Change in fair value of warrant liability (e)	(26,717)	(3,168)
Other non-recurring expense, net (f)	6,112	605
Adjusted EBITDA	$137,644	$104,175

(a)	Represents write offs of unamortized deferred financing costs related to refinancing of debt.
(b)	Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(c)	Represents transaction costs and expenses related to other integration efforts related to acquisitions.
(d)	Represents a non-cash gain for the change in the estimated fair value of the contingent consideration common shares liability. Refer to Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2022 for additional discussion of such non-cash gain.

(e)	Represents a non-cash gain for the change in the estimated fair value of the warrant liability. Refer to Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2022 for additional discussion of such non-cash gain.

(f)	The 2022 period consists of a $4.5 million expense related to changes in AdaptHealth’s estimated TRA liability, $0.5 million of expenses associated with litigation claims, $0.4 million of expenses associated with lease terminations, a $0.8 million loss related to the write-off of an investment, offset by $0.1 million of net other non-recurring items of income. The 2021 period includes $0.9 million of severance expense and a $0.2 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition, offset by a gain of $0.5 million for the receipt of earnout proceeds in connection with an investment that was sold in 2020.

Liquidity and Capital Resources

AdaptHealth’s principal sources of liquidity are its operating cash flows, borrowings under its credit agreements and other debt arrangements, and proceeds from equity issuances. AdaptHealth has used these funds to meet its capital requirements, which primarily consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, acquisitions and debt service, and may in the future use these funds to fund share repurchases. AdaptHealth’s future capital expenditure requirements will depend on many factors, including its patient volume and revenue growth rates.

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

As of March 31, 2022, AdaptHealth had approximately $119.4 million of cash and cash equivalents. To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of $45.8 million, which were made available by CMS under the CARES Act. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact AdaptHealth’s cash receipts for services provided until such time all amounts have been recouped. During the three months ended March 31, 2022, CMS has recouped $5.2 million relating to the advance payments. As of March 31, 2022, AdaptHealth has deferred $7.5 million related to the CMS recoupable advance payments, which is included in other current liabilities in the consolidated balance sheets. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million. Subsequent to April 2020, AdaptHealth completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, AdaptHealth recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. As of December 31, 2021, the Company has recognized as grant income all of the PRF payments it has received or relating to liabilities assumed for PRF received from acquired companies, as it was determined that the Company has complied with the conditions associated with the grant. As such, there is no liability recorded in the Company’s interim consolidated financial statements relating to PRF as of March 31, 2022.

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

Also, as permitted under the CARES Act, AdaptHealth elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, AdaptHealth deferred $8.6 million under this provision. AdaptHealth paid $4.3 million on January 4, 2022 and the remaining balance of $4.3 million is expected to be paid shortly after December 31, 2022. As of March 31, 2022, $4.3 million is included in other current liabilities in the consolidated balance sheets.

At March 31, 2022, AdaptHealth had $780.0 million outstanding under its existing credit facility. In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement, which was subsequently amended in April 2021 (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of March 31, 2022, and the date of this filing, there were no outstanding borrowings under the 2021 Revolver. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a zero percent floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, AdaptHealth had working capital of $171.4 million and $170.2 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021

	(unaudited)
Net cash provided by operating activities	$66,451	$18,380
Net cash used in investing activities	(80,098)	(1,213,764)
Net cash (used in) provided by financing activities	(16,552)	1,227,559
Net (decrease) increase in cash and cash equivalents	(30,199)	32,175
Cash and cash equivalents at beginning of period	149,627	99,962
Cash and cash equivalents at end of period	$119,428	$132,137

Net cash provided by operating activities for the three months ended March 31, 2022 and 2021 was $66.5 million and $18.4 million, respectively, an increase of $48.1 million. The increase was the result of (1) a $45.9 million improvement in net income, (2) a net increase of $1.6 million in non-cash charges, primarily from depreciation and amortization, the change in the estimated fair value of the warrant liability, equity-based compensation expense, and write-off of unamortized deferred financing costs, (3) a $6.0 million change in deferred income tax expense, and (4) a net $5.4 million decrease resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $80.1 million and $1,213.8 million, respectively. The use of funds in 2022 consisted of $2.9 million for business acquisitions and $77.2 million for equipment and other fixed asset purchases, which has increased compared to the first quarter of 2021 due to acquisitions and partly to inflationary cost increases. The use of funds in 2021 consisted of $1,178.2 million for business acquisitions, primarily from the AeroCare acquisition, and $35.6 million for equipment and other fixed asset purchases.

Net cash used in financing activities for the three months ended March 31, 2022 was $16.6 million compared to net cash provided by financing activities of $1,227.6 million for the three months ended March 31, 2021. Net cash used in financing activities for the 2022 period consisted of repayments of $13.2 million on long-term debt and capital lease obligations, payments of $3.6 million for deferred purchase price in connection with acquisitions, and payments of $1.3 million for tax withholdings associated with equity-based compensation and stock option exercises, offset by proceeds of $0.8 million in connection with the employee stock purchase plan and proceeds of $0.7 million relating to stock option exercises. Net cash provided by financing activities for the 2021 period consisted of proceeds of $795.0 million from borrowings on long-term debt and lines of credit, proceeds of $500.0 million from the issuance of senior unsecured notes, proceeds of $278.9 million from the issuance of shares of Class A Common Stock in connection with a public underwritten offering, and proceeds of $0.3 million in connection with the employee stock purchase plan, offset by total repayments of $313.6 million on long-term debt and capital lease obligations, payments of $13.8 million for equity issuance costs, payments of $16.2 million for debt issuance costs, payments of $2.2 million for deferred purchase price in connection with acquisitions, and payments of $0.8 million for tax withholdings associated with equity-based compensation.

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

Critical accounting policies and significant estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and significant estimates in relation to its consolidated financial statements include those related to revenue recognition, accounts receivable, business combinations, and valuation of goodwill and long-lived assets. There have been no material changes in the Company’s critical accounting policies as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

Recently issued accounting pronouncements that may be relevant to the Company’s operations but have not yet been adopted are outlined in Note 1 (i), Recently Issued Accounting Pronouncements, to its interim consolidated financial statements included elsewhere in this report.

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

In connection with the Company’s acquisition of PPS HME Holdings LLC (PPS), in May 2018, the Company assumed a Corporate Integrity Agreement (CIA) at one of PPS’ subsidiaries, Braden Partners L.P. d/b/a Pacific Pulmonary Services (BP). The CIA was entered into with the Office of Inspector General of the U.S. Department of Health and Human Services (OIG). The CIA has a five-year term which expires as of April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG confirmed that the requirements of the CIA imposed upon BP would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition. On December 16, 2021, the OIG-HHS notified PPS that its report for the period ended March 31, 2021 had been accepted and PPS had satisfied its obligations under the CIA as of such date.

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

On June 28, 2019, Solara, which was acquired by the Company in July 2020, determined that an unauthorized third-party gained access to a limited number of employee email accounts beginning in April 2019, as a result of a phishing email campaign. Solara undertook a comprehensive review of the accounts to identify what personal information was stored within the accounts and to whom that information related. In connection with the incident, Solara notified potentially affected individuals and reported this incident to law enforcement and relevant state and federal regulators. Solara was a defendant in a class action regarding the incident in federal court. In October 2021, the parties tentatively agreed to a settlement for a payment of $5.1 million, which will be covered in full by insurance and an escrow established at the time of the Solara acquisition. On January 25, 2022, the plaintiffs filed a Motion for Preliminary Approval of the settlement, and on April 20, 2022, the Court approved the settlement. As of March 31, 2022, the Company recorded a liability of $5.1 million and a corresponding indemnification asset, which are included in other current liabilities and other current assets, respectively, in the accompanying consolidated balance sheets.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the “Complaint”). The Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that the Company and certain of its current and former officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. On October 14, 2021, the Delaware County Employees Retirement System and the Bucks County Employees Retirement System were named Lead Plaintiffs. Pursuant to the scheduling order, Lead Plaintiffs filed a consolidated complaint on November 22, 2021 (the “Consolidated Complaint”), which asserts substantially the same claim, but adds a number of current and former directors of the Company as additional defendants and a new theory of recovery based on the Company’s alleged failure to disclose information concerning the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity (the “Consolidated Class Action”). On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint. Lead Plaintiffs’ opposition to defendants’ motion was filed on March 21, 2022, and defendants’ reply was filed April 15, 2022. The Company intends to vigorously defend against the allegations contained in the Consolidated Complaint, but there can be no assurance that the defense will be successful.

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

On March 4, 2022, the parties stipulated to stay the Hessler action pending final resolution of the Consolidated Class Action. On March 7, 2022, the court so-ordered the parties’ stipulation.

The Company intends to vigorously defend against the allegations contained in the Derivative Complaint, but there can be no assurance that the defense will be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2021 Credit Facility. Our interest accrued on our debt borrowings is based on a variable rate which is tied to the Adjusted LIBOR Rate plus an applicable margin and therefore is exposed to changes in interest rates. As of March 31, 2022, there was $780.0 million outstanding under the 2021 Term Loan, $15.7 million outstanding under letters of credit, and additional availability under the 2021 Revolver, net of letters of credit outstanding, was $434.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as further described below in Management’s Report on Internal Control Over Financial Reporting.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, management identified material weaknesses in internal control over financial reporting relating to an insufficient complement of resources resulting in an ineffective risk assessment (the “Insufficient Complement of Resources, Risk Assessment and General Information Technology Material Weaknesses”). Our ineffective risk assessment resulted in material weaknesses from both lack of implementation and ineffectiveness of process level controls in substantially all processes that support our financial statements and reporting. The ineffective risk assessment also resulted in ineffective general information technology controls due to an incomplete understanding of the risks associated with information technology systems relevant to our financial reporting processes.

As previously disclosed in Part II, Item 9A of our Annual Reports on Form 10-K for the fiscal years ended December 31, 2021, 2020 and 2019, management identified a material weakness in internal control over financial reporting relating to the timeliness of our review controls over non-routine transactions (the “Non-routine Transaction Material Weakness”). Additionally, in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2020, as it relates to the Non-routine Transaction Material Weakness, we further identified that, specifically we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal years ended December 31, 2021 and 2020, management identified a material weakness in internal control over financial reporting relating to the accounts payable process, specifically relating to the maintenance and approvals of vendors and the invoice approval process (the “Accounts Payable Material Weakness”). The Company has not identified any fraud or loss relating to such material weakness.

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

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financing Reporting

With respect to the Insufficient Complement of Resources, Risk Assessment and General Information Technology Material Weaknesses, management is taking steps to remediate such material weaknesses, including (1) establishing an executive steering committee to monitor the remediation of the material weaknesses, (2) adding professionals to the executive team with expertise in process mapping and internal controls; (3) process mapping each business cycle to identify relevant process risk points, service and sub-service organizations, information technology systems and information, and designing and implementing responsive manual and automated controls, (4) engaging third-party consultants to assist management in this effort, and (5) implementing an enterprise resource planning system which went live in the first quarter of 2022, which has impacted a variety of processes and our review and approval of journal entries. While management has begun the remediation process, these material weaknesses cannot be considered remediated until the enhanced controls have been designed, implemented and operated effectively for a sufficient period of time.

With respect to the previously reported Non-routine Transaction Material Weakness, we have (1) implemented processes to improve our analysis, recording and disclosure of non-routine transactions and (2) while we still lack sufficient resources to effectively manage our overall system of internal control over financial reporting as described above, we have added experienced technical accounting resources to perform timely analysis and review of non-routine transactions.

With respect to the previously reported Accounts Payable Material Weakness, we have implemented additional processes and controls with respect to vendor masterfile changes in conjunction with the implementation of an enterprise accounts payable system.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Commitments and Contingencies”.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. In addition, our results of operations and financial condition may be adversely affected by the COVID-19 pandemic, which is discussed in greater detail in our Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
3.3

Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.1†*+	Employment and Non-Competition Agreement, dated as of January 1, 2013, by and between Aerocare Holdings, Inc. and Daniel C. Bunting.
10.2†*+	Employment and Non-Competition Agreement, dated as of April 21, 2014, by and between Aerocare Holdings, Inc. and Albert Prast.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104 ***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

AdaptHealth Corp.

May 10, 2022	By:	/s/ Stephen P. Griggs
Stephen P. Griggs
Chief Executive Officer and Director
(Principal Executive Officer)

May 10, 2022	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

May 10, 2022	By:	/s/ Frank Mullen
Frank Mullen
Chief Accounting Officer
(Principal Accounting Officer)