Form 10-Q
period 2022-06-30
AdaptHealth Corp.
filed 2022-08-09
CIK 1725255

March 31,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 134,502,471 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$118,809	$149,627
Accounts receivable	355,345	359,896
Inventory	102,675	123,095
Prepaid and other current assets	28,387	37,440
Total current assets	605,216	670,058
Equipment and other fixed assets, net	454,773	398,577
Operating lease right-of-use assets	135,748	147,760
Goodwill	3,515,612	3,512,567
Identifiable intangible assets, net	182,771	202,231
Other assets	15,674	15,098
Deferred tax assets	292,218	304,193
Total Assets	$5,202,012	$5,250,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$314,973	$358,384
Current portion of finance lease obligations	4,347	15,446
Current portion of operating lease obligations	29,597	31,418
Current portion of long-term debt	25,000	20,000
Contract liabilities	31,411	31,370
Other liabilities	30,128	43,194
Total current liabilities	435,456	499,812
Long-term debt, less current portion	2,170,909	2,183,552
Operating lease obligations, less current portion	110,093	120,180
Other long-term liabilities	309,101	322,487
Warrant liability	38,760	57,764
Total Liabilities	3,064,319	3,183,795
Commitments and contingencies (note 14)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 134,424,608 and 133,843,732 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 and 124,060 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Treasury stock, at cost (199,418 shares)	(3,375)	—
Additional paid-in capital	2,118,578	2,107,267
Retained earnings (Accumulated deficit)	12,761	(43,021)
Accumulated other comprehensive income (loss)	5,237	(2,354)
Total stockholders' equity attributable to AdaptHealth Corp.	2,133,215	2,061,906
Noncontrolling interests in subsidiaries	4,478	4,783
Total Stockholders' Equity	2,137,693	2,066,689
Total Liabilities and Stockholders' Equity	$5,202,012	$5,250,484

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$727,614	$617,017	$1,433,817	$1,099,136
Costs and expenses:
Cost of net revenue	610,011	490,720	1,207,133	887,418
General and administrative expenses	42,548	42,946	83,992	99,578
Depreciation and amortization, excluding patient equipment depreciation	15,877	17,944	31,962	31,324
Total costs and expenses	668,436	551,610	1,323,087	1,018,320
Operating income	59,178	65,407	110,730	80,816
Interest expense, net	25,608	23,147	50,384	45,332
Change in fair value of warrant liability (note 10)	8,208	(37,454)	(18,509)	(40,622)
Change in fair value of contingent consideration common shares liability (note 10)	—	(22,079)	—	(24,044)
Loss on extinguishment of debt	—	7,736	—	11,949
Other loss, net	1,262	1,669	6,922	1,150
Income before income taxes	24,100	92,388	71,933	87,051
Income tax expense	8,853	12,330	14,456	10,635
Net income	15,247	80,058	57,477	76,416
Income attributable to noncontrolling interest	1,215	951	1,695	1,275
Net income attributable to AdaptHealth Corp.	$14,032	$79,107	$55,782	$75,141

Weighted average common shares outstanding - basic	134,332	129,664	134,178	120,438
Weighted average common shares outstanding - diluted	137,015	136,582	138,335	127,720

Basic net income per share (1)	$0.10	$0.56	$0.38	$0.56
Diluted net income per share (1)	$0.09	$0.12	$0.24	$0.06

(1)	See Note 11, Earnings Per Share, to the unaudited interim consolidated financial statements for the calculations of basic and diluted net income per share.

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$15,247	$80,058	$57,477	$76,416
Other comprehensive income:
Interest rate swap agreements, inclusive of reclassification adjustment	1,593	664	7,591	2,540
Comprehensive income	16,840	80,722	65,068	78,956

Income attributable to noncontrolling interest	1,215	951	1,695	1,275
Comprehensive income attributable to AdaptHealth Corp.	$15,625	$79,771	$63,373	$77,681

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
							Additional	Retained Earnings	other	Noncontrolling
	Common Stock		Preferred Stock		Treasury Stock		paid-in	(Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit)	income (loss)	subsidiaries	Total
Balance, December 31, 2021	133,844	$13	124	$1	—	$—	$2,107,267	$(43,021)	$(2,354)	$4,783	$2,066,689
Equity-based compensation	187	—	—	—	—	—	5,502	—	—	—	5,502
Exercise of stock options	184	—	—	—	—	—	723	—	—	—	723
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(1,269)	—	—	—	(1,269)
Common Stock issued in connection with employee stock purchase plan	31	—	—	—	—	—	753	—	—	—	753
Net income	—	—	—	—	—	—	—	41,750	—	480	42,230
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	5,998	—	5,998
Balance, March 31, 2022	134,246	$13	124	$1	—	$—	$2,112,976	$(1,271)	$3,644	$5,263	$2,120,626
Equity-based compensation	117	—	—	—	—	—	5,720	—	—	—	5,720
Cashless exercise of stock options	43	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(613)	—	—	—	(613)
Shares purchased under share repurchase program	—	—	—	—	199	(3,375)	—	—	—	—	(3,375)
Reclassification of warrant liability to equity for exercised warrants	19	—	—	—	—	—	495	—	—	—	495
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	—	—	—	—	14,032	—	1,215	15,247
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	1,593	—	1,593
Balance, June 30, 2022	134,425	$13	124	$1	199	$(3,375)	$2,118,578	$12,761	$5,237	$4,478	$2,137,693

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

(IN THOUSANDS)

(UNAUDITED)

										Accumulated
								Additional		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock			paid-in	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares		Amount	capital	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2020	76,458	$8	13,219	$1	164		$1	$558,486	$(199,196)	$(4,411)	$(74,044)	$280,845
Issuance of Class A Common Stock for acquisitions	14,092	2	—	—	—		—	564,986	—	—	—	564,988
Issuance of Series C Preferred Stock for an acquisition	—	—	—	—	130		—	523,856	—	—	—	523,856
Issuance of stock options for an acquisition	—	—	—	—	—		—	134,683	—	—	—	134,683
Exchange of Class B Common Stock for Class A Common Stock	13,219	1	(13,219)	(1)	—		—	(77,919)	—	—	77,919	—
Equity-based compensation	172	—	—	—	—		—	8,582	—	—	—	8,582
Cashless exercise of stock options	9	—	—	—	—		—	—	—	—	—	—
Issuance of Class A Common Stock, net of offering costs of $13,832	8,450	1	—	—	—		—	265,017	—	—	—	265,018
Conversion of Series B-1 Preferred Stock to Class A Common Stock	3,950	—	—	—	(40)		—	—	—	—	—	—
Conversion of Series C-1 Preferred Stock to Class A Common Stock	13,047	1	—	—	(130)		—	(1)	—	—	—	—
Class A Common Stock issued in connection with employee stock purchase plan	8	—	—	—	—		—	314	—	—	—	314
Net income (loss)	—	—	—	—	—		—	—	(3,966)	—	324	(3,642)
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—		—	16,768	—	—	—	16,768
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—		—	—	—	1,876	—	1,876
Other	(19)	—	—	—	—		—	(810)	—	—	—	(810)
Balance, March 31, 2021	129,386	$13	—	$—	124		$1	$1,993,962	$(203,162)	$(2,535)	$4,199	$1,792,478
Issuance of Class A Common Stock for acquisitions	441	—	—	—	—	—	—	12,166	—	—	—	12,166
Equity-based compensation	37	—	—	—	—	—	—	7,447	—	—	—	7,447
Exercise of stock options	200	—	—	—	—	—	—	2,300	—	—	—	2,300
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(1,070)	(1,070)
Net income	—	—	—	—	—	—	—	—	79,107	—	951	80,058
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	664	—	664
Balance, June 30, 2021	130,064	$13	—	$—	124		$1	$2,015,875	$(124,055)	$(1,871)	$4,080	$1,894,043

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$57,477	$76,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	156,504	110,999
Equity-based compensation	11,222	16,029
Change in fair value of warrant liability	(18,509)	(40,622)
Change in fair value of contingent consideration common shares liability	—	(24,044)
Reduction in the carrying amount of operating lease right-of-use assets	9,530	15,368
Deferred income tax expense	11,975	6,544
Change in fair value of interest rate swaps, net of reclassification adjustment	(1,460)	(1,443)
Amortization of deferred financing costs	2,617	2,306
Write-off of deferred financing costs	—	3,495
Loss on extinguishment of debt from prepayment penalty	—	8,454
Other	(2,262)	428
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,027	(4,608)
Inventory	18,807	15,841
Prepaid and other assets	10,406	8,678
Operating lease obligations	(9,452)	(15,016)
Operating liabilities	(83,958)	(31,201)
Net cash provided by operating activities	169,924	147,624
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(15,324)	(1,292,631)
Purchases of equipment and other fixed assets	(154,340)	(79,396)
Payments for cost method investments	(367)	—
Net cash used in investing activities	(170,031)	(1,372,027)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	—	1,070,000
Repayments on long-term debt and lines of credit	(10,000)	(470,521)
Repayments of finance lease obligations	(12,547)	(19,767)
Payments for shares purchased under share repurchase program	(3,375)	—
Proceeds from the exercise of stock options	723	2,300
Proceeds received in connection with employee stock purchase plan	753	314
Proceeds from the issuance of senior unsecured notes	—	500,000
Proceeds from the issuance of Class A Common Stock	—	278,850
Payments for equity issuance costs	—	(13,832)
Payments of deferred financing costs	—	(18,039)
Payments for tax withholdings from restricted stock vesting and stock option exercises	(1,882)	(810)
Payments of contingent consideration and deferred purchase price from acquisitions	(2,383)	(16,341)
Distributions to noncontrolling interests	(2,000)	(1,070)
Payments for debt prepayment penalties	—	(8,454)
Net cash (used in) provided by financing activities	(30,711)	1,302,630
Net (decrease) increase in cash and cash equivalents	(30,818)	78,227
Cash and cash equivalents at beginning of period	149,627	99,962
Cash and cash equivalents at end of period	$118,809	$178,189
Supplemental disclosures:
Cash paid for interest	$50,503	$30,382
Cash paid for income taxes	9,828	13,756
Noncash investing and financing activities:
Equipment acquired under finance lease obligations	$1,335	$18,644
Unpaid equipment and other fixed asset purchases at end of period	37,704	20,114
Assets subject to operating lease obligations	4,582	16,710
Operating lease obligations	(4,582)	(16,710)
Equity consideration issued in connection with acquisitions	—	1,235,693
Contingent purchase price in connection with acquisitions	—	1,000
Deferred purchase price in connection with acquisitions	422	983

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

(e)          Valuation of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made in recent years. Goodwill is not amortized and is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and declines in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. During the three months ended March 31, 2022, the Company experienced a decline in its market capitalization as a result of a decline in the Company’s stock price. The Company considered such decline to represent a triggering event requiring management to perform a quantitative goodwill impairment assessment as of March 31, 2022. No such decline in market capitalization occurred during the three months ended June 30, 2022 and no triggering events were identified in the qualitative assessment performed as of June 30, 2022. Refer to note 5, Goodwill and Identifiable Intangible Assets, for additional details.

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

The Company did not incur any impairment charges on long-lived assets for the three and six months ended June 30, 2022 and 2021.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

The composition of net revenue by payor type for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Insurance	$436,179	$371,869	$857,069	$661,879
Government	196,338	177,323	377,988	311,053
Patient pay	95,097	67,825	198,760	126,204
Net revenue	$727,614	$617,017	$1,433,817	$1,099,136

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

The composition of net revenue by core service lines for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales revenue:
Sleep	$194,693	$163,331	$387,028	$292,013
Diabetes	162,259	123,314	313,618	218,331
Supplies to the home	43,881	42,675	83,746	84,038
Respiratory	7,891	13,154	16,036	18,775
HME	31,102	30,360	61,953	54,516
Other	52,828	27,763	106,228	50,189
Total net sales revenue	$492,654	$400,597	$968,609	$717,862

Net revenue from fixed monthly equipment reimbursements:
Sleep	$65,661	$66,335	$123,599	$114,444
Diabetes	4,034	3,216	7,980	6,069
Respiratory	128,865	111,528	261,445	194,982
HME	25,547	24,431	51,272	44,811
Other	10,853	10,910	20,912	20,968
Total net revenue from fixed monthly equipment reimbursements	$234,960	$216,420	$465,208	$381,274

Total net revenue:
Sleep	$260,354	$229,666	$510,627	$406,457
Diabetes	166,293	126,530	321,598	224,400
Supplies to the home	43,881	42,675	83,746	84,038
Respiratory	136,756	124,682	277,481	213,757
HME	56,649	54,791	113,225	99,327
Other	63,681	38,673	127,140	71,157
Total net revenue	$727,614	$617,017	$1,433,817	$1,099,136

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, the Company increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by the Centers for Medicare & Medicaid Services (CMS) under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, the Company assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact the Company’s cash receipts for services provided until such time all amounts have been recouped. During the three and six months ended June 30, 2022, CMS recouped $3.9 million and $9.1 million, respectively, of the advance payments. During the three months ended June 30, 2021, CMS recouped $15.9 million of the advance payments. As of June 30, 2022, the remaining amount of the CMS advance payments that had not yet been recouped was $3.7 million, which is included in other current liabilities in the consolidated balance sheets. The Company expects this amount to be fully recouped or repaid to CMS during the remainder of 2022.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of June 30, 2022 and December 31, 2021, the Company’s unbilled accounts receivable was $22.4 million and $23.8 million, respectively.

(3)          Acquisitions

During the six months ended June 30, 2022 and 2021, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the six months ended June 30, 2022 is not expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as final analysis of valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized. Also, see subsection, “Pro forma information” of this Note 3 for pro forma information on net revenue and operating income.

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company acquired 100% of the equity interests of two providers of HME and acquired certain assets of the home medical equipment businesses of four providers of HME.

The following table summarizes the consideration paid at closing for all acquisitions during the six months ended June 30, 2022 (in thousands):

Cash	$16,377
Deferred payments	422
Total	$16,799

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

Cash	$155
Accounts receivable	2,476
Inventory	797
Prepaid and other current assets	3
Equipment and other fixed assets	11,219
Goodwill	4,591
Identifiable intangible assets	500
Accounts payable and accrued expenses	(2,942)
Net assets acquired	$16,799

During the six months ended June 30, 2022, the Company received net cash of $0.9 million relating to working capital and other adjustments associated with businesses that were acquired during 2021, which was recorded as a decrease to goodwill during the period.

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

On April 30, 2021, the Company acquired 100% of the equity interests of Spiro Health Services, LLC (Spiro). Spiro is a provider of home medical equipment and supplies. The total consideration paid at closing consisted of (i) a cash payment of $66.1 million, (ii) the issuance of 244,641 shares of the Company’s Class A Common Stock, and (iii) a potential contingent consideration payment of up to $1.0 million, which was determined to be the fair value at the acquisition date and such amount was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting.

On June 1, 2021, the Company acquired 100% of the equity interests of Healthy Living Medical Supply, LLC (Healthy Living). Healthy Living is a provider of continuous glucose monitors and insulin pumps. The total consideration paid at closing consisted of a cash payment of $47.0 million and the issuance of 196,779 shares of the Company’s Class A Common Stock.

In addition, during the six months ended June 30, 2021, the Company acquired 100% of the equity interests of five providers of HME and acquired certain assets of the home medical equipment businesses of two providers of HME.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the consideration paid at closing for all acquisitions during the six months ended June 30, 2021 (in thousands):

	AeroCare	Spiro	Healthy Living	Other	Total
Cash	$1,148,695	$66,101	$47,048	$63,289	$1,325,133
Equity	1,220,342	7,109	5,057	3,185	1,235,693
Contingent consideration		1,000	—	—	1,000
Deferred payments	—	—	—	983	983
Total	$2,369,037	$74,210	$52,105	$67,457	$2,562,809

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the six months ended June 30, 2021 was allocated as follows during that period (in thousands):

	AeroCare	Spiro	Healthy Living	Other	Total
Cash	$27,686	$2,132	$580	$1,546	$31,944
Accounts receivable	75,916	7,323	7,471	6,813	97,523
Inventory	27,612	4,939	2,948	4,026	39,525
Prepaid and other current assets	3,522	152	254	900	4,828
Equipment and other fixed assets	163,465	2,148	1,477	12,671	179,761
Goodwill	2,103,464	63,762	41,679	46,085	2,254,990
Identifiable intangible assets	138,200	1,000	1,300	1,500	142,000
Other assets	1,178	16	—	—	1,194
Deferred tax liabilities	(63,713)	—	—	491	(63,222)
Accounts payable and accrued expenses	(82,722)	(5,067)	(3,604)	(4,932)	(96,325)
Contract liabilities	(14,495)	—	—	(88)	(14,583)
Other current liabilities	(10,021)	—	—	(1,555)	(11,576)
Other long-term liabilities	(1,055)	—	—	—	(1,055)
Capital lease obligations	—	(2,195)	—	—	(2,195)
Net assets acquired	$2,369,037	$74,210	$52,105	$67,457	$2,562,809

The Company finalized the valuations of the fair values of the net assets acquired for these acquisitions during the remainder of 2021.

During the six months ended June 30, 2021, the Company received net cash of $0.6 million relating to working capital and other adjustments associated with businesses that were acquired during 2020, which was recorded as a decrease to goodwill during the period.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

(in thousands) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$727,614	$730,187	$1,438,817	$1,417,618
Operating income	$59,176	$77,925	$110,665	$114,421

Results of Businesses Acquired

The following table presents the amount of net revenue and operating income in the period of acquisition since the respective acquisition dates for the acquisitions described above that is included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$5,568	$248,209	$5,702	$390,856
Operating income	$357	$37,306	$392	$57,689

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Patient medical equipment	$636,690	$533,760
Delivery vehicles	43,202	36,213
Other	88,646	50,208
	768,538	620,181
Less accumulated depreciation	(313,765)	(221,604)
	$454,773	$398,577

For the three months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $69.4 million and $49.9 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $136.5 million and $86.8 million, respectively.

(5)          Goodwill and Identifiable Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the six months ended June 30, 2022 was as follows (in thousands):

Gross carrying
amount
Balance at December 31, 2021	$3,512,567
Goodwill from acquisitions	4,591
Net cash receipts relating to prior acquisitions	(898)
Net reduction	(648)
Balance at June 30, 2022	$3,515,612

Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the identification of a triggering event. Triggering events potentially warranting an interim goodwill impairment

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

assessment include, among other factors, declines in historical or projected revenue, operating results or cash flows, and declines in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital. During the three months ended March 31, 2022, the Company experienced a decline in its market capitalization as a result of a decline in the Company’s stock price. The Company considered such decline to represent a triggering event requiring management to perform a quantitative goodwill impairment assessment as of March 31, 2022. Based on the results of the quantitative goodwill impairment assessment, it was concluded that the estimated fair value of the Company’s reporting unit was greater than its carrying value, as such, the Company did not record a goodwill impairment charge during the three months ended March 31, 2022. No such decline in market capitalization occurred during the three months ended June 30, 2022 and no triggering events were identified in the qualitative assessment performed as of June 30, 2022. The Company did not record a goodwill impairment charge during the three and six months ended June 30, 2021. Subsequent to June 30, 2022, the Company has not experienced a decline in its market capitalization, however, if the Company were to experience a decline for a sustained period of time, the Company may be required to perform a quantitative goodwill impairment assessment at an interim period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.

As discussed in Note 3, Acquisitions, during the six months ended June 30, 2022, the Company received net cash of $0.9 million relating to working capital and other adjustments associated with businesses that were acquired during 2021, which was recorded as a decrease to goodwill during the period.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $19,090	$93,710	8.0
Payor contracts, net of accumulated amortization of $15,916	66,084	8.1
Contractual rental agreements, net of accumulated amortization of $35,003	19,197	1.3
Developed technology, net of accumulated amortization of $2,520	3,780	3.0
Identifiable intangible assets, net	$182,771

	December 31, 2021
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $12,705	$99,595	8.4
Payor contracts, net of accumulated amortization of $11,816	70,184	8.6
Contractual rental agreements, net of accumulated amortization of $26,158	28,042	1.8
Developed technology, net of accumulated amortization of $1,890	4,410	3.5
Identifiable intangible assets, net	$202,231

Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $10.0 million and $20.0 million for the three and six months ended June 30, 2022, respectively. Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $13.9 million and $24.2 million for the three and six months ended June 30, 2021, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending June 30,
2023	$39,996
2024	23,753
2025	22,217
2026	20,120
2027	13,899
Thereafter	62,786
Total	$182,771

The Company recorded no impairment charges related to identifiable intangible assets during the six months ended June 30, 2022 and 2021.

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

The following table presents the valuation of the Company’s financial assets and liabilities as of June 30, 2022 and December 31, 2021 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of June 30, 2022 and December 31, 2021. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

(in thousands)	Level 1	Level 2	Level 3
June 30, 2022
Assets
Money market accounts	$12	$—	$—
Interest rate swap agreements-short term	—	1,537	—
Interest rate swap agreements-long term	—	1,115	—
Total assets measured at fair value	$12	$2,652	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$16,288
Acquisition-related contingent consideration-long term	—	—	1,000
Interest rate swap agreements-short term	—	28	—
Interest rate swap agreements-long term	—	1,030	—
Warrant liability	—	—	38,760
Total liabilities measured at fair value	$—	$1,058	$56,048

(in thousands)	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money market accounts	$14	$—	$—
Total assets measured at fair value	$14	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$13,500
Acquisition-related contingent consideration-long term	—	—	6,800
Interest rate swap agreements-short term	—	5,098	—
Interest rate swap agreements-long term	—	2,359	—
Warrant liability	—	—	57,764
Total liabilities measured at fair value	$—	$7,457	$78,064

Interest Rate Swaps

The Company uses interest rate swap agreements to manage interest rate risk by converting a portion of its variable rate borrowings to a fixed rate and recognizes these derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the Company’s interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of FASB ASC Topic 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2022 and December 31, 2021 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

Acquisition-Related Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income in the Company’s consolidated statements of operations. At June 30, 2022, contingent consideration liabilities of $16.3 million and $1.0 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2021, contingent consideration liabilities of $13.5 million and $6.8 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the six months ended June 30, 2022 and 2021 is as follows (in thousands):

Six Months Ended June 30, 2022	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$20,300	$—	$(3,250)	$238	$—	$17,288

Six Months Ended June 30, 2021
Contingent consideration - Level 3 liabilities	$33,540	$1,000	$(13,396)	$255	$173	$21,572

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

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents the Company’s hierarchy for non-financial assets measured at fair value on a non-recurring basis (in thousands):

	June 30,	December 31,
	2022	2021
Assets:
Goodwill (Level 3)	$3,515,612	$3,512,567
Identifiable intangible assets, net (Level 3)	$182,771	$202,231

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

(7)          Derivative Instruments and Hedging Activities

The Company records all derivatives on its consolidated balance sheet at fair value. As of June 30, 2022 and December 31, 2021, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional amount associated with interest rate swap agreements that were outstanding as of June 30, 2022 and December 31, 2021was $250 million and have maturity dates in February 2023 and March 2024. In April 2022, the Company entered into additional forward-dated interest rate swap agreements with third parties in which the Company will pay a fixed interest rate and receive a rate equal to the one month-LIBOR. The purpose of these forward-dated interest rate swap agreements is to ensure that the Company operates within its derivatives policy by maintaining a total notional amount of $250 million under the Company’s outstanding interest rate swap agreements through the maturity date of the Company’s current credit agreement. These forward-dated interest rate swap agreements become effective in February 2023 and March 2024 and mature in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021

Balance Sheet Location	Asset (Liability)
Other current assets	$1,537	$—
Other long-term assets	1,115	—
Other current liabilities	(28)	(5,098)
Other long-term liabilities	(1,030)	(2,359)
Total	$1,594	$(7,457)

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

During the three months ended June 30, 2022 and 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $2.3 million and $1.4 million, respectively, in other comprehensive income. In addition, during the three months ended June 30, 2022 and 2021, $0.7 million and $0.7 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the six months ended June 30, 2022 and 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $9.0 million and $4.0 million, respectively, in other comprehensive income. In addition, during the six months ended June 30, 2022 and 2021, $1.4 million and $1.4 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.

(8)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accounts payable	$198,411	$248,027
Employee-related accruals	28,857	34,370
Accrued interest	28,842	30,103
Other	58,863	45,884
Total	$314,973	$358,384

(9)          Debt

The following is a summary of long term-debt as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Secured term loans	$775,000	$785,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(29,091)	(31,448)
	2,195,909	2,203,552
Current portion	(25,000)	(20,000)
Long-term portion	$2,170,909	$2,183,552

On January 20, 2021, the Company refinanced its then existing debt borrowings and entered into a new credit agreement with its existing bank group, which was amended in April 2021 (the 2021 Credit Agreement). The 2021 Credit Agreement included borrowings of $800 million under a term loan (the 2021 Term Loan), and $450 million in commitments for revolving credit loans (the 2021 Revolver). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare, to repay amounts outstanding under the Company’s then existing credit agreement of $301.9 million plus accrued interest, to repay amounts outstanding under revolving credit loans under the 2021 Credit Agreement which were borrowed prior to the April 2021 amendment, and to pay related fees and expenses. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a zero percent floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio. On August 16, 2021, the Company amended the 2021 Credit Agreement to expressly permit the issuance of the 5.125% Senior Notes (see discussion below) and the prepayment of the outstanding principal amount under a then existing promissory note with the proceeds of the 5.125% Senior Notes. In connection with the 2021 Credit Agreement, the Company paid financing costs of $7.6 million. Further, in connection with executing the 2021 Credit Agreement, the Company recognized a loss on debt extinguishment of $2.1 million consisting of the write off unamortized deferred financing costs related to the Company’s then existing credit agreement and other lender fees, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the six months ended June 30, 2021. During the three months ended March 31, 2021, the Company recognized a loss on debt extinguishment of $4.2 million in connection with the 2021 Credit Agreement, which was reflected in loss on extinguishment of debt in the Company’s consolidated statement of operations in such period. During the three months ended June 30, 2021, the Company corrected an error that was identified relating to the accounting for the loss on extinguishment of debt recognized during the three months ended March 31, 2021. As a result of this correction, the Company reversed $2.1 million of the loss on extinguishment of debt recognized in the three months ended March 31, 2021, which was reflected as a reduction to the loss on extinguishment of debt recognized during the three months ended June 30, 2021. The impact of such correction was not considered material to the Company’s unaudited consolidated financial statements for the three months ended March 31, 2021 and the three and six months ended June 30, 2021.

Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. The Company was in compliance with all debt covenants as of June 30, 2022.

Secured Term Loans

The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. At June 30, 2022 and December 31, 2021, there was $775 million and $785 million, respectively, outstanding under the 2021 Term Loan. The interest rate under the 2021 Term Loan was 3.06% at June 30, 2022.

Revolving Credit Facility

During the six months ended June 30, 2022, the Company had no borrowings under the 2021 Revolver, and there was $0 outstanding under the 2021 Revolver at June 30, 2022. During the six months ended June 30, 2021, the Company borrowed $270.0 million under revolving credit loans pursuant to the 2021 Credit Agreement. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. At June 30, 2022, after consideration of stand-by letters of credit outstanding of $17.4 million, the remaining maximum borrowings available pursuant to the 2021 Revolver was $432.6 million.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Note Payable

In March 2019, the Company signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, the Company issued a promissory note with a principal amount of $100 million (the Promissory Note). In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. In June 2021, the Company repaid $71.8 million of the outstanding principal balance under the New Promissory Note. In connection with such repayment, the Company paid a debt prepayment penalty of $8.5 million, reflecting the previously disclosed 10% prepayment penalty plus an incremental amount negotiated as part of the prepayment transaction. In addition, the Company wrote off $1.4 million of unamortized deferred financing costs relating to the principal balance that was repaid. The prepayment penalty and the write-off of the unamortized deferred financing costs are included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the three and six months ended June 30, 2021. In August 2021, the Company repaid the remaining outstanding principal balance of $71.7 million under the New Promissory Note. The outstanding principal balance under the New Promissory Note bore interest at 12%.

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

Following the Closing of the Business Combination, AdaptHealth Corp. owned 56% of the combined company with the remaining 44% owned by the former owners of AdaptHealth Holdings in the form of common units representing limited liability company interests in AdaptHealth Holdings from and after the Closing of the Business Combination (New AdaptHealth Units). The former owners of AdaptHealth Holdings held New AdaptHealth Units and a corresponding number of non-economic Class B Common stock, which enabled the holder to one vote per share, and were exchangeable on a one-to-one basis for shares of Class A Common Stock. Subsequent to the Business Combination, all of the common unit interests of AdaptHealth Holdings and a corresponding number of shares of Class B Common Stock were exchanged for shares of Class A Common Stock, of which the final 13,218,758 of the exchanges occurred on January 1, 2021. As a result, the prior holders of the common unit interests of AdaptHealth Holdings no longer own a direct noncontrolling economic interest in AdaptHealth Holdings. In connection with the January 2021 exchanges, the Company recorded a decrease to the noncontrolling interest of $77.9 million in the accompanying consolidated statements of stockholders’ equity.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

Preferred Stock

In June 2020, the Company entered into an exchange agreement (the Exchange Agreement) with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105.47 shares of Series B-1 Preferred Stock, par value $0.0001 per share. The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Common Stock in all cash dividends paid on the Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that following such conversion, the number of shares of Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Common Stock of the Company. During the six months ended June 30, 2021, 39,500 shares of Series B-1 Preferred Stock were converted into 3,950,000 shares of Common Stock. There were no such conversions during the six months ended June 30, 2022.

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

Treasury Stock

On May 9, 2022, the Company’s board of directors authorized a share repurchase program for up to $200 million of the Company’s Common Stock through December 31, 2022 (the Share Repurchase Program). The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Shares of the Company’s Common Stock may be purchased from time to time on the open market, through privately negotiated transactions or otherwise. Purchases of the Company’s Common Stock may be started or stopped at any time without prior notice depending on market conditions and other factors. During the three months ended June 30, 2022, the Company purchased 199,418 shares of the Company’s Common Stock for $3.4 million under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders’ equity.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Warrants

At the Closing of the Business Combination, the Company had 12,666,666 warrants outstanding. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of Common Stock at a price below its exercise price. During the six months ended June 30, 2022, 52,785 warrants were exercised in a cashless transaction resulting in the issuance of 18,667 shares of Common Stock. There were no warrants exercised during the six months ended June 30, 2021. As of June 30, 2022, the Company had 4,003,642 warrants outstanding, which have an expiration date of November 20, 2024.

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

A reconciliation of the changes in the warrant liability during the six months ended June 30, 2022 and 2021 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2021	$57,764
Change in estimated fair value of the warrant liability	(18,509)
Reclassification of warrant liability to equity for exercised warrants	(495)
Estimated fair value of warrant liability at June 30, 2022	$38,760

Estimated fair value of warrant liability at December 31, 2020	$113,905
Change in estimated fair value of the warrant liability	(40,622)
Estimated fair value of warrant liability at June 30, 2021	$73,283

Contingent Consideration Common Shares

Pursuant to the Merger Agreement, the former owners of AdaptHealth Holdings who received Class A Common Stock and Class B Common Stock in connection with the Business Combination are entitled to receive earn-out consideration to be paid in the form of Common Stock, if the average price of the Company’s Common Stock for the month of December prior to each measurement date equals or exceeds certain hurdles set forth in the Merger Agreement (Contingent Consideration Common Shares). The former owners of AdaptHealth Holdings were entitled to receive 1,000,000 shares of Common Stock on each of December 31, 2021 and 2020 based on an average stock price hurdle of $18 and $15, respectively. The average stock price of the Company’s Common Stock was greater than these hurdles for the applicable measurement periods as of the December 31, 2021 and 2020 measurement dates, which triggered the issuance of 1,000,000 shares of Common Stock on such dates. In addition, the former owners of AdaptHealth Holdings are entitled to receive an additional 1,000,000 shares of Common Stock on December 31, 2022 if the average stock price of the Company’s Common Stock equals or exceeds $22 during the month of December 2022.

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

A reconciliation of the changes in the contingent consideration common shares liability during the six months ended June 30, 2021 was as follows (in thousands):

Estimated fair value of contingent consideration common shares liability at December 31, 2020	$70,477
Change in estimated fair value of the contingent consideration common shares liability	(24,044)
Estimated fair value of contingent consideration common shares liability at June 30, 2021	$46,433

Equity-based Compensation

In connection with the Company’s 2019 Stock Incentive Plan (the 2019 Plan), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. At June 30, 2022, the 2019 Plan permits the grant of up to 10,000,000 shares of Common Stock, subject to certain adjustments and limitations. At June 30, 2022, 2,166,178 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Stock Options

There were no stock options granted during the six months ended June 30, 2022. The following table provides the activity regarding the Company’s outstanding stock options during the six months ended June 30, 2022 that were granted in connection with the 2019 Plan (in thousands, except per share data):

		Weighted-Average
		Grant Date	Weighted-Average	Weighted-Average
	Number of	Fair Value	Exercise Price	Remaining
	Options	per Share	per Share	Contractual Term
Outstanding, December 31, 2021	2,219	$3.75	$19.36
Activity - none	—
Outstanding, June 30, 2022	2,219	$3.75	$19.36	6.6 Years

The following table provides the activity for all outstanding stock options during the six months ended June 30, 2022 (in thousands, except per share data):

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining
	Options	per Share	Contractual Term
Outstanding, December 31, 2021	5,766	$11.26
Exercised	(374)	$6.17
Outstanding, June 30, 2022	5,392	$11.62	6.0 Years

During the six months ended June 30, 2022, 115,732 stock options were exercised resulting in $0.7 million of cash proceeds received by the Company and the issuance of 115,732 shares of the Company’s Common Stock. Also, during the three and six months ended June 30, 2022, 90,632 and 258,352 stock options were exercised on a cashless basis resulting in the issuance of 42,617 and 111,071 shares of the Company’s Common Stock, respectively.

Restricted Stock

During the six months ended June 30, 2022, the Company granted 127,322 shares of restricted stock to various employees which vest ratably over the three or four-year periods following the vesting commencement date (which is generally the grant date), subject to the employees’ continuous employment through the applicable vesting date, and if applicable, subject to certain performance conditions. The grant-date fair value of these awards was $2.4 million. During the three months ended June 30, 2022, the Company granted 81,347 shares of restricted stock to its non-employee directors, which vest approximately one year following the grant date. The grant-date fair value of these awards was $1.5 million.

During the six months ended June 30, 2022, the Company granted 317,554 shares of restricted stock units to senior executive management of the Company. These awards vest ratably over the three-year period following the grant date, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $5.7 million. In addition, during the six months ended June 30, 2022, the Company granted 317,554 shares of performance-vested restricted stock units (Performance RSUs) to senior executive management of the Company. The Performance RSUs will vest on the third anniversary of the grant date subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return (Relative TSR) performance versus the Company’s defined peer group (the Peer Group), and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $8.7

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):

●	Less than 25th Percentile – No payout
●	Greater than or equal to 25th Percentile – 50% of Performance RSUs
●	Equal to 50th Percentile – 100% of Performance RSUs
●	Greater than or equal to 75th Percentile – 200% of Performance RSUs

Activity related to the Company’s non-vested restricted stock grants for the six months ended June 30, 2022 is presented below (in thousands, except per share data):

	Number of Shares of	Weighted-Average Grant Date
	Restricted Stock	Fair Value per Share
Non-vested balance, December 31, 2021	2,195	$19.58
Granted	844	$21.62
Vested	(350)	$25.05
Forfeited	(52)	$21.94
Non-vested balance, June 30, 2022	2,637	$22.71

Incentive Units

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) to certain members of management. The 2019 Incentive Units were intended to constitute profits interests and were granted for purposes of enabling such individuals to participate in the long-term growth and financial success of the Company and were issued in exchange for services to be performed. The grant date fair value of the 2019 Incentive Units, as calculated under an Option Pricing Method, was $4.5 million. With respect to the 2019 Incentive Units, 50% of the awards were scheduled to vest in equal annual installments on each of the first four anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The first 25% of this portion of the 2019 Incentive Units vested in May 2020, and in January 2021, the vesting of the remaining unvested units associated with this portion of the 2019 Incentive Units was accelerated. The Company recorded $1.5 million of equity-based compensation expense during the six months ended June 30, 2021 in connection with such acceleration. The remaining 50% of the awards had initial vesting terms based upon a performance condition. In connection with the Business Combination, the vesting condition for this portion of the 2019 Incentive Units was changed to vest quarterly during the one-year period subsequent to the closing of the Business Combination, and as such all of the units associated with this portion of the 2019 Incentive Units were fully vested in November 2020.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense of $5.7 million during the three months ended June 30, 2022, of which $3.9 million and $1.8 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $7.4 million during the three months ended June 30, 2021, of which $5.7 million and $1.7 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $11.2 million during the six months ended June 30, 2022, of which $7.5 million and $3.7 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $16.0 million during the six months ended June 30, 2021, of which $11.1 million and $4.9 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. At June 30, 2022, there was $45.4

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.3 years.

(11)        Earnings Per Share

Earnings Per Share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net income per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive Common Stock.

The Company’s potentially dilutive securities include potential common shares related to outstanding warrants, contingent consideration common shares, unvested restricted stock, outstanding stock options and outstanding preferred stock. Refer to Note 10, Stockholders’ Equity, for additional discussion of these potential dilutive securities.

Diluted net income per share considers the impact of potentially dilutive securities except when the potential common shares have an antidilutive effect. The Company’s outstanding preferred stock are considered participating securities, thus requiring the two-class method of computing diluted net income per share. Computation of diluted net income per share under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

Computations of basic and diluted net income per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income attributable to AdaptHealth Corp.	$14,032	$79,107	$55,782	$75,141
Less: Earnings allocated to participating securities (1)	1,186	6,908	4,721	7,431
Net income for basic EPS	$12,846	$72,199	$51,061	$67,710
Change in fair value of warrant liability (2)	—	(37,454)	(18,509)	(40,622)
Change in fair value of contingent consideration common shares liability (2)	—	(18,357)	—	(19,991)
Net income for diluted EPS	$12,846	$16,388	$32,552	$7,097

Denominator (1) (2)
Basic weighted-average common shares outstanding	134,332	129,664	134,178	120,438
Add: Warrants (2)	—	2,554	1,313	2,736
Add: Contingent Consideration Common Shares (2)	—	2,000	—	2,000
Add: Stock options	2,472	1,533	2,597	1,641
Add: Unvested restricted stock	211	831	247	905
Diluted weighted-average common shares outstanding	137,015	136,582	138,335	127,720

Basic net income per share	$0.10	$0.56	$0.38	$0.56
Diluted net income per share	$0.09	$0.12	$0.24	$0.06

(1)	The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

(2)	For the six months ended June 30, 2022, and the three and six months ended June 30, 2021, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net income per share. For the three and six months ended June 30, 2021, the impact to earnings from the change in fair value of the Company’s contingent consideration common shares liability is excluded from the numerator, and the corresponding security is considered for inclusion in the denominator, for purposes of computing diluted net income per share. These adjustments are included as the effect of the numerator and denominator adjustments for these derivative instruments is dilutive as a result of the non-cash gains recorded for the change in fair value of these instruments during the periods.

The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income per share for the three and six months ended June 30, 2022 and 2021 because to do so would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Preferred Stock	12,406	12,406	12,406	13,217
Warrants	1,168	—	—	—
Stock options	468	—	468	—
Unvested restricted stock	391	—	336	—
Total	14,433	12,406	13,210	13,217

In addition, there are 1,000,000 shares relating to the Contingent Consideration Common Shares that were not included in the diluted net income per share computation for the three and six months ended June 30, 2022 as the corresponding average stock price hurdle for issuing these contingently issuable shares would not have been met as of the June 30, 2022 reporting date. As discussed in note 10, Stockholders’ Equity, the measurement date is December 31, 2022 for these shares and they will be issued at such time if they are earned.

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

The following table presents information about the Company’s right-of-use assets and lease liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	Consolidated Balance Sheets Line Item	June 30, 2022	December 31, 2021
Right-of-use (ROU) assets:
Operating lease ROU assets	Operating lease right-of-use assets	$135,748	$147,760
Finance lease ROU assets	Equipment and other fixed assets, net	4,284	17,410
Total ROU assets		$140,032	$165,170
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease obligations	$29,597	$31,418
Noncurrent operating lease liabilities	Operating lease obligations, less current portion	110,093	120,180
Total operating lease liabilities		$139,690	$151,598
Finance lease liabilities:
Current finance lease liabilities	Current portion of finance lease obligations	$4,347	$15,446
Noncurrent finance lease liabilities	Other long-term liabilities	20	132
Total finance lease liabilities		$4,367	$15,578

The following table presents information about lease costs and expenses and sublease income for the three and six months ended June 30, 2022 and 2021 (in thousands). The amounts below are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease costs	$9,661	$9,615	$19,299	$17,637
Finance lease costs:
Amortization of ROU assets	$2,165	$9,611	$6,626	$19,061
Other lease costs and income:
Variable leases costs (1)	$4,707	$3,379	$8,952	$6,278
Sublease income	$348	$307	$683	$506
Short-term lease costs	$—	$7,671	$—	$15,812

(1)	Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	6.6 years	6.7 years
Finance leases	0.6 year	1.0 year
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	3.9%	3.8%

The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of June 30, 2022 (in thousands):

	Operating Leases	Finance Leases
2022	$17,762	$3,600
2023	31,471	797
2024	26,040	—
2025	21,805	—
2026	16,123	—
Thereafter	47,209	—
Total future undiscounted lease payments	$160,410	$4,397
Less: amount representing interest	(20,720)	(30)
Present value of future lease payments (lease liability)	$139,690	$4,367

The following table provides certain cash flow and supplemental non-cash information related to our lease liabilities for the six months ended June 30, 2022 and 2021, respectively (in thousands):

	Six Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	June 30, 2022	June 30, 2021
Operating cash payments for operating leases	$19,220	$17,506
Financing cash payments for finance leases	$12,547	$19,767
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$4,582	$16,710
Finance leases	$1,335	$18,644

(13)          Income Taxes

The Company is subject to U.S. federal, state, and local income taxes. For the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $8.9 million and $12.3 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $14.5 million and $10.6 million, respectively.

As of June 30, 2022 and December 31, 2021, the Company had an unrecognized tax benefit of $4.0 million.

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

During the six months ended June 30, 2022, the Company recognized an expense of $4.5 million related to changes in the estimated liability related to the TRA as a result of settling the current portion of the contingent consideration common shares liability during the period, which is included in Other loss, net in the accompanying consolidated statement of operations. During the six months ended June 30, 2021, the Company increased the estimated liability related to the TRA through an aggregate $146.5 million reduction in additional paid-in capital resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the six months ended June 30, 2021, the Company increased its deferred tax asset by $163.3 million through an increase in additional paid-in-capital resulting from these exchanges and other increases of AdaptHealth Corp.’s ownership interest in AdaptHealth Holdings.

At June 30, 2022, the Company had a liability recorded relating to the TRA of $304.8 million, of which $5.9 million and $298.9 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2021, the Company had a liability recorded relating to the TRA of $300.3 million, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

In connection with the Company’s acquisition of PPS HME Holdings LLC (PPS), in May 2018, the Company assumed a Corporate Integrity Agreement (CIA) at one of PPS’ subsidiaries, Braden Partners L.P. d/b/a Pacific Pulmonary Services (BP). The CIA was entered into with the Office of Inspector General of the U.S. Department of Health and Human Services (OIG). The CIA has a five-year term which expires as of April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG confirmed that the requirements of the CIA imposed upon BP would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition. On December 16, 2021, the OIG-HHS notified PPS that its report for the period ended March 31, 2021 had been accepted and PPS had satisfied its obligations under the CIA as of such date. On May 24, 2022, the Company submitted its report for the period ended March 31, 2022.

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

In March 2019, prior to its acquisition by the Company, AeroCare was served with a civil investigative demand (CID) issued by the United States Attorney for the Western District of Kentucky (WDKY). The CID seeks to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY has requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare has cooperated with the WDKY and has produced documents and provided explanations of its billing practices. In September 2020, the WDKY indicated the investigation includes alleged violations of the federal False Claims Act and as well as alleged violations of state Medicaid false claims acts in ten states. AeroCare has cooperated fully with the investigation and has indicated to the WDKY that concerns raised do not accurately identify Medicare coverage criteria and that state Medicaid coverage requirements generally do not provide for separate reimbursement for portable gaseous oxygen contents in the circumstances at issue. While the Company cannot provide any assurance as to whether the WDKY will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.

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

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the Complaint). The Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that the Company and certain of its current and former officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. On October 14, 2021, the Delaware County Employees Retirement System and the Bucks County Employees Retirement System were named Lead Plaintiffs. Pursuant to the scheduling order, Lead Plaintiffs filed a consolidated complaint on November 22, 2021 (the Consolidated Complaint), which asserts substantially the same claim, but adds a number of current and former directors of the Company as additional defendants and a new theory of recovery based on the Company’s alleged failure to disclose information concerning the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity (the “Consolidated Class Action”). On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint. Lead Plaintiffs’ opposition to defendants’ motion was filed on March 21, 2022, and defendants’ reply was

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

filed on April 15, 2022. On June 9, 2022, the court issued an opinion and order denying the defendants’ motion to dismiss the Consolidated Complaint.

On July 15, 2022, the court entered a scheduling order providing for, inter alia, a schedule for completing class certification discovery, as well as setting a briefing schedule for motions for class certification. Pursuant to the scheduling order, Lead Plaintiffs filed their motion for class certification on July 28, 2022. The defendants’ opposition to Lead Plaintiffs’ motion for class certification is due to be filed on January 20, 2023; and Lead Plaintiffs’ reply is due to be filed on March 10, 2023.The Company intends to vigorously defend against the allegations contained in the Consolidated Complaint, but there can be no assurance that the defense will be successful.

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

On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York issued a civil investigative demand to Community Surgical Supply Inc. (CSS), a subsidiary of the Company, pursuant to the False Claims Act, 31 U.S.C. § 3733 (FCA) surrounding whether CSS submitted false claims in violation of the FCA related to CSS’s billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. The Company is fully cooperating with the investigation. Given the investigation is in the early stages, it is not possible to determine whether it will have a material adverse effect on the Company.

(15)        Related Party Transactions

The Company and one of its executive officers and shareholder own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $1.7 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively. The expense related to this vendor was $3.1 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of June 30, 2022 and December 31, 2021, the Company had an immaterial outstanding accounts payable balance to this vendor.

A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was less than 0.5% of the Company’s consolidated net revenue during the three and six months ended June 30, 2022 and 2021. As of

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022 and December 31, 2021, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.

A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of June 30, 2022. This beneficial owner is also a minority shareholder of a vendor that provides equipment and supplies to the Company in the normal course of business. Purchases from this vendor were approximately $15.6 million and $29.6 million, respectively, for the three and six months ended June 30, 2022. As of June 30, 2022, the Company had $7.7 million in outstanding accounts payable to this vendor. Purchases from this vendor for the three and six months ended June 30, 2021 and the outstanding accounts payable to this vendor as of December 31, 2021 were immaterial.

A regional manager of the Company is a partial owner of a business which provides contract labor to the Company. Purchases from this service provider were $5.7 million and $4.5 million, respectively, for the three months ended June 30, 2022 and 2021, and $10.5 million and $9.4 million, respectively, for the six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company had $1.7 million in outstanding accounts payable to this service provider. The outstanding accounts payable to this service provider as of December 31, 2021 was immaterial.

(16)        Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustment or disclosure in the interim consolidated financial statements.

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

AdaptHealth Corp. Overview

AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of June 30, 2022, AdaptHealth serviced approximately 3.9 million patients annually in all 50 states through its network of 759 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

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

AdaptHealth increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact AdaptHealth’s cash receipts for services provided until such time all amounts have been recouped. As of June 30, 2022, the remaining amount of the CMS advance payments that had not yet been recouped was $3.7 million, which is included in other current liabilities in the consolidated balance sheets. AdaptHealth expects this amount to be fully recouped or repaid to CMS during the remainder of 2022. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million. Subsequent to April 2020, AdaptHealth completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, AdaptHealth recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. As of December 31, 2021, AdaptHealth had recognized all of the PRF payments it has received and the liabilities assumed for PRF payments received from acquired companies as grant income, as it was determined that AdaptHealth has complied with the conditions associated with the grant. As such, there is no liability recorded in AdaptHealth’s interim consolidated financial statements relating to the PRF payments as of June 30, 2022.

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

Also, as permitted under the CARES Act, AdaptHealth elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, AdaptHealth deferred $8.6 million under this provision. AdaptHealth paid $4.3 million on January 4, 2022 and the remaining balance of $4.3 million is expected to be paid shortly after December 31, 2022. As of June 30, 2022, $4.3 million is included in other current liabilities in the consolidated balance sheets.

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material impact on AdaptHealth’s consolidated operating results initially, AdaptHealth has experienced declines in net revenue in certain services associated with elective medical procedures (such as commencement of new CPAP services and medical equipment and orthopedic supply related to facility discharges), and such declines may continue during the duration of the COVID-19 pandemic. Offsetting these declines in net revenue, AdaptHealth has experienced an increase in net revenue related to increased demand for certain respiratory products (such as oxygen), increased sales in its resupply businesses (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders) and the one-time sale of certain respiratory equipment (primarily ventilators, bi-level PAP devices and oxygen concentrators) to hospitals and local health agencies. Additionally, the suspension of Medicare sequestration (which had resulted in an approximate 2% increase in Medicare payments to all providers through March 31, 2022 and a 1% increase from April 1, 2022 through June 30, 2022), and regulatory guidance from CMS expanding telemedicine and reducing documentation requirements during the emergency period, have resulted in increased net revenues for certain products and services. However, while the emergency period has been extended, Medicare sequestration has resumed after July 1, 2022 and will result in a reduction of 2% applied to all Medicare Fee-for-Service claims.

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

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. Refer to Note 3, Acquisitions, included in our interim consolidated financial statements for the three and six months ended June 30, 2022 included in this Quarterly Report on Form 10-Q for additional information regarding AdaptHealth’s acquisitions.

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

In March 2019, AdaptHealth entered into a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, AdaptHealth issued a promissory note with a principal amount of $100 million (the Promissory Note). In November 2019, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its equity interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. In June 2021, AdaptHealth repaid $71.8 million of the outstanding principal balance under the New Promissory Note. In August 2021, AdaptHealth repaid the remaining outstanding principal balance of $71.7 million under the New Promissory Note. The outstanding principal balance under the New Promissory Note bore interest at 12%.

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

	Three Months Ended
	June 30, 2022		June 30, 2021
Net Revenue		Revenue		Revenue
(dollars in thousands)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue:
Sleep	$194,693	26.8%	$163,331	26.5%
Diabetes	162,259	22.3%	123,314	20.0%
Supplies to the home	43,881	6.0%	42,675	6.9%
Respiratory	7,891	1.1%	13,154	2.1%
HME	31,102	4.3%	30,360	4.9%
Other	52,828	7.2%	27,763	4.5%
Total net sales revenue	$492,654	67.7%	$400,597	64.9%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$65,661	9.0%	$66,335	10.8%
Diabetes	4,034	0.6%	3,216	0.5%
Respiratory	128,865	17.7%	111,528	18.1%

HME	25,547	3.5%	24,431	4.0%
Other	10,853	1.5%	10,910	1.7%
Total net revenue from fixed monthly equipment reimbursements	$234,960	32.3%	$216,420	35.1%

Total net revenue:
Sleep	$260,354	35.8%	$229,666	37.3%
Diabetes	166,293	22.9%	126,530	20.5%
Supplies to the home	43,881	6.0%	42,675	6.9%
Respiratory	136,756	18.8%	124,682	20.2%
HME	56,649	7.8%	54,791	8.9%
Other	63,681	8.7%	38,673	6.2%
Total net revenue	$727,614	100.0%	$617,017	100.0%

	Six Months Ended
	June 30, 2022		June 30, 2021
Net Revenue		Revenue		Revenue
(dollars in thousands)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)

Net sales revenue:
Sleep	$387,028	27.0%	$292,013	26.6%
Diabetes	313,618	21.9%	218,331	19.9%
Supplies to the home	83,746	5.8%	84,038	7.6%
Respiratory	16,036	1.1%	18,775	1.7%
HME	61,953	4.3%	54,516	5.0%
Other	106,228	7.5%	50,189	4.6%
Total net sales revenue	$968,609	67.6%	$717,862	65.4%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$123,599	8.6%	$114,444	10.4%
Diabetes	7,980	0.6%	6,069	0.6%
Respiratory	261,445	18.2%	194,982	17.7%
HME	51,272	3.6%	44,811	4.1%
Other	20,912	1.4%	20,968	1.8%
Total net revenue from fixed monthly equipment reimbursements	$465,208	32.4%	$381,274	34.6%

Total net revenue:
Sleep	$510,627	35.6%	$406,457	37.0%
Diabetes	321,598	22.5%	224,400	20.5%
Supplies to the home	83,746	5.8%	84,038	7.6%
Respiratory	277,481	19.3%	213,757	19.4%
HME	113,225	7.9%	99,327	9.1%
Other	127,140	8.9%	71,157	6.4%
Total net revenue	$1,433,817	100.0%	$1,099,136	100.0%

Results of Operations

Comparison of Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021.

The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$727,614	100.0%	$617,017	100.0%	$110,597	17.9%
Costs and expenses:
Cost of net revenue	610,011	83.8%	490,720	79.5%	119,291	24.3%
General and administrative expenses	42,548	5.8%	42,946	7.0%	(398)	(0.9)%
Depreciation and amortization, excluding patient equipment depreciation	15,877	2.2%	17,944	2.9%	(2,067)	(11.5)%
Total costs and expenses	668,436	91.8%	551,610	89.4%	116,826	21.2%
Operating income	59,178	8.2%	65,407	10.6%	(6,229)	(9.5)%
Interest expense, net	25,608	3.5%	23,147	3.8%	2,461	10.6%
Change in fair value of warrant liability	8,208	1.1%	(37,454)	(6.1)%	45,662	NM %
Change in fair value of contingent consideration common shares liability	—	—%	(22,079)	(3.6)%	22,079	NM %
Loss on extinguishment of debt	—	—%	7,736	1.3%	(7,736)	NM %
Other loss, net	1,262	0.2%	1,669	0.3%	(407)	NM %
Income before income taxes	24,100	3.4%	92,388	14.9%	(68,288)	(73.9)%
Income tax expense	8,853	1.2%	12,330	2.0%	(3,477)	NM %
Net income	15,247	2.2%	80,058	12.9%	(64,811)	(81.0)%
Income attributable to noncontrolling interest	1,215	0.2%	951	0.2%	264	NM %
Net income attributable to AdaptHealth Corp.	$14,032	2.0%	$79,107	12.7%	$(65,075)	(82.3)%

Net Revenue. Net revenue for the three months ended June 30, 2022 and 2021 was $727.6 million and $617.0 million, respectively, an increase of $110.6 million or 17.9%. Net revenue for the 2022 and 2021 periods included $0.1 million and $8.6 million, respectively, from referral partners and healthcare facilities in support of their urgent needs as the coronavirus pandemic led to an increased demand for respiratory equipment including ventilators and oxygen concentrators. Excluding this revenue, net revenue was $727.5 million and $608.4 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $119.1 million. The increase in net revenue was driven primarily by acquisitions completed after April 1, 2021, which increased net revenue by $119.5 million. Additionally, net revenue during the three months ended June 30, 2022 was impacted by a recall of certain ventilator, BiPAP, and CPAP devices supplied to AdaptHealth by Philips Respironics (Philips). On June 14, 2021, AdaptHealth received notice from Philips that these devices would be included in a Philips voluntary recall due to potential health risks to patients. Currently, it is not possible to purchase these products from Philips, which has led to shortages in the supply chain, and other suppliers are unable to meet the strong patient demand for these products, which has materially affected AdaptHealth’s ability to service patient demand for these devices during the three months ended June 30, 2022.

For the three months ended June 30, 2022, net sales revenue (recognized at a point in time) comprised 68% of total net revenue, compared to 65% of total net revenue for the three months ended June 30, 2021. For the three months ended June 30, 2022, net revenue from fixed monthly equipment reimbursements comprised 32% of total net revenue, compared to 35% of total net revenue for the three months ended June 30, 2021.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Cost of products and supplies	$288,947	39.7%	$235,550	38.2%	$53,397	22.7%
Salaries, labor and benefits	183,334	25.2%	147,600	23.9%	35,734	24.2%
Patient equipment depreciation	63,597	8.7%	45,864	7.4%	17,733	38.7%
Other operating expenses	56,521	7.8%	48,072	7.8%	8,449	17.6%
Rent and occupancy	15,833	2.2%	11,938	1.9%	3,895	32.6%
Equity-based compensation	1,779	0.2%	1,696	0.3%	83	4.9%
Total cost of net revenue	$610,011	83.8%	$490,720	79.5%	$119,291	24.3%

Cost of net revenue for the three months ended June 30, 2022 and 2021 was $610.0 million and $490.7 million, respectively, an increase of $119.3 million or 24.3%, which is primarily related to acquisition growth. Costs of products and supplies increased by $53.4 million primarily as a result of acquisition growth, increased product costs, and increased net sales revenue. Salaries, labor and benefits increased by $35.7 million, primarily related to acquisition growth, increased headcount, higher commissions and overtime and wage increases. The increase in rent and occupancy and other operating expenses is primarily related to acquisition growth and increased fuel costs.

Cost of net revenue was 83.8% of net revenue for the three months ended June 30, 2022 compared to 79.5% for the three months ended June 30, 2021. The cost of products and supplies was 39.7% of net revenue in the 2022 period compared to 38.2% in the 2021 period. Salaries, labor and benefits was 25.2% of net revenue in the 2022 period compared to 23.9% in the 2021 period. Patient equipment depreciation was 8.7% of net revenue in the 2022 period compared to 7.4% in the 2021 period, primarily as a result of a change in product mix.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2022 and 2021 were $42.5 million and $42.9 million, respectively, an decrease of $0.4 million or 0.9%. This decrease is primarily due to (1) lower transaction costs as there was less acquisition activity in the second quarter of 2022, and (2) lower equity-based compensation expense as there was less equity-based compensation grant activity in the second quarter of 2022, offset by (3) higher professional fees including legal, accounting, information-technology, and consulting, including costs for Sarbanes Oxley compliance, and (4) higher labor costs associated with increased headcount and higher wages. General and administrative expenses as a percentage of net revenue was 5.8% in the 2022 period, compared to 7.0% in the 2021 period. General and administrative expenses in the 2022 period included $1.8 million of transaction costs, $3.9 million of equity-based compensation expense, and other non-recurring expenses of $3.1 million. General and administrative expenses in the 2021 period included $8.0 million of transaction costs, $5.8 million of equity-based compensation expense, and other non-recurring expenses of $0.6 million. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.6% and 4.6% in the 2022 period and the 2021 period, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended June 30, 2022 and 2021 was $15.9 million and $17.9 million, respectively, a decrease of $2.0 million. The decrease was primarily related to lower amortization of intangible assets, offset by higher depreciation expense associated with fixed assets excluding patient equipment.

Interest Expense. Interest expense for the three months ended June 30, 2022 and 2021 was $25.6 million and $23.1 million, respectively. Interest expense related to long-term debt was higher in the 2022 period compared to the 2021 period as a result of higher long-term debt borrowings outstanding during that period and higher interest rates. Such borrowings were primarily used to fund acquisitions.

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying June 30, 2022 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash charge in the 2022 period and a non-cash gain in the 2021 period for the change in the estimated fair value of such liability during the respective periods.

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares, as discussed in Note 10, Stockholders’ Equity, to the accompanying June 30, 2022 interim consolidated financial statements. These shares were liability-classified through December 31, 2021, and the change in fair value of the contingent consideration common shares liability represents a non-cash gain in the 2021 period for the change in the estimated fair value of such liability during the period.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended June 30, 2021 consisted of the write-off of unamortized deferred financing costs and other expenses related to AdaptHealth refinancing its credit facility in January 2021 and amending such agreement in April 2021, and also includes the write-off of unamortized deferred financing costs and debt prepayment penalties in connection with the prepayment of a portion of AdaptHealth’s note payable. During the second quarter of 2021, AdaptHealth corrected an error that was identified relating to the accounting for the write off of unamortized deferred financing costs recognized during the first quarter of 2021. As a result of this correction, AdaptHealth reversed $2.1 million of the write off that was recognized during the first quarter of 2021, which was reflected as a reduction to the loss on extinguishment of debt recognized during the second quarter of 2021. The impact of such correction was not considered material to AdaptHealth’s unaudited interim consolidated financial statements for the three months ended March 31, 2021 and the three months ended June 30, 2021.

Other Loss, net. Other loss, net for the three months ended June 30, 2022 consisted of $1.0 million of expenses associated with legal settlements, $0.2 million of expenses associated with lease terminations, and $0.1 million of other charges. Other loss, net for the three months ended June 30, 2021 consisted of $0.9 million of expenses associated with legal settlements, $1.0 million of expenses associated with lease terminations, offset by $0.2 million of net other income.

Income Tax Expense. Income tax expense for the three months ended June 30, 2022 and 2021 was $8.9 million and $12.3 million, respectively. The decrease in income tax expense was primarily related to a decrease in pre-tax income.

Comparison of Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021.

The following table summarizes AdaptHealth’s consolidated results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$1,433,817	100.0%	$1,099,136	100.0%	$334,681	30.4%
Costs and expenses:
Cost of net revenue	1,207,133	84.2%	887,418	80.7%	319,715	36.0%
General and administrative expenses	83,992	5.9%	99,578	9.1%	(15,586)	(15.7)%
Depreciation and amortization, excluding patient equipment depreciation	31,962	2.2%	31,324	2.8%	638	2.0%
Total costs and expenses	1,323,087	92.3%	1,018,320	92.6%	304,767	29.9%
Operating income	110,730	7.7%	80,816	7.4%	29,914	37.0%

Interest expense, net	50,384	3.5%	45,332	4.1%	5,052	11.1%
Change in fair value of warrant liability	(18,509)	(1.3)%	(40,622)	(3.7)%	22,113	NM	%
Change in fair value of contingent consideration common shares liability	—	—%	(24,044)	(2.2)%	24,044	NM	%
Loss on extinguishment of debt	—	—%	11,949	1.1%	(11,949)	NM	%
Other loss, net	6,922	0.5%	1,150	0.1%	5,772	NM	%
Income before income taxes	71,933	5.0%	87,051	8.0%	(15,118)	(17.4)%
Income tax expense	14,456	1.0%	10,635	1.0%	3,821	NM	%
Net income	57,477	4.0%	76,416	7.0%	(18,939)	(24.8)%
Income attributable to noncontrolling interest	1,695	0.1%	1,275	0.1%	420	NM	%
Net income attributable to AdaptHealth Corp.	$55,782	3.9%	$75,141	6.9%	$(19,359)	(25.8)%

Net Revenue. Net revenue for the six months ended June 30, 2022 and 2021 was $1,433.8 million and $1,099.1 million, respectively, an increase of $334.7 million or 30.4%. Net revenue for the 2022 and 2021 periods included $0.4 million and $9.9 million, respectively, from referral partners and healthcare facilities in support of their urgent needs as the coronavirus pandemic led to an increased demand for respiratory equipment including ventilators and oxygen concentrators. Excluding this revenue, net revenue was $1,433.4 million and $1,089.2 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $344.2 million. The increase in net revenue was driven primarily by acquisitions completed after January 1, 2021, which increased net revenue by $332.9 million. Additionally, net revenue during the six months ended June 30, 2022 was impacted by a recall of certain ventilator, BiPAP, and CPAP devices supplied to AdaptHealth by Philips Respironics (Philips). On June 14, 2021, AdaptHealth received notice from Philips that these devices would be included in a Philips voluntary recall due to potential health risks to patients. Currently, it is not possible to purchase these products from Philips, which has led to shortages in the supply chain, and other suppliers are unable to meet the strong patient demand for these products, which has materially affected AdaptHealth’s ability to service patient demand for these devices during the six months ended June 30, 2022.

For the six months ended June 30, 2022, net sales revenue (recognized at a point in time) comprised 68% of total net revenue, compared to 65% of total net revenue for the six months ended June 30, 2021. For the six months ended June 30, 2022, net revenue from fixed monthly equipment reimbursements comprised 32% of total net revenue, compared to 35% of total net revenue for the six months ended June 30, 2021.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Cost of products and supplies	$571,540	39.9%	$420,568	38.3%	$150,972	35.9%
Salaries, labor and benefits	362,229	25.3%	266,702	24.3%	95,527	35.8%
Patient equipment depreciation	124,542	8.7%	79,675	7.2%	44,867	56.3%
Other operating expenses	114,939	8.0%	93,064	8.5%	21,875	23.5%
Rent and occupancy	30,189	2.1%	22,477	2.0%	7,712	34.3%
Equity-based compensation	3,694	0.2%	4,932	0.4%	(1,238)	(25.1)%
Total cost of net revenue	$1,207,133	84.2%	$887,418	80.7%	$319,715	36.0%

Cost of net revenue for the six months ended June 30, 2022 and 2021 was $1,207.1 million and $887.4 million, respectively, an increase of $319.7 million or 36.0%, which is primarily related to acquisition growth. Costs of products and supplies increased by $151.0 million primarily as a result of acquisition growth, increased product costs, and increased net sales revenue. Salaries, labor and benefits increased by $95.5 million, primarily related to acquisition growth, increased headcount, higher commissions and overtime and wage increases. The increase in rent and occupancy and other operating expenses is primarily related to acquisition growth and increased fuel costs.

Cost of net revenue was 84.2% of net revenue for the six months ended June 30, 2022 compared to 80.7% for the six months ended June 30, 2021. The cost of products and supplies was 39.9% of net revenue in the 2022 period compared to 38.3% in the 2021 period. Salaries, labor and benefits was 25.3% of net revenue in the 2022 period compared to 24.3% in the 2021 period. Patient equipment depreciation was 8.7% of net revenue in the 2022 period compared to 7.2% in the 2021 period, primarily as a result of a change in product mix.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2022 and 2021 were $84.0 million and $99.6 million, respectively, a decrease of $15.6 million or 15.6%. This decrease is primarily due to (1) lower transaction costs as there was less acquisition activity in the first half of 2022, (2) lower equity-based compensation expense as there was less equity-based compensation grant activity in the first half of 2022, offset by (3) higher professional fees including legal, accounting, information-technology, and consulting, including costs for Sarbanes Oxley compliance, and (4) higher labor costs associated with increased headcount and higher wages. General and administrative expenses as a percentage of net revenue was 5.9% in the 2022 period, compared to 9.1% in the 2021 period. General and administrative expenses in the 2022 period included $4.7 million of transaction costs, $7.5 million of equity-based compensation expense, and other non-recurring expenses of $3.5 million. General and administrative expenses in the 2021 period included $39.3 million of transaction costs, $11.1 million of equity-based compensation expense, and other non-recurring expenses of $1.1 million. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.8% and 4.4% in the 2022 period and the 2021 period, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the six months ended June 30, 2022 and 2021 was $32.0 million and $31.3 million, respectively, an increase of $0.7 million. The increase was primarily related to higher depreciation expense associated with fixed assets excluding patient equipment, offset by lower amortization of intangible assets.

Interest Expense. Interest expense for the six months ended June 30, 2022 and 2021 was $50.4 million and $45.3 million, respectively. Interest expense related to long-term debt was higher in 2022 compared to 2021 as a result of higher long-term debt borrowings outstanding during that period and higher interest rates. Such borrowings were primarily used to fund acquisitions.

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying June 30, 2022 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2022 and 2021 periods for the change in the estimated fair value of such liability during the respective periods.

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares, as discussed in Note 10, Stockholders’ Equity, to the accompanying June 30, 2022 interim consolidated financial statements. These shares were liability-classified through December 31, 2021, and the change in fair value of the contingent consideration common shares liability represents a non-cash gain in the 2021 period for the change in the estimated fair value of such liability during the period.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the six months ended June 30, 2021 consisted of the write-off of unamortized deferred financing costs and other expenses related to AdaptHealth refinancing its credit facility in January 2021 and amending such agreement in April 2021, and also includes the write-off of unamortized deferred financing costs and debt prepayment penalties in connection with the prepayment of a portion of AdaptHealth’s note payable.

Other Loss, net. Other loss, net for the six months ended June 30, 2022 consisted of a $4.5 million expense related to changes in AdaptHealth’s estimated TRA liability, $1.0 million of expenses associated with legal settlements, $0.8 million loss related to the write-off of an investment, and $0.6 million of expenses associated with lease terminations. Other loss, net for the six months ended June 30, 2021 consisted of $0.9 million of expenses associated with legal settlements, $1.0 million of expenses associated with lease terminations, and $0.7 million of net other income.

Income Tax Expense. Income tax expense for the six months ended June 30, 2022 and 2021 was $14.5 million and $10.6 million, respectively. The increase in income tax expense was primarily related to increased pre-tax income.

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

The following unaudited table presents the reconciliation of net income attributable to AdaptHealth, to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

	(Unaudited)
Net income attributable to AdaptHealth Corp.	$14,032	$79,107	$55,782	$75,141
Income attributable to noncontrolling interest	1,215	951	1,695	1,275
Interest expense, net	25,608	23,147	50,384	45,332
Income tax expense	8,853	12,330	14,456	10,635
Depreciation and amortization, including patient equipment depreciation	79,474	63,793	156,504	110,999
EBITDA	129,182	179,328	278,821	243,382
Loss on extinguishment of debt (a)	—	7,736	—	11,949
Equity-based compensation expense (b)	5,720	7,447	11,222	16,029
Transaction costs (c)	2,205	8,100	5,313	39,954
Change in fair value of warrant liability (d)	8,208	(37,454)	(18,509)	(40,622)
Change in fair value of contingent consideration common shares liability (e)	—	(22,079)	—	(24,044)
Other non-recurring expense, net (f)	4,692	4,313	10,804	4,918
Adjusted EBITDA	$150,007	$147,391	$287,651	$251,566

(a)	Represents the write-off of unamortized deferred financing costs and other expenses related to refinancing of debt and pre-payment penalties for early debt payoff.
(b)	Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(c)	Represents transaction costs and expenses related to integration efforts related to acquisitions.
(d)	Represents a non-cash charge or gain for the change in the estimated fair value of the warrant liability. Refer to Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2022 for additional discussion of such non-cash charge or gain.

(e)	Represents a non-cash gain for the change in the estimated fair value of the contingent consideration common shares liability. Refer to Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2022 for additional discussion of such non-cash gain.

(f)	The 2022 year-to-date period consists of a $4.5 million expense related to changes in AdaptHealth’s estimated TRA liability, $3.6 million of expenses associated with litigation claims, $0.6 million of expenses associated with lease terminations, a $0.8 million loss related to the write-off of an investment, and $1.3 million of net other non-recurring expenses. The 2021 year-to-date period consists of $1.5 million of expenses related to legal and other costs associated with the separation of the Company’s former Co-CEO, $0.9 million of expenses associated with legal settlements for employee and other matters, $1.0 million of expenses associated with lease terminations, and $1.5 million of severance expense.

Liquidity and Capital Resources

AdaptHealth’s principal sources of liquidity are its operating cash flows, borrowings under its credit agreements and other debt arrangements, and proceeds from equity issuances. AdaptHealth has used these funds to meet its capital requirements, which primarily consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, acquisitions and debt service, and to fund share repurchases. AdaptHealth’s future capital expenditure requirements will depend on many factors, including its patient volume and revenue growth rates.

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

As of June 30, 2022, AdaptHealth had approximately $118.8 million of cash and cash equivalents. To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of $45.8 million, which were made available by CMS under the CARES Act. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and is being applied to services provided and revenue recognized during the period in which the recoupment occurs, and will impact AdaptHealth’s cash receipts for services provided until such time all amounts have been recouped. As of June 30, 2022, the remaining amount of the CMS advance payments that had not yet been recouped was $3.7 million, which is included in other current liabilities in the consolidated balance sheets. AdaptHealth expects this amount to be fully recouped or repaid to CMS during the remainder of 2022. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million. Subsequent to April 2020, AdaptHealth completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, AdaptHealth recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. As of December 31, 2021, AdaptHealth has recognized all of the PRF payments it has received and the liabilities assumed for PRF payments received from acquired companies as grant income, as it was determined that AdaptHealth has complied with the conditions associated with the grant. As such, there is no liability recorded in AdaptHealth’s interim consolidated financial statements relating to the PRF payments as of June 30, 2022.

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

Also, as permitted under the CARES Act, AdaptHealth elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, AdaptHealth deferred $8.6 million under this provision. AdaptHealth paid $4.3 million on January 4, 2022 and the remaining balance of $4.3 million is expected to be paid shortly after December 31, 2022. As of June 30, 2022, $4.3 million is included in other current liabilities in the consolidated balance sheets.

At June 30, 2022, AdaptHealth had $775.0 million outstanding under its existing credit facility. In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement, which was subsequently amended in April 2021 (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of June 30, 2022, and the date of this filing, there were no outstanding borrowings under the 2021 Revolver. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a zero percent floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, AdaptHealth had working capital of $169.7 million and $170.2 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021

	(unaudited)
Net cash provided by operating activities	$169,924	$147,624
Net cash used in investing activities	(170,031)	(1,372,027)
Net cash (used in) provided by financing activities	(30,711)	1,302,630
Net (decrease) increase in cash and cash equivalents	(30,818)	78,227
Cash and cash equivalents at beginning of period	149,627	99,962
Cash and cash equivalents at end of period	$118,809	$178,189

Net cash provided by operating activities for the six months ended June 30, 2022 and 2021 was $169.9 million and $147.6 million, respectively, an increase of $22.3 million. The increase was the result of (1) a $18.9 million reduction in net income, (2) a net increase of $74.6 million in non-cash charges, primarily from depreciation and amortization, the change in the estimated fair value of the warrant liability and contingent consideration common shares liability, equity-based compensation expense, and loss on extinguishment of debt, (3) payments of $2.5 million for contingent consideration related to acquisitions, and (4) a net $30.9 million decrease resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $170.0 million and $1,372.0 million, respectively. The use of funds in the 2022 period consisted of $15.3 million for business acquisitions, $154.3 million for equipment and other fixed asset purchases and $0.4 million for other investments, which has increased compared to the 2021 period due to acquisitions and partly to inflationary cost increases. The use of funds in the 2021 period consisted of $1,292.6 million for business acquisitions, primarily from the AeroCare acquisition, and $79.4 million for equipment and other fixed asset purchases.

Net cash used in financing activities for the six months ended June 30, 2022 was $30.7 million compared to net cash provided by financing activities of $1,302.6 million for the six months ended June 30, 2021. Net cash used in financing activities for the 2022 period consisted of repayments of $22.5 million on long-term debt and finance lease obligations, payments of $2.4 million for contingent consideration and deferred purchase price in connection with acquisitions, a payment of $3.4 million for Common Stock purchases under a share repurchase program, a payment of $2.0 million for a distribution to noncontrolling interests, and payments of $1.9 million for tax withholdings associated with equity-based compensation and stock option exercises, offset by proceeds of $0.8 million in connection with the employee stock purchase plan and proceeds of $0.7 million relating to stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds of $1,070.0 million from borrowings on long-term debt and lines of credit, proceeds of $500.0 million from the issuance of senior unsecured notes, proceeds of $278.9 million from the issuance of shares of Common Stock in connection with a public underwritten offering, proceeds of $2.3 million from the exercise of options, and proceeds of $0.3 million in connection with the employee stock purchase plan, offset by total repayments of $490.3 million on long-term debt and capital lease obligations, payments of $13.8 million for equity issuance costs, payments of $18.1 million for debt issuance costs, payments of $16.3 million for contingent consideration and deferred purchase price related to acquisitions, payments of $8.5 million for debt prepayment penalties, payments of $1.1 million for distributions to noncontrolling interests, and payments of $0.8 million relating to tax withholdings associated with equity-based compensation activity.

Critical Accounting Estimates

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

Critical accounting estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting estimates in relation to its consolidated financial statements include those related to revenue recognition, accounts receivable, business combinations, and valuation of goodwill and long-lived assets. There have been no material changes in the Company’s critical accounting estimates as compared to the critical accounting estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

In connection with the Company’s acquisition of PPS HME Holdings LLC (PPS), in May 2018, the Company assumed a Corporate Integrity Agreement (CIA) at one of PPS’ subsidiaries, Braden Partners L.P. d/b/a Pacific Pulmonary Services (BP). The CIA was entered into with the Office of Inspector General of the U.S. Department of Health and Human Services (OIG). The CIA has a five-year term which expires as of April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG confirmed that the requirements of the CIA imposed upon BP would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition. On December 16, 2021, the OIG-HHS notified PPS that its report for the period ended March 31, 2021 had been accepted and PPS had satisfied its obligations under the CIA as of such date. On May 24, 2022, the Company submitted its report for the period ended March 31, 2022.

On July 25, 2017, AdaptHealth Holdings LLC, a Delaware limited liability company (AdaptHealth Holdings), was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in the Company’s possession. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, the Company received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. The Company has responded to the EDPA and supplemented its production as requested with any relevant documents in the Company’s possession. During subsequent communications, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by the Company in 2017. The Company produced this information in coordination with the EDPA. The EDPA has also raised questions regarding other aspects of ventilator billing. While the Company cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.

In March 2019, prior to its acquisition by the Company, AeroCare was served with a civil investigative demand (CID) issued by the United States Attorney for the Western District of Kentucky (WDKY). The CID seeks to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY has requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare has cooperated with the WDKY and has produced documents and provided explanations of its billing practices. In September 2020, the WDKY indicated the investigation includes alleged violations of the federal False Claims Act and as well as alleged violations of state Medicaid false claims acts in ten states. AeroCare has cooperated fully with the investigation and has indicated to the WDKY that concerns raised do not accurately identify Medicare coverage criteria and that state Medicaid coverage requirements generally do not provide for separate reimbursement for portable gaseous oxygen contents in the circumstances at issue. While the Company cannot provide any assurance as to whether the WDKY will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the “Complaint”). The Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that the Company and certain of its current and former officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. On October 14, 2021, the Delaware County Employees Retirement System and the Bucks County Employees Retirement System were named Lead Plaintiffs. Pursuant to the scheduling order, Lead Plaintiffs filed a consolidated complaint on November 22, 2021 (the “Consolidated Complaint”), which asserts substantially the same claim, but adds a number of current and former directors of the Company as additional defendants and a new theory of recovery based on the Company’s alleged failure to disclose information concerning the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity (the “Consolidated Class Action”). On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint. Lead Plaintiffs’ opposition to defendants’ motion was filed on March 21, 2022, and defendants’ reply was filed April 15, 2022. On June 9, 2022, the court issued an opinion and order denying the defendants’ motion to dismiss the Consolidated Complaint.

On July 15, 2022, the court entered a scheduling order providing for, inter alia, a schedule for completing class certification discovery, as well as setting a briefing schedule for motions for class certification. Pursuant to the scheduling order, Lead Plaintiffs filed their motion for class certification on July 28, 2022. The defendants’ opposition to Lead Plaintiffs’ motion for class certification is due to be filed on January 20, 2023; and Lead Plaintiffs’ reply is due to be filed on March 10, 2023. The Company intends to vigorously defend against the allegations contained in the Consolidated Complaint, but there can be no assurance that the defense will be successful.

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

On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York issued a civil investigative demand to Community Surgical Supply Inc. (CSS), a subsidiary of the Company, pursuant to the False Claims Act, 31 U.S.C. § 3733 (FCA) surrounding whether CSS submitted false claims in violation of the FCA related to CSS’s billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. The Company is fully cooperating with the investigation. Given the investigation is in the early stages, it is not possible to determine whether it will have a material adverse effect on the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2021 Credit Facility. Our interest accrued on our debt borrowings is based on a variable rate which is tied to the Adjusted LIBOR

Rate plus an applicable margin and therefore is exposed to changes in interest rates. As of June 30, 2022, there was $775.0 million outstanding under the 2021 Term Loan, $17.4 million outstanding under letters of credit, and additional availability under the 2021 Revolver, net of letters of credit outstanding, was $432.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as further described below in Management’s Report on Internal Control Over Financial Reporting.

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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information with respect to purchases of our Common Stock made during the three months ended June 30, 2022 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar amount remaining that may be used to purchase shares under the plans or programs (in thousands) (1)
April 1 - 30, 2022	—	$—	—	$—
May 1 - 31, 2022	—	$—	—	$—
June 1 - 30, 2022	199,418	$16.95	199,418	$196,625
Total	199,418	$16.95	199,418	$196,625

(1)	On May 9, 2022, the Company’s board of directors authorized a share repurchase program for up to $200 million of the Company’s Common Stock through December 31, 2022. Shares may be repurchased from time to time on the open market, through privately negotiated transactions or otherwise, as permitted under Exchange Act Rule 10b-18. The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

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

10.1

Consent Agreement dated as of May 9, 2022, among AdaptHealth LLC, the guarantors named therein, Regions Bank as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022).

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

AdaptHealth Corp.

August 9, 2022	By:	/s/ Stephen P. Griggs
Stephen P. Griggs
Chief Executive Officer and Director
(Principal Executive Officer)

August 9, 2022	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)