Form 10-Q
period 2022-09-30
AdaptHealth Corp.
filed 2022-11-08
CIK 1725255

March 31,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 134,731,665 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$110,738	$149,627
Accounts receivable	358,341	359,896
Inventory	125,362	123,095
Prepaid and other current assets	37,490	37,440
Total current assets	631,931	670,058
Equipment and other fixed assets, net	473,056	398,577
Operating lease right-of-use assets	128,635	147,760
Goodwill	3,524,999	3,512,567
Identifiable intangible assets, net	172,772	202,231
Other assets	20,453	15,098
Deferred tax assets	286,135	304,193
Total Assets	$5,237,981	$5,250,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$346,920	$358,384
Current portion of finance lease obligations	2,695	15,446
Current portion of operating lease obligations	28,769	31,418
Current portion of long-term debt	30,000	20,000
Contract liabilities	31,605	31,370
Other liabilities	26,938	43,194
Total current liabilities	466,927	499,812
Long-term debt, less current portion	2,162,088	2,183,552
Operating lease obligations, less current portion	103,859	120,180
Other long-term liabilities	306,641	322,487
Warrant liability	38,516	57,764
Total Liabilities	3,078,031	3,183,795
Commitments and contingencies (note 14)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 134,723,174 and 133,843,732 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 and 124,060 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Treasury stock, at cost (750,835 shares)	(13,992)	—
Additional paid-in capital	2,126,468	2,107,267
Retained earnings (Accumulated deficit)	28,883	(43,021)
Accumulated other comprehensive income (loss)	12,994	(2,354)
Total stockholders' equity attributable to AdaptHealth Corp.	2,154,367	2,061,906
Noncontrolling interests in subsidiaries	5,583	4,783
Total Stockholders' Equity	2,159,950	2,066,689
Total Liabilities and Stockholders' Equity	$5,237,981	$5,250,484

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$756,495	$653,293	$2,190,312	$1,752,429
Costs and expenses:
Cost of net revenue	646,714	529,887	1,853,847	1,417,305
General and administrative expenses	40,681	33,006	124,673	132,584
Depreciation and amortization, excluding patient equipment depreciation	16,151	14,690	48,113	46,014
Total costs and expenses	703,546	577,583	2,026,633	1,595,903
Operating income	52,949	75,710	163,679	156,526
Interest expense, net	28,521	24,252	78,905	69,584
Change in fair value of warrant liability (note 10)	1,364	(16,737)	(17,145)	(57,359)
Change in fair value of contingent consideration common shares liability (note 10)	—	(10,006)	—	(34,050)
Loss on extinguishment of debt	—	8,240	—	20,189
Other loss (income), net	257	(452)	7,179	698
Income before income taxes	22,807	70,413	94,740	157,464
Income tax expense	5,580	12,147	20,036	22,782
Net income	17,227	58,266	74,704	134,682
Income attributable to noncontrolling interest	1,105	174	2,800	1,449
Net income attributable to AdaptHealth Corp.	$16,122	$58,092	$71,904	$133,233

Weighted average common shares outstanding - basic	134,227	131,684	134,186	124,228
Weighted average common shares outstanding - diluted	137,583	140,322	138,599	133,638

Basic net income per share (1)	$0.11	$0.40	$0.49	$0.97
Diluted net income per share (1)	$0.11	$0.20	$0.35	$0.27

(1)	See Note 11, Earnings Per Share, to the unaudited interim consolidated financial statements for the calculations of basic and diluted net income per share.

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$17,227	$58,266	$74,704	$134,682
Other comprehensive income:
Interest rate swap agreements, inclusive of reclassification adjustment	7,757	640	15,348	3,180
Comprehensive income	24,984	58,906	90,052	137,862

Income attributable to noncontrolling interest	1,105	174	2,800	1,449
Comprehensive income attributable to AdaptHealth Corp.	$23,879	$58,732	$87,252	$136,413

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
							Additional	Retained Earnings	other	Noncontrolling
	Common Stock		Preferred Stock		Treasury Stock		paid-in	(Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit)	income (loss)	subsidiaries	Total
Balance, December 31, 2021	133,844	$13	124	$1	—	$—	$2,107,267	$(43,021)	$(2,354)	$4,783	$2,066,689
Equity-based compensation	187	—	—	—	—	—	5,502	—	—	—	5,502
Exercise of stock options	184	—	—	—	—	—	723	—	—	—	723
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(1,269)	—	—	—	(1,269)
Common Stock issued in connection with employee stock purchase plan	31	—	—	—	—	—	753	—	—	—	753
Net income	—	—	—	—	—	—	—	41,750	—	480	42,230
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	5,998	—	5,998
Balance, March 31, 2022	134,246	$13	124	$1	—	$—	$2,112,976	$(1,271)	$3,644	$5,263	$2,120,626
Equity-based compensation	117	—	—	—	—	—	5,720	—	—	—	5,720
Exercise of stock options	43	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(613)	—	—	—	(613)
Shares purchased under share repurchase program	—	—	—	—	199	(3,375)	—	—	—	—	(3,375)
Reclassification of warrant liability to equity for exercised warrants	19	—	—	—	—	—	495	—	—	—	495
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	—	—	—	—	14,032	—	1,215	15,247
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	1,593	—	1,593
Balance, June 30, 2022	134,425	$13	124	$1	199	$(3,375)	$2,118,578	$12,761	$5,237	$4,478	$2,137,693
Equity-based compensation	83	—	—	—	—	—	5,562	—	—	—	5,562
Exercise of stock options	99	—	—	—	—	—	665	—	—	—	665
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(808)	—	—	—	(808)
Shares purchased under share repurchase program	—	—	—	—	552	(10,617)	—	—	—	—	(10,617)
Common Stock issued in connection with employee stock purchase plan	47	—	—	—	—	—	863	—	—	—	863
Reclassification of warrant liability to equity for exercised warrants	69	—	—	—	—	—	1,608	—	—	—	1,608
Net income	—	—	—	—	—	—	—	16,122	—	1,105	17,227
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	7,757	—	7,757
Balance, September 30, 2022	134,723	$13	124	$1	751	$(13,992)	$2,126,468	$28,883	$12,994	$5,583	$2,159,950

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
							Additional		other	Noncontrolling
	Class A Common Stock		Class B Common Stock		Preferred Stock		paid-in	Accumulated	comprehensive	interests in
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	subsidiaries	Total
Balance, December 31, 2020	76,458	$8	13,219	$1	164	$1	$558,486	$(199,196)	$(4,411)	$(74,044)	$280,845
Issuance of Class A Common Stock for acquisitions	14,092	2	—	—	—	—	564,986	—	—	—	564,988
Issuance of Series C Preferred Stock for an acquisition	—	—	—	—	130	—	523,856	—	—	—	523,856
Issuance of stock options for an acquisition	—	—	—	—	—	—	134,683	—	—	—	134,683
Exchange of Class B Common Stock for Class A Common Stock	13,219	1	(13,219)	(1)	—	—	(77,919)	—	—	77,919	—
Equity-based compensation	172	—	—	—	—	—	8,582	—	—	—	8,582
Cashless exercise of stock options	9	—	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock, net of offering costs of $13,832	8,450	1	—	—	—	—	265,017	—	—	—	265,018
Conversion of Series B-1 Preferred Stock to Class A Common Stock	3,950	—	—	—	(40)	—	—	—	—	—	—
Conversion of Series C-1 Preferred Stock to Class A Common Stock	13,047	1	—	—	(130)	—	(1)	—	—	—	—
Class A Common Stock issued in connection with employee stock purchase plan	8	—	—	—	—	—	314	—	—	—	314
Net loss	—	—	—	—	—	—	—	(3,966)	—	324	(3,642)
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—	—	16,768	—	—	—	16,768
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	1,876	—	1,876
Other	(19)	—	—	—	—	—	(810)	—	—	—	(810)
Balance, March 31, 2021	129,386	$13	—	$—	124	$1	$1,993,962	$(203,162)	$(2,535)	$4,199	$1,792,478
Issuance of Class A Common Stock for acquisitions	441	—	—	—	—	—	12,166	—	—	—	12,166
Equity-based compensation	37	—	—	—	—	—	7,447	—	—	—	7,447
Exercise of stock options	200	—	—	—	—	—	2,300	—	—	—	2,300
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,070)	(1,070)
Net income	—	—	—	—	—	—	—	79,107	—	951	80,058
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	664	—	664
Balance, June 30, 2021	130,064	$13	—	$—	124	$1	$2,015,875	$(124,055)	$(1,871)	$4,080	$1,894,043
Issuance of Common Stock for acquisitions	977	—	—	—	—	—	25,507	—	—	—	25,507
Equity-based compensation	189	—	—	—	—	—	5,365	—	—	—	5,365
Exercise of stock options	898	—	—	—	—	—	9,840	—	—	—	9,840
Common Stock issued in connection with employee stock purchase plan	26	—	—	—	—	—	702	—	—	—	702
Net income	—	—	—	—	—	—	—	58,092	—	174	58,266
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	640	—	640
Balance, September 30, 2021	132,154	$13	—	$—	124	$1	$2,057,289	$(65,963)	$(1,231)	$4,254	$1,994,363

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$74,704	$134,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	248,835	180,827
Equity-based compensation	16,784	21,394
Change in fair value of warrant liability	(17,145)	(57,359)
Change in fair value of contingent consideration common shares liability	—	(34,050)
Reduction in the carrying amount of operating lease right-of-use assets	16,924	23,832
Deferred income tax expense	18,058	11,666
Change in fair value of interest rate swaps, net of reclassification adjustment	(2,202)	(2,185)
Amortization of deferred financing costs	3,926	4,069
Write-off of deferred financing costs	—	4,054
Loss on extinguishment of debt from prepayment penalty	—	16,135
Other	(2,023)	(1,614)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,357	(25,046)
Inventory	(3,992)	3,626
Prepaid and other assets	4,211	(137)
Operating lease obligations	(16,794)	(23,292)
Operating liabilities	(66,696)	(81,852)
Net cash provided by operating activities	276,947	174,750
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(16,134)	(1,417,946)
Purchases of equipment and other fixed assets	(248,511)	(139,686)
Payments for cost method investments	(731)	(875)
Net cash used in investing activities	(265,376)	(1,558,507)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	—	1,165,000
Repayments on long-term debt and lines of credit	(15,000)	(822,271)
Repayments of finance lease obligations	(14,219)	(31,043)
Payments for shares purchased under share repurchase program	(13,992)	—
Proceeds from the exercise of stock options	1,388	12,140
Proceeds received in connection with employee stock purchase plan	1,616	1,016
Proceeds from the issuance of senior unsecured notes	—	1,100,000
Proceeds from the issuance of Class A Common Stock	—	278,850
Payments for equity issuance costs	—	(13,832)
Payments for debt financing costs	—	(29,185)
Payments for tax withholdings from restricted stock vesting and stock option exercises	(2,690)	(810)
Payments of contingent consideration and deferred purchase price from acquisitions	(5,563)	(22,211)
Distributions to noncontrolling interests	(2,000)	(1,070)
Payments for debt prepayment penalties	—	(16,135)
Net cash (used in) provided by financing activities	(50,460)	1,620,449
Net (decrease) increase in cash and cash equivalents	(38,889)	236,692
Cash and cash equivalents at beginning of period	149,627	99,962
Cash and cash equivalents at end of period	$110,738	$336,654
Supplemental disclosures:
Cash paid for interest	$97,389	$67,409
Cash paid for income taxes	10,490	13,799
Noncash investing and financing activities:
Equipment acquired under finance lease obligations	$1,335	$22,902
Unpaid equipment and other fixed asset purchases at end of period	50,864	12,688
Assets subject to operating lease obligations	5,411	11,340
Operating lease obligations	(5,411)	(11,340)
Equity consideration issued in connection with acquisitions	—	1,261,200
Contingent purchase price in connection with acquisitions	—	2,000
Deferred purchase price in connection with acquisitions	422	1,162

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

(d)          Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and the valuation of accounts receivable (implicit price concession), income taxes, equity-based

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

compensation, interest rate swaps, warrant liability and long-lived assets, including goodwill and identifiable intangible assets. Actual results could differ from those estimates.

(e)          Valuation of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made in recent years. Goodwill is not amortized and is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and declines in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. During the three months ended March 31, 2022, the Company experienced a decline in its market capitalization as a result of a decline in the Company’s stock price. The Company considered such decline to represent a triggering event requiring management to perform a quantitative goodwill impairment assessment as of March 31, 2022. No such triggering events were identified during the three months ended September 30, 2022. Refer to note 5, Goodwill and Identifiable Intangible Assets, for additional details.

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

The Company did not incur any impairment charges on long-lived assets for the three and nine months ended September 30, 2022 and 2021.

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

(i)        Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under U.S. GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. In October 2022, the FASB approved a proposed amendment to Topic 848 which defers the required adoption date of Topic 848 to December 31, 2024, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

The composition of net revenue by payor type for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Insurance	$465,625	$399,748	$1,322,694	$1,061,627
Government	198,841	180,511	576,829	491,564
Patient pay	92,029	73,034	290,789	199,238
Net revenue	$756,495	$653,293	$2,190,312	$1,752,429

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

The composition of net revenue by core service lines for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales revenue:
Sleep	$198,206	$173,359	$585,234	$465,372
Diabetes	169,075	134,228	482,693	352,559
Supplies to the home	47,793	42,441	131,539	126,479
Respiratory	9,734	6,228	25,770	25,003
HME	29,463	29,919	89,828	82,588
Other	58,252	45,996	166,068	98,032
Total net sales revenue	$512,523	$432,171	$1,481,132	$1,150,033

Net revenue from fixed monthly equipment reimbursements:
Sleep	$72,423	$62,755	$196,022	$177,199
Diabetes	4,211	3,722	12,191	9,791
Respiratory	130,618	117,918	392,063	312,900
HME	25,482	26,043	76,754	70,854
Other	11,238	10,684	32,150	31,652
Total net revenue from fixed monthly equipment reimbursements	$243,972	$221,122	$709,180	$602,396

Total net revenue:
Sleep	$270,629	$236,114	$781,256	$642,571
Diabetes	173,286	137,950	494,884	362,350
Supplies to the home	47,793	42,441	131,539	126,479
Respiratory	140,352	124,146	417,833	337,903
HME	54,945	55,962	166,582	153,442
Other	69,490	56,680	198,218	129,684
Total net revenue	$756,495	$653,293	$2,190,312	$1,752,429

Certain prior period amounts in the table above have been reclassified to conform to the current period presentation. These reclassifications are considered immaterial to all periods presented.

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, the Company increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by the Centers for Medicare & Medicaid Services (CMS) under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, the Company assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and were applied to services provided and revenue recognized during the period in which the recoupment occurred, which impacted the Company’s cash receipts for services provided during the period in which amounts were recouped. As of September 30, 2022 the recoupment period has ended, and any remaining amounts not recouped will be repaid by the Company to CMS. During the three and nine months ended September 30, 2022, CMS recouped $0.5 million and $9.6 million, respectively, of the advance payments. During the three and nine months ended September 30, 2021, CMS recouped $11.1 million and $27.0 million, respectively, of the advance payments. As of September 30, 2022, the remaining amount of the CMS advance payments that had not yet been recouped was $3.2 million, which is included in other current liabilities in the consolidated balance sheets.

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

Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of September 30, 2022 and December 31, 2021, the Company’s unbilled accounts receivable was $22.9 million and $23.8 million, respectively.

(3)          Acquisitions

During the nine months ended September 30, 2022 and 2021, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the nine months ended September 30, 2022 is not expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as final analysis of valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized. Also, see subsection, “Pro forma information” of this Note 3 for pro forma information on net revenue and operating income.

Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company acquired 100% of the equity interests of two providers of HME and acquired certain assets of the home medical equipment businesses of five providers of HME.

The following table summarizes the consideration paid at closing for all acquisitions during the nine months ended September 30, 2022 (in thousands):

Cash	$16,477
Deferred payments	422
Total	$16,899

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

Cash	$155
Accounts receivable	2,206
Inventory	686
Prepaid and other current assets	16
Equipment and other fixed assets	4,502
Goodwill	11,788
Identifiable intangible assets	500
Accounts payable and accrued expenses	(2,820)
Contract liabilities	(134)
Net assets acquired	$16,899

During the nine months ended September 30, 2022, the Company received net cash of $0.2 million relating to working capital and other adjustments associated with businesses that were acquired during 2021, which was recorded as a decrease to goodwill during the period.

Nine Months Ended September 30, 2021

On February 1, 2021, the Company acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other home medical equipment products. The total consideration paid consisted of (i) cash payments of $1.2 billion, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock, and (iv) the issuance of 3,959,892 fully vested options to purchase shares of the Company’s Class A Common Stock in the future, which had a weighted-average exercise price of $6.24 per share and a weighted-average remaining exercise period of approximately 7 years from the date of closing. Refer to Note 10, Stockholders’ Equity, for additional discussion of the Series C Convertible Preferred Stock issued in connection with the acquisition of AeroCare.

On April 30, 2021, the Company acquired 100% of the equity interests of Spiro Health Services, LLC (Spiro). Spiro is a provider of home medical equipment and supplies. The total consideration paid at closing consisted of a cash payment of $66.1 million, the issuance of 244,641 shares of the Company’s Class A Common Stock, and a potential contingent consideration payment of up to $1.0 million, which was determined to be the fair value at the acquisition date and such amount was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting.

On June 1, 2021, the Company acquired 100% of the equity interests of Healthy Living Medical Supply, LLC (Healthy Living). Healthy Living is a provider of continuous glucose monitors and insulin pumps. The total consideration paid at closing consisted of a cash payment of $47.0 million and the issuance of 196,779 shares of the Company’s Class A Common Stock.

On July 1, 2021, the Company acquired 100% of the equity interests of Agilis Med Holdings, LLC (Agilis). Agilis is an e-commerce retailer of sleep apnea and respiratory equipment in the United States. The total consideration paid at closing consisted of a cash payment of $30.8 million, the issuance of 538,079 shares of the Company’s Class A Common Stock, and a potential contingent consideration payment of up to $1.0 million, which was determined to be the

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

fair value at the acquisition date and such amount was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting. Such amount is included in other current liabilities in the accompanying consolidated balance sheets at September 30, 2022 based on the expected payment date. In October 2020, the Company acquired a minority interest in Agilis, which was being accounted for under the equity method of accounting prior to the July 2021 transaction. The carrying value of such investment was $8.1 million at the July 2021 transaction date. The fair value of the equity method investment was $10.0 million at the July 2021 transaction date. In connection with the accounting for the July 2021 transaction, the Company recorded goodwill of $10.0 million and eliminated the carrying value of the equity method investment of $8.1 million and recorded a gain on equity method of investment of $1.9 million, which is included in other loss (income), net in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2021.

On July 1, 2021, the Company acquired 100% of the equity interests of WeCare Medical, LLC (WeCare). WeCare is a distributor of durable medical equipment and supplies in the United States. The total consideration paid at closing consisted of a cash payment of $34.8 million and the issuance of 231,866 shares of the Company’s Class A Common Stock.

In addition, during the nine months ended September 30, 2021, the Company acquired 100% of the equity interests of ten providers of home medical equipment and acquired certain assets of the durable medical equipment business of a provider of home medical equipment. The aggregate total consideration paid for these acquisitions consisted of cash payments of $121.7 million, the issuance of 306,569 shares of the Company’s Class A Common Stock, and deferred payment liabilities of $1.2 million.

The following table summarizes the consideration paid at closing for all acquisitions during the nine months ended September 30, 2021 (in thousands):

	AeroCare	Spiro	Healthy Living	Agilis	We Care	Other	Total
Cash	$1,152,768	$66,101	$47,048	$30,842	$34,833	$121,710	$1,453,302
Equity	1,220,342	7,109	5,057	14,668	6,321	7,703	1,261,200
Contingent consideration	—	1,000	—	1,000	—	—	2,000
Deferred payments	—	—	—	—	—	1,162	1,162
Total	$2,373,110	$74,210	$52,105	$46,510	$41,154	$130,575	$2,717,664

The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the nine months ended September 30, 2021 was allocated as follows during that period (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	AeroCare	Spiro	Healthy Living	Agilis	We Care	Other	Total
Cash	$27,686	$2,132	$580	$1,170	$458	$2,673	$34,699
Accounts receivable	75,916	8,526	7,471	—	6,355	20,900	119,168
Inventory	27,612	4,939	2,948	2,478	1,488	6,219	45,684
Prepaid and other current assets	3,522	152	254	—	—	2,466	6,394
Equipment and other fixed assets	190,755	2,148	1,201	—	8,170	13,076	215,350
Operating lease right-of-use assets	55,132	2,738	1,366	490	970	12,176	72,872
Goodwill	2,096,850	62,640	41,955	52,938	29,080	102,688	2,386,151
Identifiable intangible assets	122,800	1,000	1,300	500	400	2,400	128,400
Other assets	1,178	16	—	—	—	—	1,194
Deferred tax liabilities	(64,916)	—	—	—	(3,358)	425	(67,849)
Accounts payable and accrued expenses	(82,722)	(5,148)	(3,604)	(576)	(1,439)	(13,921)	(107,410)
Contract liabilities	(14,495)	—	—	—	—	(124)	(14,619)
Other current liabilities	(10,021)	—	—	—	—	(1,555)	(11,576)
Other long-term liabilities	(1,055)	—	—	—	—	—	(1,055)
Operating lease obligations	(55,132)	(2,738)	(1,366)	(490)	(970)	(12,176)	(72,872)
Capital lease obligations	—	(2,195)	—	—	—	(4,672)	(6,867)
Net assets acquired	$2,373,110	$74,210	$52,105	$56,510	$41,154	$130,575	$2,727,664

During the nine months ended September 30, 2021, the Company received net cash of $0.7 million relating to working capital and other adjustments associated with businesses that were acquired during 2020, which was recorded as a decrease to goodwill during the period.

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

(in thousands) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$756,495	$722,406	$2,195,434	$2,140,382

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Operating income	$52,949	$83,788	$163,630	$195,945

Results of Businesses Acquired

The following table presents the amount of net revenue and operating income (loss) in the period of acquisition since the respective acquisition dates for the acquisitions described above that is included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$5,062	$289,604	$10,764	$680,460
Operating income (loss)	$(726)	$37,454	$(333)	$95,143

(4)          Equipment and Other Fixed Assets

Equipment and other fixed assets as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Patient medical equipment	$711,300	$533,760
Delivery vehicles	36,089	36,213
Other	83,816	50,208
	831,205	620,181
Less accumulated depreciation	(358,149)	(221,604)
	$473,056	$398,577

For the three months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $82.4 million and $59.7 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $218.9 million and $146.5 million, respectively.

(5)          Goodwill and Identifiable Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the nine months ended September 30, 2022 was as follows (in thousands):

Gross carrying
amount
Balance at December 31, 2021	$3,512,567
Goodwill from acquisitions	11,788
Net cash receipts relating to prior acquisitions	(188)
Net increase relating to measurement period adjustments	832
Balance at September 30, 2022	$3,524,999

Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the identification of a triggering event. Triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating results or cash flows, and

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

declines in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital. During the three months ended March 31, 2022, the Company experienced a decline in its market capitalization as a result of a decline in the Company’s stock price. The Company considered such decline to represent a triggering event requiring management to perform a quantitative goodwill impairment assessment as of March 31, 2022. Based on the results of the quantitative goodwill impairment assessment, it was concluded that the estimated fair value of the Company’s reporting unit was greater than its carrying value, as such, the Company did not record a goodwill impairment charge during the three months ended March 31, 2022. No such triggering events were identified during the three months ended September 30, 2022. The Company did not record a goodwill impairment charge during the three and nine months ended September 30, 2022 and 2021. Subsequent to September 30, 2022, the Company has not experienced a decline in its market capitalization, however, if the Company were to experience a decline for a sustained period of time, the Company may be required to perform a quantitative goodwill impairment assessment at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.

As discussed in Note 3, Acquisitions, during the nine months ended September 30, 2022, the Company received net cash of $0.2 million relating to working capital and other adjustments associated with businesses that were acquired during 2021, which was recorded as a decrease to goodwill during the period.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $22,294	$90,506	7.7
Payor contracts, net of accumulated amortization of $17,966	64,034	7.8
Contractual rental agreements, net of accumulated amortization of $39,433	14,767	1.0
Developed technology, net of accumulated amortization of $2,835	3,465	2.8
Identifiable intangible assets, net	$172,772

	December 31, 2021
		Weighted-Average
		Remaining Life (Years)
Tradenames, net of accumulated amortization of $12,705	$99,595	8.4
Payor contracts, net of accumulated amortization of $11,816	70,184	8.6
Contractual rental agreements, net of accumulated amortization of $26,158	28,042	1.8
Developed technology, net of accumulated amortization of $1,890	4,410	3.5
Identifiable intangible assets, net	$202,231

Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $10.0 million and $30.0 million for the three and nine months ended September 30, 2022, respectively. Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $10.1 million and $34.4 million for the three and nine months ended September 30, 2021, respectively.

Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Twelve months ending September 30,
2023	$37,043
2024	22,276
2025	21,828
2026	19,618
2027	18,190
Thereafter	53,817
Total	$172,772

The Company recorded no impairment charges related to identifiable intangible assets during the three and nine months ended September 30, 2022 and 2021.

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

The following table presents the valuation of the Company’s financial assets and liabilities as of September 30, 2022 and December 31, 2021 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of September 30, 2022 and December 31, 2021. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
September 30, 2022
Assets
Money market accounts	$11	$—	$—
Interest rate swap agreements-short term	—	4,471	—
Interest rate swap agreements-long term	—	5,621	—
Total assets measured at fair value	$11	$10,092	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$14,527
Warrant liability	—	—	38,516
Total liabilities measured at fair value	$—	$—	$53,043

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

(in thousands)	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money market accounts	$14	$—	$—
Total assets measured at fair value	$14	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$13,500
Acquisition-related contingent consideration-long term	—	—	6,800
Interest rate swap agreements-short term	—	5,098	—
Interest rate swap agreements-long term	—	2,359	—
Warrant liability	—	—	57,764
Total liabilities measured at fair value	$—	$7,457	$78,064

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2022 and December 31, 2021 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

Acquisition-Related Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income in the Company’s consolidated statements of operations. At September 30, 2022, contingent consideration liabilities of $14.5 million were included in other current liabilities in the accompanying consolidated balance sheets. At December 31, 2021, contingent

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

consideration liabilities of $13.5 million and $6.8 million were included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the nine months ended September 30, 2022 and 2021 is as follows (in thousands):

Nine Months Ended September 30, 2022	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$20,300	$—	$(6,250)	$477	$—	$14,527

Nine Months Ended September 30, 2021
Contingent consideration - Level 3 liabilities	$33,540	$2,000	$(18,200)	$1,135	$173	$18,648

Warrant Liability

The warrant liability represents the estimated fair value of the Company’s outstanding private warrants. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. Refer to Note 10, Stockholders’ Equity, for additional discussion of the warrant liability.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents the Company’s hierarchy for non-financial assets measured at fair value on a non-recurring basis (in thousands):

	September 30,	December 31,
	2022	2021
Assets:
Goodwill (Level 3)	$3,524,999	$3,512,567
Identifiable intangible assets, net (Level 3)	$172,772	$202,231

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

(7)          Derivative Instruments and Hedging Activities

The Company records all derivatives on its consolidated balance sheet at fair value. As of September 30, 2022 and December 31, 2021, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional amount associated with interest rate swap agreements that were outstanding as of September 30, 2022 and December 31, 2021 was $250 million and have maturity dates in February 2023 and March 2024. In April 2022, the Company entered into additional forward-dated interest rate swap agreements with third parties in which the Company will pay a fixed interest rate and receive a rate equal to the one month-LIBOR. The purpose of these forward-dated interest rate swap agreements is to ensure that the Company operates within its derivatives policy by maintaining a total notional amount of $250 million under the Company’s outstanding interest rate swap agreements through the maturity date of the Company’s current credit agreement. These forward-dated interest rate swap agreements become effective in February 2023 and March 2024 and mature in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021

Balance Sheet Location	Asset (Liability)
Other current assets	$4,471	$—
Other long-term assets	5,621	—
Other current liabilities	—	(5,098)
Other long-term liabilities	—	(2,359)
Total	$10,092	$(7,457)

During the three months ended September 30, 2022 and 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $8.5 million and $1.4 million, respectively, in other comprehensive income. In addition, during the three months ended September 30, 2022 and 2021, $0.8 million and $0.8 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $17.5 million and $5.4 million, respectively, in other comprehensive income. In addition, during the nine months ended September 30, 2022 and 2021, $2.2 million and $2.1 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.

(8)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	September 30,	December 31,
	2022	2021
Accounts payable	$238,203	$248,027
Employee-related accruals	50,539	34,370
Accrued interest	9,924	30,103
Other	48,254	45,884
Total	$346,920	$358,384

(9)          Debt

The following is a summary of long term-debt as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Secured term loans	$770,000	$785,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(27,912)	(31,448)
	2,192,088	2,203,552
Current portion	(30,000)	(20,000)
Long-term portion	$2,162,088	$2,183,552

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

Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. The Company was in compliance with all debt covenants as of September 30, 2022.

Secured Term Loans

The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. At September 30, 2022 and December 31, 2021, there was $770 million and $785 million, respectively, outstanding under the 2021 Term Loan. The interest rate under the 2021 Term Loan was 4.56% at September 30, 2022.

Revolving Credit Facility

During the nine months ended September 30, 2022, the Company had no borrowings under the 2021 Revolver, and there was $0 outstanding under the 2021 Revolver at September 30, 2022. During the nine months ended September 30, 2021, the Company borrowed $365.0 million under revolving credit loans pursuant to the 2021 Credit Agreement, which were all repaid during the period. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. At September 30, 2022, after consideration of stand-by letters of credit outstanding of $17.4 million, the remaining maximum borrowings available pursuant to the 2021 Revolver was $432.6 million.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

Note Payable

In March 2019, the Company signed a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, the Company issued a promissory note with a principal amount of $100 million (the Promissory Note). In connection with the transactions completed as part of the Business Combination, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. In June 2021, the Company repaid $71.8 million of the outstanding principal balance under the New Promissory Note. In connection with such repayment, the Company paid a debt prepayment penalty of $8.5 million, reflecting the previously disclosed 10% prepayment penalty plus an incremental amount negotiated as part of the prepayment transaction. In addition, the Company wrote off $1.4 million of unamortized deferred financing costs relating to the principal balance that was repaid. The prepayment penalty and the write-off of the unamortized deferred financing costs are included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the nine months ended September 30, 2021. In August 2021, the Company repaid the remaining outstanding principal balance of $71.7 million under the New Promissory Note. In connection with such repayment, the Company paid a debt prepayment penalty of $7.7 million, reflecting the previously disclosed 10% prepayment penalty plus an incremental amount negotiated as part of the prepayment transaction. In addition, the Company wrote off $0.6 million of unamortized deferred financing costs relating to the principal balance that was repaid. The prepayment penalty and the write-off of the unamortized deferred financing costs are included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021. The outstanding principal balance under the New Promissory Note bore interest at 12%.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

Preferred Stock

In June 2020, the Company entered into an exchange agreement (the Exchange Agreement) with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105.47 shares of Series B-1 Preferred Stock, par value $0.0001 per share. The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Common Stock in all cash dividends paid on the Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that following such

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

conversion, the number of shares of Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Common Stock of the Company. During the nine months ended September 30, 2021, 39,500 shares of Series B-1 Preferred Stock were converted into 3,950,000 shares of Common Stock. There were no such conversions during the nine months ended September 30, 2022.

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

Treasury Stock

On May 9, 2022, the Company’s board of directors authorized a share repurchase program for up to $200 million of the Company’s Common Stock through December 31, 2022 (the Share Repurchase Program). The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Shares of the Company’s Common Stock may be purchased from time to time on the open market, through privately negotiated transactions or otherwise. Purchases of the Company’s Common Stock may be started or stopped at any time without prior notice depending on market conditions and other factors. During the nine months ended September 30, 2022, the Company purchased 750,835 shares of the Company’s Common Stock for $14.0 million under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders’ equity.

Warrants

At the Closing of the Business Combination, the Company had 12,666,666 warrants outstanding. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of Common Stock at a price below its exercise price. During the nine months ended September 30, 2022, 184,870 warrants were exercised in cashless transactions resulting in the issuance of 87,553 shares of Common Stock. There were no warrants exercised during the nine months ended September 30, 2021. As of September 30, 2022, the Company had 3,871,557 warrants outstanding, which have an expiration date of November 20, 2024.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

A reconciliation of the changes in the warrant liability during the nine months ended September 30, 2022 and 2021 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2021	$57,764
Change in estimated fair value of the warrant liability	(17,145)
Reclassification of warrant liability to equity for exercised warrants	(2,103)
Estimated fair value of warrant liability at September 30, 2022	$38,516

Estimated fair value of warrant liability at December 31, 2020	$113,905
Change in estimated fair value of the warrant liability	(57,359)
Estimated fair value of warrant liability at September 30, 2021	$56,546

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

A reconciliation of the changes in the contingent consideration common shares liability during the nine months ended September 30, 2021 was as follows (in thousands):

Estimated fair value of contingent consideration common shares liability at December 31, 2020	$70,477
Change in estimated fair value of the contingent consideration common shares liability	(34,050)
Estimated fair value of contingent consideration common shares liability at September 30, 2021	$36,427

Equity-based Compensation

In connection with the Company’s 2019 Stock Incentive Plan (the 2019 Plan), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. At September 30, 2022, the 2019 Plan permits the grant of up to 10,000,000 shares of Common Stock, subject to certain adjustments and limitations. At September 30, 2022, 2,124,163 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.

Stock Options

There were no stock options granted during the nine months ended September 30, 2022. The following table provides the activity regarding the Company’s outstanding stock options during the nine months ended September 30, 2022 that were granted in connection with the 2019 Plan (in thousands, except per share data):

		Weighted-Average
		Grant Date	Weighted-Average	Weighted-Average
	Number of	Fair Value	Exercise Price	Remaining
	Options	per Share	per Share	Contractual Term
Outstanding, December 31, 2021	2,219	$3.75	$19.36
Activity - none	—
Outstanding, September 30, 2022	2,219	$3.75	$19.36	6.3 Years

The following table provides the activity for all outstanding stock options during the nine months ended September 30, 2022 (in thousands, except per share data):

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining
	Options	per Share	Contractual Term
Outstanding, December 31, 2021	5,766	$11.26
Exercised	(509)	$6.79
Outstanding, September 30, 2022	5,257	$11.72	5.7 Years

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

During the nine months ended September 30, 2022, 194,002 stock options were exercised resulting in $1.4 million of cash proceeds received by the Company and the issuance of 194,002 shares of the Company’s Common Stock. Also, during the nine months ended September 30, 2022, 315,349 stock options were exercised on a cashless basis resulting in the issuance of 131,741 shares of the Company’s Common Stock.

Restricted Stock

During the nine months ended September 30, 2022, the Company granted 212,883 shares of restricted stock to various employees which vest ratably over the three or four-year periods following the vesting commencement date (which is generally the grant date), subject to the employees’ continuous employment through the applicable vesting date, and if applicable, subject to certain performance conditions. The grant-date fair value of these awards was $3.9 million. During the nine months ended September 30, 2022, the Company granted 81,347 shares of restricted stock to its non-employee directors, which vest approximately one year following the grant date. The grant-date fair value of these awards was $1.5 million.

During the nine months ended September 30, 2022, the Company granted 317,554 shares of restricted stock units to senior executive management of the Company. These awards vest ratably over the three-year period following the grant date, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $5.7 million. In addition, during the nine months ended September 30, 2022, the Company granted 317,554 shares of performance-vested restricted stock units (Performance RSUs) to senior executive management of the Company. The Performance RSUs will vest on the third anniversary of the grant date subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return (Relative TSR) performance versus the Company’s defined peer group (the Peer Group), and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $8.7 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):

●	Less than 25th Percentile – No payout
●	Greater than or equal to 25th Percentile – 50% of Performance RSUs
●	Equal to 50th Percentile – 100% of Performance RSUs
●	Greater than or equal to 75th Percentile – 200% of Performance RSUs

Activity related to the Company’s non-vested restricted stock grants for the nine months ended September 30, 2022 is presented below (in thousands, except per share data):

	Number of Shares of	Weighted-Average Grant Date
	Restricted Stock	Fair Value per Share
Non-vested balance, December 31, 2021	2,195	$19.58
Granted	929	$21.26
Vested	(461)	$24.43
Forfeited	(96)	$21.96
Non-vested balance, September 30, 2022	2,567	$22.60

Incentive Units

AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) to certain members of management. The 2019 Incentive Units were intended to constitute profits interests and were granted for purposes of enabling such individuals to participate in the long-term growth and financial success of the Company and were issued

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense of $5.6 million during the three months ended September 30, 2022, of which $4.0 million and $1.6 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $5.4 million during the three months ended September 30, 2021, of which $3.4 million and $2.0 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $16.8 million during the nine months ended September 30, 2022, of which $11.5 million and $5.3 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $21.4 million during the nine months ended September 30, 2021, of which $14.5 million and $6.9 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. At September 30, 2022, there was $40.5 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.1 years.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Computations of basic and diluted net income per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income attributable to AdaptHealth Corp.	$16,122	$58,092	$71,904	$133,233
Less: Earnings allocated to participating securities (1)	1,360	5,002	6,079	12,572
Net income for basic EPS	$14,762	$53,090	$65,825	$120,661
Change in fair value of warrant liability (2)	—	(16,737)	(17,145)	(57,359)
Change in fair value of contingent consideration common shares liability (2)	—	(8,145)	—	(27,718)
Net income for diluted EPS	$14,762	$28,208	$48,680	$35,584

Denominator (1) (2)
Basic weighted-average common shares outstanding	134,227	131,684	134,186	124,228
Add: Warrants (2)	—	2,245	1,436	2,598
Add: Contingent Consideration Common Shares (2)	—	2,000	—	2,000
Add: Stock options	2,903	3,794	2,669	4,112
Add: Unvested restricted stock	453	599	308	700
Diluted weighted-average common shares outstanding	137,583	140,322	138,599	133,638

Basic net income per share	$0.11	$0.40	$0.49	$0.97
Diluted net income per share	$0.11	$0.20	$0.35	$0.27

(1)	The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
(2)	For the nine months ended September 30, 2022, and the three and nine months ended September 30, 2021, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net income per share. For the three and nine months ended September 30, 2021, the impact to earnings from the change in fair value of the Company’s contingent consideration common shares liability is excluded from the numerator, and the corresponding security is considered for inclusion in the denominator, for purposes of computing diluted net income per share. These adjustments are included as the effect of the numerator and denominator adjustments for these derivative instruments is dilutive as a result of the non-cash gains recorded for the change in fair value of these instruments during the periods.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income per share for the three and nine months ended September 30, 2022 and 2021 because to do so would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Preferred Stock	12,406	12,406	12,406	12,944
Warrants	1,706	—	—	—
Stock options	468	—	468	—
Unvested restricted stock	108	—	221	—
Total	14,688	12,406	13,095	12,944

In addition, there are 1,000,000 shares relating to the Contingent Consideration Common Shares that were not included in the diluted net income per share computation for the three and nine months ended September 30, 2022 as the corresponding average stock price hurdle for issuing these contingently issuable shares would not have been met as of the September 30, 2022 reporting date. As discussed in note 10, Stockholders’ Equity, the measurement date is December 31, 2022 for these shares and they will be issued at such time if they are earned.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

The following table presents information about the Company’s right-of-use assets and lease liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	Consolidated Balance Sheets Line Item	September 30, 2022	December 31, 2021
Right-of-use (ROU) assets:
Operating lease ROU assets	Operating lease right-of-use assets	$128,635	$147,760
Finance lease ROU assets	Equipment and other fixed assets, net	1,056	17,410
Total ROU assets		$129,691	$165,170
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease obligations	$28,769	$31,418
Noncurrent operating lease liabilities	Operating lease obligations, less current portion	103,859	120,180
Total operating lease liabilities		$132,628	$151,598
Finance lease liabilities:
Current finance lease liabilities	Current portion of finance lease obligations	$2,695	$15,446
Noncurrent finance lease liabilities	Other long-term liabilities	—	132
Total finance lease liabilities		$2,695	$15,578

The following table presents information about lease costs and expenses and sublease income for the three and nine months ended September 30, 2022 and 2021 (in thousands). The amounts below are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$9,248	$9,837	$28,547	$27,695
Finance lease costs:
Amortization of ROU assets	$640	$8,487	$7,266	$27,549
Other lease costs and income:
Variable leases costs (1)	$3,728	$3,784	$12,680	$10,061
Sublease income	$336	$405	$1,019	$911
Short-term lease costs	$—	$4,093	$—	$19,905

(1)	Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	6.2 years	6.7 years
Finance leases	0.5 year	1.0 year
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	3.9%	3.8%

The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of September 30, 2022 (in thousands):

	Operating Leases	Finance Leases
2022	$8,778	$1,920
2023	31,757	795
2024	26,347	—
2025	21,966	—
2026	16,158	—
Thereafter	47,027	—
Total future undiscounted lease payments	$152,033	$2,715
Less: amount representing interest	(19,405)	(20)
Present value of future lease payments (lease liability)	$132,628	$2,695

The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash payments for operating leases	$28,416	$27,154
Financing cash payments for finance leases	$14,219	$31,043
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$5,411	$84,212
Finance leases	$1,335	$22,902

(13)          Income Taxes

The Company is subject to U.S. federal, state, and local income taxes. For the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of $5.6 million and $12.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $20.0 million and $22.8 million, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

As of September 30, 2022 and December 31, 2021, the Company had an unrecognized tax benefit of $4.0 million.

Tax Receivable Agreement

AdaptHealth Corp. is party to a Tax Receivable Agreement (TRA) with certain current and former members of AdaptHealth Holdings. The TRA provides for the payment by AdaptHealth Corp. of 85% of the tax savings, if any, that AdaptHealth Corp. realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis resulting from exchanges of New AdaptHealth Units and shares of Class B Common Stock; (ii) certain tax attributes of the corresponding sellers existing prior to an exchange; (iii) imputed interest deemed to be paid by AdaptHealth Corp. as a result of payments it makes under the TRA; and (iv) certain increases in tax basis resulting from payments AdaptHealth Corp. makes under the TRA.

During the nine months ended September 30, 2022, the Company recognized an expense of $4.5 million related to changes in the estimated liability related to the TRA as a result of settling the current portion of the contingent consideration common shares liability during the period, which is included in Other loss (income), net in the accompanying consolidated statement of operations. During the nine months ended September 30, 2021, the Company increased the estimated liability related to the TRA through an aggregate $146.5 million reduction in additional paid-in capital resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the nine months ended September 30, 2021, the Company increased its deferred tax asset by $163.3 million through an increase in additional paid-in-capital resulting from these exchanges and other increases of AdaptHealth Corp.’s ownership interest in AdaptHealth Holdings.

At September 30, 2022, the Company had a liability recorded relating to the TRA of $304.8 million, of which $5.9 million and $298.9 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2021, the Company had a liability recorded relating to the TRA of $300.3 million, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

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

(15)        Related Party Transactions

The Company and one of its executive officers and shareholder own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $1.8 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. The expense related to this vendor was $4.9 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of September 30, 2022 and December 31, 2021, the Company had an immaterial outstanding accounts payable balance to this vendor.

ADAPTHEALTH CORP. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was less than 1.0% of the Company’s consolidated net revenue during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.

A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of September 30, 2022. This beneficial owner is also a minority shareholder of a vendor that provides equipment and supplies to the Company in the normal course of business. Purchases from this vendor were approximately $20.3 million and $49.8 million, respectively, for the three and nine months ended September 30, 2022. As of September 30, 2022, the Company had $12.6 million in outstanding accounts payable to this vendor. Purchases from this vendor for the three and nine months ended September 30, 2021 and the outstanding accounts payable to this vendor as of December 31, 2021 were immaterial.

A regional manager of the Company is a partial owner of a business which provides contract labor to the Company. Payments to this service provider were $5.7 million and $4.3 million, respectively, for the three months ended September 30, 2022 and 2021, and $16.2 million and $13.7 million, respectively, for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, the Company had $2.2 million in outstanding accounts payable to this service provider. The outstanding accounts payable to this service provider as of December 31, 2021 was immaterial.

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

AdaptHealth Corp. Overview

AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of September 30, 2022, AdaptHealth serviced approximately 3.9 million patients annually in all 50 states through its network of approximately 750 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

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

AdaptHealth increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and were applied to services provided and revenue recognized during the period in which the recoupment occurred, which impacted AdaptHealth’s cash receipts for services provided during the period in which amounts were recouped. As of September 30, 2022 the recoupment period has ended, and any remaining amounts not recouped will be repaid by AdaptHealth to CMS. As of September 30, 2022, the remaining amount of the CMS advance payments that had not yet been recouped was $3.2 million, which is included in other current liabilities in the consolidated balance sheets. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million. Subsequent to April 2020, AdaptHealth completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, AdaptHealth recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. As of December 31, 2021, AdaptHealth had recognized all of the PRF payments it has received and the liabilities assumed for PRF payments received from acquired companies as grant income, as it was determined that AdaptHealth has complied with the conditions associated with the grant. As such, there is no liability recorded in AdaptHealth’s interim consolidated financial statements relating to the PRF payments as of September 30, 2022.

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

Also, as permitted under the CARES Act, AdaptHealth elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, AdaptHealth deferred $8.6 million under this provision. AdaptHealth paid $4.3 million on January 4, 2022 and the remaining balance of $4.3 million is expected to be paid shortly after December 31, 2022. As of September 30, 2022, $4.3 million is included in other current liabilities in the consolidated balance sheets.

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material impact on AdaptHealth’s consolidated operating results initially, AdaptHealth has experienced declines in net revenue in certain services associated with elective medical procedures (such as commencement of new CPAP services and medical equipment and orthopedic supply related to facility discharges), and such declines may continue during the duration of the COVID-19 pandemic. Offsetting these declines in net revenue, AdaptHealth has experienced an increase in net revenue related to increased demand for certain respiratory products (such as oxygen), increased sales in its resupply businesses (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders) and the one-time sale of certain respiratory equipment (primarily ventilators, bi-level PAP devices and oxygen concentrators) to hospitals and local health agencies. Additionally, the suspension of Medicare sequestration (which had resulted in an approximate 2% increase in Medicare payments to all providers through March 31, 2022 and a 1% increase from April 1, 2022 through June 30, 2022), and regulatory guidance from CMS expanding telemedicine and reducing documentation requirements during the emergency period, have resulted in increased net revenues for certain products and services. However, while the emergency period has been extended, Medicare sequestration has resumed on July 1, 2022 and will result in a reduction of 2% applied to all Medicare Fee-for-Service claims.

The full extent of the impact of the COVID-19 pandemic on AdaptHealth’s business, results of operations, and financial condition is highly uncertain and will depend on future developments and numerous evolving factors that it may not be able to accurately predict, and could be material to AdaptHealth’s consolidated financial statements in future reporting periods.

Impact of Inflation

Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. The cost to manufacture and distribute the equipment and products that AdaptHealth provides to patients is influenced by the cost of materials, labor, and transportation, including fuel costs. AdaptHealth has recently experienced inflationary pressure and higher costs as a result of the increasing cost of materials, labor and transportation. The increase in the cost of equipment and products is due in part to a shortage in the availability of certain products, the higher cost of shipping, and general inflationary cost increases. Additionally, it is not certain that AdaptHealth will be able to pass increased costs onto customers to offset inflationary pressures. Continuing increases in inflation could impact the overall demand for AdaptHealth’s products and services, its costs for labor, equipment and products, and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. In addition, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect AdaptHealth’s financial results. Although there have been recent increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s primary mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescribing, ordering and delivery.

Key Components of Operating Results

Net Revenue. Net revenue is recorded for services that AdaptHealth provides to patients for home healthcare equipment, medical supplies to the home and related services. AdaptHealth’s primary service lines are (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from OSA, (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. Revenues are recorded either (x) at a point in time for the sale of supplies and disposables, or (y) over the service period for equipment rental (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment), at amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers. Certain trends or uncertainties that may have a material impact on revenue growth and operating results include the Company’s ability to obtain new patient starts and to generate referrals from patient referral sources and the ability to meet the increased demand considering supply chain issues and inflationary pressures.

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

Factors Affecting AdaptHealth’s Operating Results

AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Acquisitions

AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. Refer to Note 3, Acquisitions, included in our interim consolidated financial statements for the three and nine months ended September 30, 2022 included in this Quarterly Report on Form 10-Q for additional information regarding AdaptHealth’s acquisitions.

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

	Three Months Ended
	September 30, 2022		September 30, 2021
Net Revenue		Revenue		Revenue
(dollars in thousands)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)
Net sales revenue:
Sleep	$198,206	26.2%	$173,359	26.5%
Diabetes	169,075	22.3%	134,228	20.5%
Supplies to the home	47,793	6.3%	42,441	6.5%
Respiratory	9,734	1.3%	6,228	1.0%
HME	29,463	3.9%	29,919	4.6%
Other	58,252	7.7%	45,996	7.0%
Total net sales revenue	$512,523	67.7%	$432,171	66.1%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$72,423	9.6%	$62,755	9.7%
Diabetes	4,211	0.6%	3,722	0.6%
Respiratory	130,618	17.3%	117,918	18.0%
HME	25,482	3.4%	26,043	4.0%
Other	11,238	1.4%	10,684	1.6%
Total net revenue from fixed monthly equipment reimbursements	$243,972	32.3%	$221,122	33.9%

Total net revenue:
Sleep	$270,629	35.8%	$236,114	36.2%
Diabetes	173,286	22.9%	137,950	21.1%
Supplies to the home	47,793	6.3%	42,441	6.5%
Respiratory	140,352	18.6%	124,146	19.0%
HME	54,945	7.3%	55,962	8.6%
Other	69,490	9.1%	56,680	8.6%
Total net revenue	$756,495	100.0%	$653,293	100.0%

	Nine Months Ended
	September 30, 2022		September 30, 2021
Net Revenue		Revenue		Revenue
(dollars in thousands)	Dollars	Percentage	Dollars	Percentage

	(Unaudited)

Net sales revenue:
Sleep	$585,234	26.7%	$465,372	26.6%
Diabetes	482,693	22.0%	352,559	20.1%
Supplies to the home	131,539	6.0%	126,479	7.2%
Respiratory	25,770	1.2%	25,003	1.4%
HME	89,828	4.1%	82,588	4.7%
Other	166,068	7.6%	98,032	5.6%
Total net sales revenue	$1,481,132	67.6%	$1,150,033	65.6%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$196,022	8.9%	$177,199	10.1%
Diabetes	12,191	0.6%	9,791	0.6%
Respiratory	392,063	17.9%	312,900	17.9%
HME	76,754	3.5%	70,854	4.0%
Other	32,150	1.5%	31,652	1.8%
Total net revenue from fixed monthly equipment reimbursements	$709,180	32.4%	$602,396	34.4%

Total net revenue:
Sleep	$781,256	35.6%	$642,571	36.7%
Diabetes	494,884	22.6%	362,350	20.7%
Supplies to the home	131,539	6.0%	126,479	7.2%
Respiratory	417,833	19.1%	337,903	19.3%
HME	166,582	7.6%	153,442	8.7%
Other	198,218	9.1%	129,684	7.4%
Total net revenue	$2,190,312	100.0%	$1,752,429	100.0%

Certain prior period amounts in the tables above have been reclassified to conform to the current period presentation. These reclassifications are considered immaterial to all periods presented.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021.

The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$756,495	100.0%	$653,293	100.0%	$103,202	15.8%
Costs and expenses:
Cost of net revenue	646,714	85.5%	529,887	81.1%	116,827	22.0%
General and administrative expenses	40,681	5.4%	33,006	5.1%	7,675	23.3%
Depreciation and amortization, excluding patient equipment depreciation	16,151	2.1%	14,690	2.2%	1,461	9.9%
Total costs and expenses	703,546	93.0%	577,583	88.4%	125,963	21.8%
Operating income	52,949	7.0%	75,710	11.6%	(22,761)	(30.1)%
Interest expense, net	28,521	3.8%	24,252	3.7%	4,269	17.6%
Change in fair value of warrant liability	1,364	0.2%	(16,737)	(2.6)%	18,101	NM %
Change in fair value of contingent consideration common shares liability	—	—%	(10,006)	(1.5)%	10,006	NM %
Loss on extinguishment of debt	—	—%	8,240	1.3%	(8,240)	NM %
Other loss (income), net	257	—%	(452)	(0.1)%	709	NM %
Income before income taxes	22,807	3.0%	70,413	10.8%	(47,606)	(67.6)%
Income tax expense	5,580	0.7%	12,147	1.9%	(6,567)	NM %
Net income	17,227	2.3%	58,266	8.9%	(41,039)	(70.4)%
Income attributable to noncontrolling interest	1,105	0.1%	174	—%	931	NM %
Net income attributable to AdaptHealth Corp.	$16,122	2.2%	$58,092	8.9%	$(41,970)	(72.2)%

Net Revenue. Net revenue for the three months ended September 30, 2022 and 2021 was $756.5 million and $653.3 million, respectively, an increase of $103.2 million or 15.8%. The increase in net revenue was driven primarily by acquisitions completed after July 1, 2021, which increased net revenue by $63.2 million. The increase in net revenue from non-acquired businesses was $39.6 million. Additionally, net revenue during the three months ended September 30, 2022 and 2021 was impacted by a recall of certain ventilator, BiPAP, and CPAP devices supplied to AdaptHealth by Philips Respironics (Philips). On June 14, 2021, AdaptHealth received notice from Philips that these devices would be included in a Philips voluntary recall due to potential health risks to patients. Currently, it is not possible to purchase these products from Philips, which has led to shortages in the supply chain, and other suppliers are unable to meet the strong patient demand for these products, which has materially affected AdaptHealth’s ability to service patient demand for these devices during the three months ended September 30, 2022.

For the three months ended September 30, 2022, net sales revenue (recognized at a point in time) comprised 68% of total net revenue, compared to 66% of total net revenue for the three months ended September 30, 2021. For the three months ended September 30, 2022, net revenue from fixed monthly equipment reimbursements comprised 32% of total net revenue, compared to 34% of total net revenue for the three months ended September 30, 2021.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Cost of products and supplies	$299,532	39.6%	$246,459	37.7%	$53,073	21.5%
Salaries, labor and benefits	195,669	25.9%	160,363	24.5%	35,306	22.0%
Patient equipment depreciation	76,180	10.1%	55,152	8.4%	21,028	38.1%
Other operating expenses	56,965	7.5%	52,908	8.2%	4,057	7.7%
Rent and occupancy	16,789	2.2%	13,068	2.0%	3,721	28.5%
Equity-based compensation	1,579	0.2%	1,937	0.3%	(358)	(18.5)%
Total cost of net revenue	$646,714	85.5%	$529,887	81.1%	$116,827	22.0%

Cost of net revenue for the three months ended September 30, 2022 and 2021 was $646.7 million and $529.9 million, respectively, an increase of $116.8 million or 22.0%. Costs of products and supplies increased by $53.1 million primarily as a result of acquisition growth, increased product costs, increased net sales revenue, and general inflationary cost increases. Salaries, labor and benefits increased by $35.3 million, primarily related to acquisition growth, increased headcount, higher wages and commissions, and workforce wage pressure driven by inflation. The increase in rent and occupancy and other operating expenses is primarily related to acquisition growth and general inflationary cost increases. The increase in other operating expenses includes increased shipping costs, including fuel costs which have increased by $1.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Cost of net revenue was 85.5% of net revenue for the three months ended September 30, 2022 compared to 81.1% for the three months ended September 30, 2021. The cost of products and supplies was 39.6% of net revenue in the 2022 period compared to 37.7% in the 2021 period. Salaries, labor and benefits was 25.9% of net revenue in the 2022 period compared to 24.5% in the 2021 period. Patient equipment depreciation was 10.1% of net revenue in the 2022 period compared to 8.4% in the 2021 period, primarily as a result of a change in product mix.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2022 and 2021 were $40.7 million and $33.0 million, respectively, an increase of $7.7 million or 23.3%. This increase is primarily due to higher professional fees including legal, accounting, information-technology, and consulting expenses associated with systems implementation activities and post-implementation support services, offset by lower transaction costs as there was less acquisition activity in the third quarter of 2022 compared to the prior period. General and administrative expenses as a percentage of net revenue was 5.4% in the 2022 period, compared to 5.1% in the 2021 period. General and administrative expenses in the 2022 period included $1.2 million of transaction costs, $4.0 million of equity-based compensation expense, and other non-recurring expenses of $8.5 million. General and administrative expenses in the 2021 period included $4.3 million of transaction costs, $3.4 million of equity-based compensation expense, and other non-recurring expenses of $0.2 million. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 3.6% and 3.8% in the 2022 period and the 2021 period, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended September 30, 2022 and 2021 was $16.2 million and $14.7 million, respectively, an increase of $1.5 million. The increase was primarily related to higher depreciation expense associated with fixed assets excluding patient equipment.

Interest Expense. Interest expense for the three months ended September 30, 2022 and 2021 was $28.5 million and $24.3 million, respectively. Interest expense related to long-term debt was higher in the 2022 period compared to the 2021 period as a result of higher long-term debt borrowings outstanding during that period and higher interest rates. Such borrowings were primarily used to fund acquisitions.

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying September 30, 2022 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash charge in the 2022 period and a non-cash gain in the 2021 period for the change in the estimated fair value of such liability during the respective periods.

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares, as discussed in Note 10, Stockholders’ Equity, to the accompanying September 30, 2022 interim consolidated financial statements. These shares were liability-classified through December 31, 2021, and the change in fair value of the contingent consideration common shares liability represents a non-cash gain in the 2021 period for the change in the estimated fair value of such liability during the period.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended September 30, 2021 consisted of a debt prepayment penalty in connection with the prepayment of the remaining outstanding balance of AdaptHealth’s note payable and the write-off of the associated unamortized deferred financing costs.

Other Loss (Income), net. Other loss, net for the three months ended September 30, 2022 consisted of $0.2 million of expenses associated with legal settlements and $0.1 million of other net charges. Other income, net for the three months ended September 30, 2021 consisted of $0.6 million of expenses associated with lease terminations, a $0.9 million charge for the increase in the fair value of contingent consideration liabilities related to acquisitions, offset by a $1.9 million gain in connection with the consolidation of an equity method investment.

Income Tax Expense. Income tax expense for the three months ended September 30, 2022 and 2021 was $5.6 million and $12.1 million, respectively. The decrease in income tax expense was primarily related to lower pre-tax income.

Comparison of Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021.

The following table summarizes AdaptHealth’s consolidated results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Net revenue	$2,190,312	100.0%	$1,752,429	100.0%	$437,883	25.0%
Costs and expenses:
Cost of net revenue	1,853,847	84.6%	1,417,305	80.9%	436,542	30.8%
General and administrative expenses	124,673	5.7%	132,584	7.6%	(7,911)	(6.0)%
Depreciation and amortization, excluding patient equipment depreciation	48,113	2.2%	46,014	2.6%	2,099	4.6%
Total costs and expenses	2,026,633	92.5%	1,595,903	91.1%	430,730	27.0%
Operating income	163,679	7.5%	156,526	8.9%	7,153	4.6%
Interest expense, net	78,905	3.6%	69,584	4.0%	9,321	13.4%
Change in fair value of warrant liability	(17,145)	(0.8)%	(57,359)	(3.3)%	40,214	NM %
Change in fair value of contingent consideration common shares liability	—	—%	(34,050)	(1.9)%	34,050	NM %
Loss on extinguishment of debt	—	—%	20,189	1.2%	(20,189)	NM %
Other loss, net	7,179	0.3%	698	—%	6,481	NM %
Income before income taxes	94,740	4.4%	157,464	8.9%	(62,724)	(39.8)%
Income tax expense	20,036	0.9%	22,782	1.3%	(2,746)	NM %
Net income	74,704	3.5%	134,682	7.6%	(59,978)	(44.5)%
Income attributable to noncontrolling interest	2,800	0.1%	1,449	0.1%	1,351	NM %
Net income attributable to AdaptHealth Corp.	$71,904	3.4%	$133,233	7.5%	$(61,329)	(46.0)%

Net Revenue. Net revenue for the nine months ended September 30, 2022 and 2021 was $2,190.3 million and $1,752.4 million, respectively, an increase of $437.9 million or 25.0%. Net revenue for the 2022 and 2021 periods included $0.4 million and $10.2 million, respectively, from referral partners and healthcare facilities in support of their urgent needs as the coronavirus pandemic led to an increased demand for respiratory equipment including ventilators and oxygen concentrators. Excluding this revenue, net revenue was $2,189.9 million and $1,742.2 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $447.7 million. The increase in net revenue was driven primarily by acquisitions completed after January 1, 2021, which increased net revenue by $412.1 million. The increase in net revenue from non-acquired businesses was $35.6 million. Additionally, net revenue during the nine months ended September 30, 2022, and to a lesser extent during the nine months ended September 30, 2021, was impacted by a recall of certain ventilator, BiPAP, and CPAP devices supplied to AdaptHealth by Philips Respironics (Philips). On June 14, 2021, AdaptHealth received notice from Philips that these devices would be included in a Philips voluntary recall due to potential health risks to patients. Currently, it is not possible to purchase these products from Philips, which has led to shortages in the supply chain, and other suppliers are unable to meet the strong patient demand for these products, which has materially affected AdaptHealth’s ability to service patient demand for these devices during the nine months ended September 30, 2022.

For the nine months ended September 30, 2022, net sales revenue (recognized at a point in time) comprised 68% of total net revenue, compared to 66% of total net revenue for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net revenue from fixed monthly equipment reimbursements comprised 32% of total net revenue, compared to 34% of total net revenue for the nine months ended September 30, 2021.

Cost of Net Revenue.

The following table summarizes cost of net revenue for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
		Revenue		Revenue	Increase/(Decrease)
(in thousands, except percentages)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(unaudited)
Cost of products and supplies	$871,072	39.8%	$667,027	38.1%	$204,045	30.6%
Salaries, labor and benefits	557,898	25.5%	427,065	24.3%	130,833	30.6%
Patient equipment depreciation	200,722	9.2%	134,813	7.7%	65,909	48.9%
Other operating expenses	171,904	7.8%	146,014	8.4%	25,890	17.7%
Rent and occupancy	46,978	2.1%	35,517	2.0%	11,461	32.3%
Equity-based compensation	5,273	0.2%	6,869	0.4%	(1,596)	(23.2)%
Total cost of net revenue	$1,853,847	84.6%	$1,417,305	80.9%	$436,542	30.8%

Cost of net revenue for the nine months ended September 30, 2022 and 2021 was $1,853.8 million and $1,417.3 million, respectively, an increase of $436.5 million or 30.8%. Costs of products and supplies increased by $204.0 million primarily as a result of acquisition growth, increased product costs, increased net sales revenue, and general inflationary cost increases. Salaries, labor and benefits increased by $130.8 million, primarily related to acquisition growth, increased headcount, higher wages and commissions, and workforce wage pressure driven by inflation. The increase in rent and occupancy and other operating expenses is primarily related to acquisition growth and general inflationary cost increases. The increase in other operating expenses includes increased shipping costs, including fuel costs which have increased by $2.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Cost of net revenue was 84.6% of net revenue for the nine months ended September 30, 2022 compared to 80.9% for the nine months ended September 30, 2021. The cost of products and supplies was 39.8% of net revenue in the 2022 period compared to 38.1% in the 2021 period. Salaries, labor and benefits was 25.5% of net revenue in the 2022 period compared to 24.3% in the 2021 period. Patient equipment depreciation was 9.2% of net revenue in the 2022 period compared to 7.7% in the 2021 period, primarily as a result of a change in product mix.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $124.7 million and $132.6 million, respectively, a decrease of $7.9 million or 6.0%. This decrease is primarily due to lower transaction costs as there was less acquisition activity in the 2022 period compared to the 2021 period and lower equity-based compensation expense, offset by higher professional fees including legal, accounting, information-technology, and consulting expenses associated with systems implementation activities and post-implementation support services, and higher labor costs associated with increased headcount and higher wages. General and administrative expenses as a percentage of net revenue was 5.7% in the 2022 period, compared to 7.6% in the 2021 period. General and administrative expenses in the 2022 period included $5.8 million of transaction costs, $11.5 million of equity-based compensation expense, and other non-recurring expenses of $11.9 million. General and administrative expenses in the 2021 period included $43.7 million of transaction costs, $14.5 million of equity-based compensation expense, and other non-recurring expenses of $1.3 million. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.4% and 4.2% in the 2022 period and the 2021 period, respectively.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the nine months ended September 30, 2022 and 2021 was $48.1 million and $46.0 million, respectively, an increase of $2.1 million. The increase was primarily related to higher depreciation expense associated with fixed assets excluding patient equipment, offset by lower amortization of intangible assets.

Interest Expense. Interest expense for the nine months ended September 30, 2022 and 2021 was $78.9 million and $69.6 million, respectively. Interest expense related to long-term debt was higher in 2022 compared to 2021 as a result of higher long-term debt borrowings outstanding during that period and higher interest rates. Such borrowings were primarily used to fund acquisitions.

Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying September 30, 2022 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2022 and 2021 periods for the change in the estimated fair value of such liability during the respective periods.

Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings are entitled to contingent consideration common shares, as discussed in Note 10, Stockholders’ Equity, to the accompanying September 30, 2022 interim consolidated financial statements. These shares were liability-classified through December 31, 2021, and the change in fair value of the contingent consideration common shares liability represents a non-cash gain in the 2021 period for the change in the estimated fair value of such liability during the period.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2021 consisted of the write-off of unamortized deferred financing costs and other expenses related to AdaptHealth refinancing its credit facility in January 2021 and amending such agreement in April 2021, and also includes a debt prepayment penalty in connection with the prepayment of the outstanding balance of AdaptHealth’s note payable and the write-off of the associated unamortized deferred financing costs.

Other Loss (Income), net. Other loss, net for the nine months ended September 30, 2022 consisted of a $4.5 million expense related to changes in AdaptHealth’s estimated TRA liability, $1.2 million of expenses associated with legal settlements, $0.8 million loss related to the write-off of an investment, and $0.7 million of expenses associated with lease terminations. Other loss, net for the nine months ended September 30, 2021 consisted of $0.9 million of expenses associated with legal settlements, $1.6 million of expenses associated with lease terminations, and a $1.1 million charge for the increase in the fair value of contingent consideration liabilities related to acquisitions, offset by $0.5 million of equity income related to equity method investments, a gain of $0.5 million for the receipt of earnout proceeds in connection with an investment that was sold in 2020, and a $1.9 million gain in connection with the consolidation of an equity method investment.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2022 and 2021 was $20.0 million and $22.8 million, respectively. The decrease in income tax expense was primarily related to lower pre-tax income.

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

The following unaudited table presents the reconciliation of net income attributable to AdaptHealth to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

	(Unaudited)
Net income attributable to AdaptHealth Corp.	$16,122	$58,092	$71,904	$133,233
Income attributable to noncontrolling interest	1,105	174	2,800	1,449
Interest expense, net	28,521	24,252	78,905	69,584
Income tax expense	5,580	12,147	20,036	22,782
Depreciation and amortization, including patient equipment depreciation	92,331	69,828	248,835	180,827
EBITDA	143,659	164,493	422,480	407,875
Loss on extinguishment of debt (a)	—	8,240	—	20,189
Equity-based compensation expense (b)	5,562	5,365	16,784	21,394
Transaction costs (c)	519	4,616	5,832	44,570
Change in fair value of warrant liability (d)	1,364	(16,737)	(17,145)	(57,359)
Change in fair value of contingent consideration common shares liability (e)	—	(10,006)	—	(34,050)
Other non-recurring expense, net (f)	9,059	303	19,863	5,221
Adjusted EBITDA	$160,163	$156,274	$447,814	$407,840

(a)	Represents the write-off of unamortized deferred financing costs and other expenses related to refinancing of debt and prepayment penalties for early debt payoff.
(b)	Represents equity-based compensation expense for awards granted to employees and non-employee directors.

(c)	Represents transaction costs and expenses related to integration efforts related to acquisitions.
(d)	Represents a non-cash charge or gain for the change in the estimated fair value of the warrant liability. Refer to Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2022 for additional discussion of such non-cash charge or gain.

(e)	Represents a non-cash gain for the change in the estimated fair value of the contingent consideration common shares liability. Refer to Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2022 for additional discussion of such non-cash gain.

(f)	The 2022 year-to-date period consists of $9.0 million of consulting expenses associated with systems implementation activities and post-implementation support services, a $4.5 million expense related to changes in AdaptHealth’s estimated TRA liability, $3.8 million of expenses associated with litigation, claims and settlements, $0.7 million of expenses associated with lease terminations, a $0.8 million loss related to the write-off of an investment, and $1.1 million of net other non-recurring expenses. The 2021 year-to-date period consists of $1.9 million of expenses related to legal and other costs associated with the separation of the Company’s former Co-CEO, $0.9 million of expenses associated with litigation, claims and settlements, $1.6 million of expenses associated with lease terminations, and $0.8 million of net other non-recurring charges.

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

As of September 30, 2022, AdaptHealth had approximately $110.7 million of cash and cash equivalents. To supplement its cash liquidity, in April 2020, AdaptHealth received recoupable advance payments of $45.8 million, which were made available by CMS under the CARES Act. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and were applied to services provided and revenue recognized during the period in which the recoupment occurred, which impacted AdaptHealth’s cash receipts for services provided during the period in which amounts were recouped. As of September 30, 2022 the recoupment period has ended, and any remaining amounts not recouped will be repaid by AdaptHealth to CMS. As of September 30, 2022, the remaining amount of the CMS advance payments that had not yet been recouped was $3.2 million, which is included in other current liabilities in the consolidated balance sheets. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million. Subsequent to April 2020, AdaptHealth completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, AdaptHealth recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (“HHS”). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. AdaptHealth recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. As of December 31, 2021, AdaptHealth has recognized all of the PRF payments it has received and the liabilities assumed for PRF payments received from acquired companies as grant income, as it was determined that AdaptHealth has complied with the conditions associated with the grant. As such, there is no liability recorded in AdaptHealth’s interim consolidated financial statements relating to the PRF payments as of September 30, 2022.

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

Also, as permitted under the CARES Act, AdaptHealth elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, AdaptHealth deferred $8.6 million under this provision. AdaptHealth paid $4.3 million on January 4, 2022 and the remaining balance of $4.3 million is expected to be paid shortly after December 31, 2022. As of September 30, 2022, $4.3 million is included in other current liabilities in the consolidated balance sheets.

At September 30, 2022, AdaptHealth had $770.0 million outstanding under its existing credit facility. In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement, which was subsequently amended in April 2021 (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of September 30, 2022, and the date of this filing, there were no outstanding borrowings under the 2021 Revolver. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a zero percent floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated

Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, AdaptHealth had working capital of $165.0 million and $170.2 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021

	(unaudited)
Net cash provided by operating activities	$276,947	$174,750
Net cash used in investing activities	(265,376)	(1,558,507)
Net cash (used in) provided by financing activities	(50,460)	1,620,449
Net (decrease) increase in cash and cash equivalents	(38,889)	236,692
Cash and cash equivalents at beginning of period	149,627	99,962
Cash and cash equivalents at end of period	$110,738	$336,654

Net cash provided by operating activities for the nine months ended September 30, 2022 and 2021 was $276.9 million and $174.8 million, respectively, an increase of $102.1 million. The increase was the result of (1) a $60.0 million reduction in net income, (2) a net increase of $118.9 million in non-cash charges, primarily from depreciation and amortization, the change in the estimated fair value of the warrant liability and contingent consideration common shares liability, equity-based compensation expense, and loss on extinguishment of debt, (3) payments of $2.5 million for contingent consideration related to acquisitions, and (4) a net $45.7 million increase resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $265.4 million and $1,558.5 million, respectively. The use of funds in the 2022 period consisted of $16.1 million for business acquisitions, $248.5 million for equipment and other fixed asset purchases and $0.8 million for other investments. The use of funds in the 2021 period consisted of $1,417.9 million for business acquisitions, primarily from the AeroCare acquisition, and $139.7 million for equipment and other fixed asset purchases and $0.9 million of other investments.

Net cash used in financing activities for the nine months ended September 30, 2022 was $50.5 million compared to net cash provided by financing activities of $1,620.4 million for the nine months ended September 30, 2021. Net cash used in financing activities for the 2022 period consisted of repayments of $29.2 million on long-term debt and finance lease obligations, payments of $5.6 million for contingent consideration and deferred purchase price in connection with acquisitions, a payment of $14.0 million for Common Stock purchases under a share repurchase program, a payment of $2.0 million for a distribution to noncontrolling interests, and payments of $2.7 million for tax withholdings associated with equity-based compensation and stock option exercises, offset by proceeds of $1.6 million in connection with the employee stock purchase plan and proceeds of $1.4 million relating to stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds of $1,165.0 million from borrowings on long-term debt and lines of credit, proceeds of $1,100.0 million from the issuance of senior unsecured notes, proceeds of $278.9 million from the issuance of shares of Common Stock in connection with a public underwritten offering, proceeds of $12.1 million from the exercise of options, and proceeds of $1.0 million in connection with the employee stock purchase plan, offset by total repayments of $853.4 million on long-term debt and capital lease obligations, payments of $13.8 million for equity issuance costs, payments of $29.2 million for debt issuance costs, payments of $22.2 million for contingent consideration and deferred purchase price related to acquisitions, payments of $16.1 million for debt prepayment penalties, payments of $1.1 million for distributions to noncontrolling interests, and payments of $0.8 million relating to tax withholdings associated with equity-based compensation activity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2021 Credit Facility. Our interest accrued on our debt borrowings is based on a variable rate which is tied to the Adjusted LIBOR Rate plus an applicable margin and therefore is exposed to changes in interest rates. As of September 30, 2022, there was $770.0 million outstanding under the 2021 Term Loan, $17.4 million outstanding under letters of credit, and additional availability under the 2021 Revolver, net of letters of credit outstanding, was $432.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as further described below in Management’s Report on Internal Control Over Financial Reporting.

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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table shows information with respect to purchases of our Common Stock made during the three months ended September 30, 2022 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar amount remaining that may be used to purchase shares under the plans or programs (in thousands) (1)
July 1 - 31, 2022	—	$—	—	$196,625
August 1 - 31, 2022	436,914	$19.63	436,914	$188,088
September 1 - 30, 2022	114,503	$18.90	114,503	$186,008
Total	551,417		551,417

(1)	On May 9, 2022, the Company’s board of directors authorized a share repurchase program for up to $200 million of the Company’s Common Stock through December 31, 2022. Shares may be repurchased from time to time on the open market, through privately negotiated transactions or otherwise, as permitted under Exchange Act Rule 10b-18. The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

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

AdaptHealth Corp.

November 8, 2022	By:	/s/ Stephen P. Griggs
Stephen P. Griggs
Chief Executive Officer and Director
(Principal Executive Officer)

November 8, 2022	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)