Form 10-K
period 2022-12-31
AdaptHealth Corp.
filed 2023-02-28
CIK 1725255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock, par value $0.0001 per share, held by non-affiliates of the Registrant, computed based on the closing sale price of $18.04 per share on June 30, 2022, as reported by The Nasdaq Stock Market LLC, was approximately $1.51 billion. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. As of February 24, 2023, there were 135,451,062 shares of the Registrant’s Common Stock issued and outstanding.
Documents Incorporated by Reference
The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than May 1, 2023.

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
These forward-looking statements are based on information available to us as of the date they were made, and involve a number of risks and uncertainties which may cause them to turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward- looking statements. Some factors that could cause actual results to differ include:
•competition and the ability of our business to grow and manage profitable growth;
•fluctuations in the U.S. and/or global stock markets;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•changes in applicable laws or regulations;
•failure to consummate or realize the expected benefits of acquisitions; and
•other risks and uncertainties set forth in this Form 10-K, as well as the documents incorporated by reference herein.

SUMMARY RISK FACTORS
AdaptHealth’s business is subject to numerous risks and uncertainties, including those described in Item 1A, “Risk Factors”. These risks include, but are not limited to the following:
•reliance on relatively few suppliers for the majority of its patient service equipment and supplies;
•supply chain disruptions and economy-wide labor shortages in the U.S.;
•the impact of inflation;
•a cyber-attack, a security breach, or the improper disclosure or use of protected health information could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), consumer protection, common law or other legal theories, subject us to litigation and federal and state governmental inquiries, damage reputation, and otherwise be disruptive to its business;
•continuing efforts by private third-party payors to control their costs and payor contracts being subject to renegotiation or termination;
•changes in governmental or private payor supply replenishment schedules and its ability to manage the complex and lengthy reimbursement process;
•reliance for a significant portion of its revenue on the provision of sleep therapy equipment and supplies to patients;
•consolidation among health insurers and other industry participants;
•failure to maintain controls and processes over billing and collections;
•ability to maintain or develop relationships with patient referral sources;
•ability to effectively implement controls and procedures required by the Sarbanes-Oxley Act;
•competition from numerous other home respiratory, mobility equipment, and diabetes medical devices and supplies providers;
•risks related to government regulation, including federal and state changes to reimbursement and other Medicaid and Medicare policies, healthcare reform efforts, and ability to comply with applicable law, including healthcare fraud and abuse and false claims laws and regulations;
•ability to successfully design, modify and implement technology-based and other process changes and its dependence on information systems, including software licensed from third parties;
•changes in medical equipment technology and development of new treatments;
•the risk of rupture or other accidents due to the transport of compressed and liquid oxygen;
•the timing and amount of share repurchases;
•the coronavirus (COVID-19) pandemic and the global attempt to contain it;
•the outsourcing of a portion of internal business functions to third-party providers;
•ability to attract and retain key members of senior management and other key personnel;

•ability to execute its strategic growth plan, which involves the acquisition of other companies, including its ability to fully integrate the operations of acquired companies into its business and realize the expected benefits of such acquisitions;
•the impact of political and economic conditions;
•changes in the authorizations or documentation necessary for products and the findings as a result of audits of reimbursement claims by various governmental and private payor entities;
•significant reimbursement reductions and/or exclusion from markets or product lines;
•ability to maintain required licenses and accreditation;
•the impact of global climate change and legal, regulatory or market responses to such change;
•the impact of writing down all or a portion of goodwill and identifiable intangible assets if there was a requirement to do so;
•ability to generate sufficient cash flow or obtain additional capital to fund its operating subsidiaries and finance its growth;
•risks relating to indebtedness, including its ability to comply with financial and operating covenants and the impact from changes to LIBOR; and
•significant increased expenses and administrative burdens as a result of being a public company.

PART I
Item 1. Business
We are a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. We focus primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors (“CGM”) and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. We service beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2022, we serviced approximately 3.9 million patients annually in all 50 states through our network of approximately 725 locations in 47 states. Our principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.
Company Operations
Product Offering. AdaptHealth delivers patient-centered, healthcare-at-home solutions including home medical equipment, medical supplies, and related services directly to a patient’s home upon discharge from a hospital and/or receipt of a physician/medical referral. The breadth of AdaptHealth’s products is particularly valuable to acute care hospitals, sleep laboratories and long-term care facilities that discharge patients with complex conditions and multiple product needs.
AdaptHealth is often paid a fixed monthly amount for certain HME products as designated by the Centers for Medicare & Medicaid Services (“CMS”) or commercial insurance payors, such as CPAP equipment, wheelchairs, hospital beds, oxygen concentrators, insulin pumps and other similar products. These sales accounted for approximately 32% of AdaptHealth’s net revenue for the year ended December 31, 2022.
For resupply sale and one-time sale products, which include those deemed to be consumables, AdaptHealth receives a single payment upon sale of the product. These products, which include CPAP masks and related supplies, diabetes management supplies, CGMs, wound care supplies, wheelchair cushions accessories, orthopedic bracing, breast pumps and supplies, walkers, commodes and canes, nutritional supplies and incontinence supplies, accounted for approximately 68% of AdaptHealth’s net revenue for the year ended December 31, 2022.
Supply Chain. AdaptHealth plays an important role in delivering HME products to patients in their homes. Manufacturers of home medical equipment and diabetes medical devices sell and ship their products to AdaptHealth directly. AdaptHealth also contracts with national healthcare distribution companies to ship certain HME products directly to patients’ homes. These distributors invoice AdaptHealth for the cost of shipped products at the time of sale. AdaptHealth receives referrals from a variety of sources, such as acute care hospitals, sleep laboratories, pulmonologist and endocrinologist offices, skilled nursing facilities, hospice operators, and primary care providers, among others. AdaptHealth’s products are either shipped to patients’ homes by AdaptHealth-operated or contracted delivery trucks or shipped using proprietary or third-party distribution services. AdaptHealth invoices payors and patients directly for the products that are delivered and for the services that are provided.
Operating Structure
Management. AdaptHealth is led by a proven management team with experience in the HME industry across a variety of healthcare organizations. AdaptHealth has a centralized approach for key business processes, including revenue cycle management, strategic purchases, payor contracting, mergers and acquisitions (“M&A”) activity, finance, compliance, legal, human resources, IT and sales management. In addition, AdaptHealth has centralized many of the functions relating to its CPAP and other resupply businesses. However, AdaptHealth believes that the personalized nature of customer requirements and referral relationships, characteristic of the home healthcare business, mandate that it emphasize a localized operating structure as well. AdaptHealth focuses on regional management to respond promptly and effectively to local market demands and opportunities. AdaptHealth’s regional managers are responsible and accountable for maintaining and developing relationships with referral sources, customer service for non-CPAP supply product lines and logistics for non-drop-shipped products.

IT. AdaptHealth has established an integrated, technology-enabled, centralized platform, distinguishing itself from many of its competitors who traditionally use less automated processes that are typically complex, can be prone to mistakes and are less efficient. AdaptHealth’s technology enables automated, compliant, and integrated workflow into patients’ delivery of care. AdaptHealth believes that this advanced technology platform provides it with a competitive advantage through its unique components that cater to patients and physicians. AdaptHealth believes that its technology platform has several characteristics that appeal to physicians, including its ease of use, the improved compliance it enables through its integrated systems and the automated, integrated workflow it provides for patients’ delivery of care. Additionally, AdaptHealth’s e-prescribing capabilities enhance transparency and reduce transcription and other errors. AdaptHealth believes that patients are also better served due to the efficiency from time of order to delivery and the seamless integration across points of care enabled by AdaptHealth’s platform. The integrated system also provides AdaptHealth management with critical information in a timely manner, allowing them to track performance levels company wide. On February 1, 2021, AdaptHealth acquired AeroCare Holdings, Inc. (“AeroCare”). Subsequent to the acquisition of AeroCare, AdaptHealth replaced its mobile delivery software technology provided by a third party with AeroCare’s proprietary mobile delivery technology called OTL. This technology has allowed AdaptHealth to add many features to its existing technology, such as delivery notification, patient satisfaction applications and referral source notifications. This application, combined with AdaptHealth’s data warehouse and evolving data lake, has allowed AdaptHealth to build out a 360-degree view of its patients and activities, and to ultimately act as a fundamental component of the operating system of AdaptHealth.
AdaptHealth has formed close relationships with its third-party software providers, including Brightree, Snapworx, LLC and Parachute Health, to optimize its HME workflow. An example of this optimization is AdaptHealth’s automated point-of-delivery technology, which tracks AdaptHealth’s drivers and produces paperless, secure delivery tickets which are uploaded directly to the patient’s file and available immediately on an enterprise-wide basis. In addition, to address ongoing and growing threats related to cyberattacks, AdaptHealth continues to deploy market leading defense tools to protect and secure its networks and data.
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
Outsourced Providers
AdaptHealth contracts with business process outsourcing providers to provide certain billing, accounts payable and administrative functions. These providers are based in India and the Philippines and provide AdaptHealth with the ability to scale its workforce in a cost-effective manner. As of December 31, 2022, approximately 4,200 full-time equivalent personnel were provided to AdaptHealth under such arrangements.
Sales and Marketing
Sales activities are generally carried out by AdaptHealth’s full-time sales representatives with assistance from on-site liaisons in certain markets who interact directly with hospital discharge coordinators and patients. AdaptHealth’s sales team works closely with AdaptHealth’s trained respiratory therapists in carrying out their daily sales activities. AdaptHealth primarily acquires new patients through referrals. Sources of referrals include acute care hospitals, sleep laboratories, pulmonologist and endocrinologist offices, skilled nursing facilities, hospice operators, and primary care providers, among others. AdaptHealth’s sales representatives maintain continual contact with medical professionals across these facilities. AdaptHealth believes that its relationships with its referral sources are strong and that these entities will continue to be a source of non-acquired growth through new patients. While AdaptHealth views its referral sources as fundamental to its business, no single referral source accounted for a material amount of its annual net revenue as of December 31, 2022.
Acquisitions
Continuing to grow through accretive acquisitions is a key element of AdaptHealth’s growth strategy, and AdaptHealth continuously reviews its pipeline of potential acquisition candidates. AdaptHealth maintains an M&A integration team and leverages its scalable front-end and back-office technology platform to facilitate acquisition integration to help realize short-term cost saving synergies and longer-term revenue growth synergies.

During the year ended December 31, 2022, AdaptHealth completed acquisitions involving eight companies for aggregate consideration of approximately $17.6 million. During the year ended December 31, 2021, AdaptHealth completed acquisitions involving 23 companies for aggregate consideration of approximately $2.9 billion (excluding amounts related to contingent consideration), primarily from the acquisition of AeroCare, which had aggregate consideration of approximately $2.4 billion.
Suppliers
AdaptHealth purchases home healthcare equipment, medical devices and supplies from a variety of suppliers. AdaptHealth’s sleep therapy equipment and supplies are primarily provided by three suppliers, its mobility and home services products (such as hospital beds, wheelchairs, walkers and commodes) are principally supplied by two suppliers and its diabetes services products/CGM products are primarily provided by two suppliers. As discussed in more detail in Item 1A, Risk Factors, on June 14, 2021, AdaptHealth received notice from Philips Respironics (“Philips”) that certain ventilator, BiPAP, and CPAP devices would be included in a Philips voluntary recall due to potential health risks to patients. It was not possible to purchase these products from Philips, which led to shortages in the supply chain, and other suppliers were unable to meet the strong patient demand for these products, which materially affected AdaptHealth’s ability to service patient demand for these devices during the year ended December 31, 2021. During 2022, there was improved ability to purchase these products from alternative suppliers but continued shortages in the supply chain materially impacted AdaptHealth's ability to service patient demand for these devices. This recall may cause AdaptHealth to incur significant costs, some or all of which may not be recoverable from the product manufacturer. The recall has, and may continue to, materially negatively affect AdaptHealth’s business and results of operations as a result of patients not using their impacted devices, current shortages in the availability of both replacement devices for impacted patients and new devices for new patients, patient hesitancy to use respiratory devices generally or other reasons. It is unclear how long the potential shortages could last, but if the inability to purchase these products continues for an extended period of time, the impact could continue to materially adversely affect AdaptHealth’s business and results of operations.
Facilities
AdaptHealth does not own any properties and leases its operating locations. As of December 31, 2022, AdaptHealth serviced approximately 3.9 million patients annually across all 50 states, and, during the year ended December 31, 2022, performed an average of approximately 36,000 equipment and supply deliveries a day through its network of approximately 725 locations in 47 states. Full-service locations are typically up to approximately 5,000 square feet and are usually a combination of office and warehouse space. Many of these facilities are accredited to provide patients with medical products, equipment and related services, and their adjacent warehouse space is used for storage of adequate supplies of equipment and accessories for such patient services. AdaptHealth believes that these facilities are adequate to meet its current needs and expects to add additional facilities in connection with its growth strategies. AdaptHealth believes that such additional space, when required, will be available on commercially reasonable terms.

Human Capital Resources
As of December 31, 2022, AdaptHealth had approximately 10,900 employees. AdaptHealth’s human capital resources objectives and compensation program include attracting and retaining highly motivated, well-qualified employees and executives. AdaptHealth uses a mix of competitive salaries and other benefits to attract and retain employees and executives. AdaptHealth believes that relations between its management and employees are good, and it is committed to inclusion and policies and procedures to maintain a safe work environment. The health and safety of AdaptHealth’s employees, patients and customers are of primary concern. During the COVID-19 pandemic, AdaptHealth took significant steps to protect its workforce including, but not limited to, working remotely, introducing contact-free operational procedures, procuring personal protective equipment, communicating hygiene and cleaning protocols, and implementing mandatory face-covering usage, self-monitoring processes, and social distancing protocols consistent with guidelines issued by federal, state and local law. While the health and safety of AdaptHealth’s employees, patients and customers remain its primary concern, AdaptHealth has implemented policies around returning to offices and relaxed mask requirements.
Diversity and Inclusion
AdaptHealth’s values of belonging, inclusion and diversity for success enable it to unlock the strengths of its employees to transform healthcare and improve lives. Strategic key initiatives include the formation of AdaptHealth’s Diversity and Inclusion Council, learning and development opportunities around the concepts of leading inclusively, inclusion in the workforce and unconscious bias. AdaptHealth places a high value on inclusion-building initiatives that create opportunities around cultural awareness and social learnings; this is largely accomplished through engaging employees in its Diversity and Inclusion Council, which is supported by employees with diverse backgrounds and experiences who share a common interest in professional development and improving corporate culture.
Talent Development and Retention
Building and strengthening AdaptHealth’s talent pipeline is imperative to its success. AdaptHealth's management team has implemented various talent development initiatives. For example, AdaptHealth’s approach to talent and performance is designed to ensure employees and managers have regular feedback conversations about performance goals and development, to enable its high-performance culture, and to create an environment where it achieves its strategy. AdaptHealth has career and development pathways designed for specific roles in consultation with operational management and human resources.
Competition
The HME market is fragmented and highly competitive. AdaptHealth competes with other large national providers, including Owens & Minor Inc., Lincare Holdings Inc., Rotech Healthcare, Inc. and Cardinal Health, Inc.; regional providers, including DASCO Home Medical Equipment, Binson’s Medical Equipment, Inc., Norco, Inc., Protech Home Medical Corp. and Quipt Home Medical; and product-specific providers, including Breg, Inc., Inogen, Inc., Acelity L.P., CCS Medical, and Advanced Diabetes Supply, as well as over 6,000 generally smaller local providers. In addition, AdaptHealth competes with non-HME providers, including CVS and Amazon.
Consolidation of the HME market is a continuing trend, as required technology investments and reduced reimbursements put financial pressure on smaller providers. Larger HME providers with integrated technology and automated processes are generally better positioned to gain market share and more attractive vendor pricing. The Medicare Durable Medical Equipment, Prosthetics, Orthotics, & Supplies (“DMEPOS”) Competitive Bidding Program also emphasizes the importance of relationships with both the payors and referral sources. Because payors typically select a limited number of exclusive suppliers, and physicians typically refer based on timely delivery and consistency, relationships with both are critical to success in the market.
AdaptHealth believes that the most important competitive factors in the regional and local markets are:
•Quality of patient care, including clinical expertise;
•Service quality and an efficient, responsive referral process;
•Differentiated technology platform that provides a superior physician and patient experience;
•Reputation with referral sources, including local physicians and hospital-based professionals;
•Comprehensive offering across the home medical equipment space;
•Broad network of payor contracts and regional insurers; and
•Overall ease of doing business.
AdaptHealth believes that it competes favorably with competitors on the basis of these and other factors.
Legal Proceedings
See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies."
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
AdaptHealth maintains a Compliance Program that is designed to meet the guidelines set forth by the U.S. Department of Health and Human Services ("HHS"), and provides ongoing compliance training designed to keep AdaptHealth’s officers, directors and employees well-educated and up-to-date regarding developments on relevant topics and to emphasize AdaptHealth’s policy of strict compliance. Federal and state laws require that AdaptHealth obtain facility and other regulatory licenses and accreditation and that AdaptHealth enroll as a supplier with federal and state health programs.
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
Numerous federal and state laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. As part of AdaptHealth’s provision of, and billing for, healthcare equipment and services, AdaptHealth is required to collect and maintain patient-identifiable health information. In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for protected health information and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase AdaptHealth’s compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which AdaptHealth handles healthcare-related data and communicate with payers, and the cost of complying with these standards could be significant. If AdaptHealth does not comply with existing or new laws and regulations related to patient health information, it could be subject to criminal or civil sanctions.
Additionally, the Federal Trade Commission ("FTC") and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require AdaptHealth to publish statements that describe how it handles personal information and choices individuals may have about the way AdaptHealth handles their personal information. If such information that AdaptHealth publishes is considered untrue, it may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. Communications with AdaptHealth’s patients are also subject to laws and regulations governing communications, including the Telephone Consumer Protection Act of 1991 ("TCPA"), the Controlling the Assault of Non-Solicited Pornography And Marketing ("CAN-SPAM") Act, additional fax regulations under the Junk Fax Act and the Telemarketing Sales Rule and Medicare regulations.

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

The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact AdaptHealth's ability to procure goods or services required for the operation of its business at the quantities and levels it requires. AdaptHealth may bear losses incurred as a result of, for example, physical damage to or destruction of its facilities (such as patient service offices and warehouses), loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change. Governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on greenhouse gas (“GHG”) emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on AdaptHealth. At the present time, we cannot predict their potential effect on AdaptHealth's capital expenditures or results of operations.
Compliance with such laws and regulations is costly and may materially affect AdaptHealth's business. Among other effects, healthcare regulations substantially increase the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. AdaptHealth believes it is in material compliance with all statutes and regulations applicable to its operations.
Implemented Regulation
As a provider of home oxygen, respiratory and other chronic therapy equipment to the home healthcare market, AdaptHealth participates in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Providers of home oxygen and other respiratory therapy services and equipment have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly persons suffering from respiratory disease utilizing Medicare benefits. Durable medical equipment, including oxygen equipment, is traditionally reimbursed by Medicare based on fixed fee schedules.
Impact of the ACA and MIPPA. The Patient Protection and Affordable Care Act, as amended ("ACA"), the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impacted reimbursement for the primary respiratory and other durable medical equipment (“DME”) products provided by AdaptHealth.
In recent years, the U.S. Congress and certain state legislatures have considered and passed a number of laws that are intended to result in significant changes to the healthcare industry. For example, there have been numerous political and legal efforts to expand, repeal, replace or modify the ACA, since the law’s enactment, some of which have been successful, in part, in modifying the law, as well as court challenges to the constitutionality of the law. The U.S. Supreme Court rejected one such case on June 17, 2021, when the Court held that the plaintiffs lacked standing to challenge the ACA’s requirement to obtain minimum essential health insurance coverage or the individual mandate and dismissed the case without specifically ruling on the constitutionality of the ACA. Federal regulatory agencies continue to modify ACA regulations and guidance related to the ACA, often as a result of presidential directives. The ultimate outcome of efforts to expand the ACA, substantially amend its provisions, or change funding for the ACA is unknown. Though we cannot predict what, if any, reform proposals will be adopted, healthcare reform and legislation may have a material adverse effect on our business, financial condition and results of operations. Any future efforts to challenge, repeal or replace the ACA or implement alternative reform measures may result in reduced funding for state Medicaid programs, lower numbers of insured individuals, reduced coverage for insured individuals, and could impact providers and other healthcare industry participants and cause AdaptHealth’s revenues to decrease to the extent such legislation reduces Medicaid and/or Medicare reimbursement rates.

In December 2003, the MMA was signed into law. The MMA established a Recovery Audit Contractors ("RAC") program, which implemented a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for DME suppliers. The RACs are empowered to audit claims submitted by healthcare providers and overpayments identified by the RACs can be recouped from future payments, including in cases where the reimbursement rules are unclear or subject to differing interpretations. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules, which could adversely impact AdaptHealth’s future financial condition and results of operations. In October 2008, CMS established Zone Program Integrity Contractors (“ZPICs”) and Unified Program Integrity Contractors (“UPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. These legislative and regulatory provisions, as currently in effect, have and will continue to adversely impact AdaptHealth’s financial condition and results of operations.
Impact of Competitive Bidding. The MMA legislation directly impacted reimbursement for the primary respiratory and other DME products that AdaptHealth provides. Among other things, the MMA established a competitive acquisition program for DME. The MMA instructed CMS to establish and implement programs under which competitive acquisition areas would be established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of DME, including oxygen equipment. For each competitive acquisition area, CMS is required to conduct a competition under which providers submit bids to supply certain covered items of DME. Successful bidders are expected to meet certain program quality standards, volume commitments and surety bond requirements in order to be awarded a contract, and only successful bidders can supply the covered items to Medicare beneficiaries in the respective acquisition area (there are, however, regulations in place that allow non-contracted suppliers to continue to provide equipment and services to their existing customers at the new prices determined through the bidding process). Competitive bidding contracts are expected to be re-bid at least every three years. CMS is required to award contracts to multiple entities submitting bids in each area for an item or service but has the authority to limit the number of contractors in a competitive acquisition area to the number it determines to be necessary to meet projected demand.

In March 2019, CMS announced that it would consolidate all rounds and areas of the DMEPOS Competitive Bidding Program (“CBP”) into a single round of competition effective January 1, 2021 named “Round 2021.” Round 2021 contracts became effective on January 1, 2021 and extend through December 31, 2023. CMS included 16 product categories in Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that contract awards would only be made for off-the-shelf (“OTS”) knee and back braces. All other product categories were removed from Round 2021. For the years ended December 31, 2022, 2021 and 2020, net revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth has obtained contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on AdaptHealth.
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

CMS’s decision to cancel the 2021 competitive bidding program was a significant development for AdaptHealth. On December 28, 2021, CMS permanently finalized the higher blended rates in rural and noncontiguous non-competitive bidding areas. Congress further extended a blended higher Medicare reimbursement rate in non-competitive bidding/non-rural areas through the end of the public health emergency or December 31, 2023, whichever is later, when it reverts to 100% of the Medicare fee schedule. In total, AdaptHealth believes these changes to the competitive bidding program are significantly positive to the business.
Durable Medical Equipment Medicare Administrative Contractor. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, certain provisions under CMS guidance manuals, local coverage determinations, and the DME Medicare Administrative Contractors (“MAC”) Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and other government contractors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. If treating physicians do not adequately document, among other things, their diagnoses and plans of care, the risks that AdaptHealth will be subject to audits and payment denials are likely to increase. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual supplier and industry-wide perceived error rates. High error rates could lead to further audit activity and regulatory burdens and could result in AdaptHealth making significant refunds and other payments to Medicare and other government programs. Accordingly, AdaptHealth’s future revenues and cash flows from government healthcare programs may be delayed and/or reduced. Private payors also may conduct audits and may take legal action to recover alleged overpayments. AdaptHealth could be adversely affected in some of the markets in which it operates if the auditing payor alleges substantial overpayments were made to AdaptHealth due to coding errors or lack of documentation to support medical necessity determinations. AdaptHealth cannot currently predict the adverse impact these measures might have on its financial condition and results of operations, but such impact could be material.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially adversely affect our business, revenue, financial condition and results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Risks Related to Our Business and Industry
Reliance on relatively few suppliers for the majority of AdaptHealth's patient service equipment and supplies could adversely affect its ability to operate.
AdaptHealth currently relies on a relatively small number of suppliers to provide it with the majority of its patient service equipment and supplies. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing suppliers, may force AdaptHealth to use alternative suppliers. Additionally, any new excise taxes imposed on manufacturers of certain medical equipment could be passed on to customers, such as AdaptHealth. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to AdaptHealth, resulting in a need to change suppliers. Any change in suppliers AdaptHealth uses could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect AdaptHealth’s results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If AdaptHealth cannot obtain the patient service equipment and supplies it currently uses, or alternatives at similar or favorable prices, AdaptHealth’s ability to provide such products may be severely impacted, which could have an adverse effect on its business, financial condition, results of operations, cash flow, capital resources and liquidity. The COVID-19 pandemic impacted manufacturing in all of the regions where AdaptHealth’s suppliers manufacture their products. While the global closures and limitations on movement related to COVID-19 were temporary, and while such closures, limitations and related impacts have not materially disrupted AdaptHealth’s supply chain to date, such supply chain disruption remains possible. Should such closures and limitations on movement related to COVID-19 be reinstated or continue for an extended period of time, the impact on AdaptHealth's supply chain could materially adversely affect our business and results of operations.
On June 14, 2021, AdaptHealth received notice from Philips that certain ventilator, BiPAP, and CPAP devices would be included in a Philips voluntary recall due to potential health risks to patients. The polyester-based polyurethane (PE-PUR) sound abatement foam, which is used to reduce sound and vibration in these affected devices, may break down and potentially enter the device’s air pathway and may off-gas certain chemicals. If this occurs, black debris from the foam or certain chemicals released into the device’s air pathway may be inhaled or swallowed by the person using the device. Patients using these devices were instructed to talk with their health care provider and doctor regarding use on a suitable treatment for their condition.
Since June 14, 2021, AdaptHealth has worked with affected patients to register their devices on the Philips recall website and AdaptHealth’s management team has devoted, and will likely continue to devote, substantial time and resources to coordinating recall-related activity and to supporting AdaptHealth’s home healthcare patients’ needs.
AdaptHealth cannot predict fully the potential legal, regulatory, and financial risks that may arise out of the recall. It is possible that some patients will discontinue use of their device, which could affect AdaptHealth’s ability to continue billing for service. Additionally, AdaptHealth has been named in and may be subject to future litigation related to the recall, including but not limited to individual and putative class action claims related to personal injury for devices affected by the recall as well as claims regarding repair and replacement of devices affected by the recall. AdaptHealth cannot predict what additional actions will be required of AdaptHealth by the FDA or other state or federal agencies related to the recall.
It was not possible to purchase these products from Philips, which led to shortages in the supply chain, and other suppliers were unable to meet the strong patient demand for these products, which materially affected AdaptHealth’s ability to service patient demand for these devices during the year ended December 31, 2021. During 2022, there was improved ability to purchase these products from alternative suppliers but continued shortages in the supply chain materially impacted AdaptHealth's ability to service patient demand for these devices. This recall has caused AdaptHealth to incur significant costs, some or all of which may not be recoverable from the product manufacturer. The recall has, and may continue to, materially negatively affect AdaptHealth’s business and results of operations as a result of patients not using their impacted devices, current shortages in the availability of both replacement devices for impacted patients and new devices for new patients, patient hesitancy to use respiratory devices generally or other reasons. It is unclear how long the potential shortages could last, but if the inability to purchase these products continues for an extended period of time, the impact could continue to materially adversely affect AdaptHealth’s business and results of operations. AdaptHealth is closely monitoring the impact of the recall on AdaptHealth’s business and the uncertainty surrounding the availability and supply of devices due to the recall.
Supply chain disruptions and economy-wide labor shortages in the U.S. could negatively impact AdaptHealth’s businesses.
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

AdaptHealth may be negatively impacted by inflation.
Increases in inflation may have an adverse effect on AdaptHealth. Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. The cost to manufacture and distribute the equipment and products that AdaptHealth provides to patients is influenced by the cost of materials, labor, and transportation, including fuel costs. AdaptHealth has recently experienced inflationary pressure and higher costs as a result of the increasing cost of materials, labor and transportation. The increase in the cost of equipment and products is due in part to a shortage in the availability of certain products, the higher cost of shipping, and general inflationary cost increases. Additionally, it is not certain that AdaptHealth will be able to pass increased costs onto customers to offset inflationary pressures. Continuing increases in inflation could impact the overall demand for AdaptHealth’s products and services, its costs for labor, equipment and products, and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. In addition, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing, workforce wage pressure, and other operational overhead could adversely affect AdaptHealth’s financial results. Although there have been recent increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s primary mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescriptions, orders and delivery. Current inflationary increases have resulted in higher interest rates, which in turn have resulted in higher interest expense related to AdaptHealth’s variable rate indebtedness. Future increases in inflation may result in higher interest rates which could increase interest expense related to AdaptHealth’s variable rate indebtedness and any borrowings it may undertake to refinance existing fixed rate indebtedness. Higher interest rates also impact the discount rate used in the valuation of intangible assets and the impact on the discount rate could result in impairment charges for such assets.
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
AdaptHealth derived approximately 61% of its net revenue for the years ended December 31, 2022 and 2021 from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and AdaptHealth may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.
AdaptHealth’s payor contracts are subject to renegotiation or termination, which could result in a decrease in AdaptHealth’s revenue or profits.
The majority of AdaptHealth’s payor contracts are subject to unilateral termination by either party on between 30 and 90 days’ prior written notice. Such contracts are routinely amended (sometimes by unilateral action by payors regarding payment policy), renegotiated, subjected to a bidding process with AdaptHealth’s competitors, or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed or a payor may enlarge its provider network or otherwise change the way it conducts its business in a way that adversely impacts AdaptHealth’s revenue. In other cases, a payor may reduce its provider network in exchange for lower payment rates. AdaptHealth’s revenue from a payor may also be adversely affected if the payor alters its utilization management expectations and/or administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third-party administrator, network manager or other intermediary. Payors may also decide to refer business to their owned provider subsidiaries, such as specialty pharmaceuticals and/or HME networks owned by such payors or by third-party management companies. Any of these activities could materially reduce AdaptHealth’s revenue from these payors.

Changes made by payors to the way they cover products supplied by AdaptHealth could have an adverse impact on AdaptHealth’s revenue and operations.
Payors that provide coverage for products supplied by AdaptHealth can make changes to their plans and benefit designs that can have an adverse impact on AdaptHealth’s revenue and operations. For example, some payors have shifted coverage for continuous glucose monitors (“CGM”) from the medical benefit to the pharmacy benefit for their insureds. The impact of changing the benefit can include changes to the types of providers that can provide CGM, increased competition from pharmacies, changes to covered amounts, and changes to patient deductibles. Additionally, including CGM under the pharmacy benefit could allow pharmacy benefit managers to attempt to restrict how beneficiaries obtain CGM, including attempts to shift to specifically contracted providers with reduced reimbursement to the supplier or pharmacy.
Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.
AdaptHealth generated approximately 27% of its net revenue for the years ended December 31, 2022 and 2021 through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.
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
Approximately 36% of AdaptHealth’s net revenue for the years ended December 31, 2022 and 2021 was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies to treat their patients suffering from OSA. There can be no assurance that AdaptHealth's sleep therapy equipment and supplies will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand for its equipment and supplies or to maintain meaningful market acceptance will harm its business and future prospects.
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

AdaptHealth’s growth and profitability depend in large part on referrals from acute care hospitals, sleep laboratories, pulmonologist and endocrinologist offices, skilled nursing facilities, hospice operators and other patient referral sources in the communities served by AdaptHealth, its ability to establish and maintain close working relationships with such patient referral sources and to increase awareness and acceptance of the benefits of inpatient rehabilitation, home health, and hospice care by its referral sources and their patients. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. In addition, AdaptHealth’s relationships with referral sources are subject to federal and state healthcare laws such as the federal Anti-Kickback Statute and the Stark Law to the extent these services provide a financial benefit to or relieve a financial burden for a potential referral source, or are subsequently found not to be for fair market value. However, there can be no assurance that other market participants will not attempt to steer patients to competing post-acute providers or otherwise limit AdaptHealth’s access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute care hospitals, and other post-acute providers may hinder patient referrals to AdaptHealth. AdaptHealth’s loss of, or failure to maintain, existing relationships or its failure to develop new relationships with referral sources could adversely affect its ability to grow its business and operate profitably.
AdaptHealth experiences competition from numerous other home respiratory, mobility equipment and diabetes medical devices and supplies providers, and this competition could adversely affect its revenues and its business.
The home respiratory, mobility equipment and diabetes medical devices and supplies markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. The primary competitive factors are quality considerations such as responsiveness, access to payor contracts, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of AdaptHealth’s competitors may now or in the future have greater financial resources or more effective sales and marketing activities. AdaptHealth’s largest national home respiratory/home medical equipment provider competitors include Owens & Minor Inc., Lincare Holdings Inc., Rotech Healthcare, Inc. and Cardinal Health, Inc. The rest of the homecare market in the United States consists of regional providers and product-specific providers, as well as numerous local organizations. Hospitals and health systems are routinely looking to provide coverage and better control of post-acute healthcare services, including homecare services of the types AdaptHealth provides. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value-based purchasing and other payment systems.
New entrants to the home respiratory/home medical equipment and diabetes medical devices and supplies markets could have a material adverse effect on AdaptHealth’s business, results of operations and financial condition. A number of manufacturers of home respiratory equipment currently provide equipment directly to patients on a limited basis. Such manufacturers have the ability to provide their equipment at prices below those charged by AdaptHealth, and there can be no assurance that such direct-to-patient sales efforts will not increase in the future or that such manufacturers will not seek reimbursement contracts directly with AdaptHealth’s third-party payors, who could seek to provide equipment directly to patients from the manufacturer. In addition, pharmacy benefit managers, including CVS Health Corporation and the OptumRx business of UnitedHealth Group Incorporated, could enter the HME market and compete with AdaptHealth. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and have entered the healthcare market. In the event such companies enter the HME market, AdaptHealth may experience a loss of referrals or revenue.
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
AdaptHealth provides a significant number of patients with oxygen-based therapy, and from time to time, AdaptHealth has operated medical gas facilities in several states subject to federal and state regulatory requirements. AdaptHealth’s medical gas facilities and operations are subject to extensive regulation by the Food and Drug Administration (“FDA”) and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the federal Food, Drug and Cosmetic Act. Among other requirements, the FDA’s current Good Manufacturing Practice (“cGMP”) regulations impose certain quality control, documentation and record keeping requirements on the receipt, processing and distribution of medical gas. Further, in each such state, its medical gas facilities would be subject to regulation under state health and safety laws, which vary from state to state. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations, and AdaptHealth expends significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations and other federal and state law requirements at each of its medical gas facilities. AdaptHealth also complies with the FDA’s requirement for medical gas providers to register their sites with the agency. There can be no assurance, however, that these efforts will be successful and that AdaptHealth’s medical gas facilities will maintain compliance with federal and state law regulations. Failure by AdaptHealth to maintain regulatory compliance at its medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, or suspensions in operations at one or more locations, and civil or criminal penalties which would materially harm its business, financial condition, results of operations, cash flow, capital resources and liquidity.
The timing and amount of AdaptHealth’s share repurchases are subject to a number of uncertainties.
AdaptHealth’s board of directors authorized a share repurchase program for up to $200 million of AdaptHealth’s Common Stock through December 31, 2023. As of December 31, 2022, there was $186 million available under the program. Shares may be repurchased from time to time on the open market, through privately negotiated transactions or otherwise, as permitted under Exchange Act Rule 10b-18. The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

The Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a 1% excise tax on net repurchases of shares by AdaptHealth beginning January 1, 2023. The imposition of the excise tax on repurchases of AdaptHealth’s shares will increase the cost to AdaptHealth of making repurchases and may cause management to reduce the number of shares repurchased pursuant to the program. Additional considerations that could cause management to limit, suspend or delay future stock repurchases include:
•unfavorable market conditions;
•trading price of AdaptHealth’s common stock;
•nature and magnitude of other investment opportunities available to AdaptHealth from time to time;
•use of available cash to pay down indebtedness; and
•other allocations of available cash.
The coronavirus (COVID-19) pandemic and the global attempt to contain it may harm AdaptHealth's business, results of operations and ability to execute on its business plan.
The global spread of the coronavirus (COVID-19) and the various attempts to contain it created significant volatility, uncertainty and economic disruption.
If COVID-19 pandemic-related impacts begin to emerge or intensify again, AdaptHealth may not be able to provide the same level of service and products that its patients, physicians and facility referral sources are used to, which could negatively impact their perception of AdaptHealth’s products or services. Furthermore, given increased government expenditures associated with its COVID-19 response, AdaptHealth could see increased government obligations which could negatively impact its results of operations.
The potential effects of COVID-19 could also heighten the risks disclosed in many of AdaptHealth’s risk factors that are included above and below, including as a result of, but not limited to, the factors listed above.
AdaptHealth currently outsources, and from time to time in the future may outsource, a portion of its internal business functions to third-party providers. Outsourcing these functions has significant risks, and AdaptHealth’s failure to manage these risks successfully could materially adversely affect its business, results of operations, and financial condition.
AdaptHealth currently, and from time to time in the future, may outsource portions of its internal business functions, including billing and administrative functions relating to revenue cycle management, to third-party providers in India and the Philippines. These third-party providers may not comply on a timely basis with all of AdaptHealth’s requirements, or may not provide AdaptHealth with an acceptable level of service. This could result in significant disruptions in its operations and significantly increased costs to undertake AdaptHealth's operations, either of which could damage AdaptHealth’s relationships with its customers. In addition, AdaptHealth’s outsourced functions may be negatively impacted by any number of factors, including political unrest; public health crises; including the COVID-19 pandemic, social unrest; terrorism; war; vandalism; currency fluctuations; changes to the laws of India, the Philippines, the United States or any of the states or other jurisdictions in which AdaptHealth does business or outsources operations; or increases in the cost of labor and supplies in India and the Philippines or any other jurisdiction in which AdaptHealth outsources any portion of its internal business functions. AdaptHealth’s outsourced operations may also be affected by trade restrictions, such as tariffs or other trade controls. As a result of its outsourcing activities, it may also be more difficult for AdaptHealth to recruit and retain qualified employees for its business needs at any time. AdaptHealth’s failure to successfully outsource certain of its business functions could materially adversely affect its business, results of operations, and financial condition.
AdaptHealth's ability to successfully operate our business is largely dependent upon the efforts of certain key personnel of AdaptHealth, including senior management. The loss of such key personnel could negatively impact AdaptHealth's operations and financial results.
AdaptHealth is highly dependent on the performance and continued efforts of its senior management team. AdaptHealth’s future success is dependent on its ability to continue to attract and retain qualified executive officers and senior management. Any inability to manage AdaptHealth’s operations effectively could adversely impact its financial condition and results of operations.
AdaptHealth's ability to successfully operate its business is also dependent upon the efforts of certain other key personnel of AdaptHealth. It is possible that AdaptHealth will lose some key personnel, the loss of which could negatively impact its operations and profitability.
AdaptHealth’s strategic growth plan, which involves the acquisition of other companies, may not succeed.
AdaptHealth’s strategic plan calls for significant growth in its business over the next several years through an increase in its density in select markets where it is established as well as the expansion of its geographic footprint into new markets. This growth would place (and has placed) significant demands on AdaptHealth’s management team, systems, internal controls and financial and professional resources. As a result, AdaptHealth could be required to incur (and has incurred) expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding AdaptHealth’s information technology infrastructure. If AdaptHealth is unable to effectively manage growth, its financial results could be adversely impacted.
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
Specific integration risks relating to the acquisition of other companies by AdaptHealth may include:
•difficulties related to combining previously separate businesses into a single unit, including patient transitions, product and service offerings, distribution and operational capabilities and business cultures;
•availability of financing to the extent needed to fund acquisitions;
•customer loss and other general business disruption;
•managing the integration process while completing other independent acquisitions or dispositions;
•diversion of management’s attention from day-to-day operations;
•assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;
•failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements;
•potentially substantial costs and expenses associated with acquisitions and dispositions;
•failure to retain and motivate key employees;
•coordinating research and development activities to enhance the introduction of new products and services;

•difficulties in establishing and applying AdaptHealth’s internal control over financial reporting and disclosure controls and procedures to an acquired business;
•obtaining necessary regulatory licenses and payor-specific approvals, which may impact the timing of when AdaptHealth is to bill and collect for services rendered;
•AdaptHealth’s ability to transition patients in a timely manner may impact AdaptHealth’s ability to collect amounts for services rendered;
•AdaptHealth’s estimates for revenue accruals during the integration of acquisitions may require adjustments in future periods as the transition of patient information is finalized; and
•delays in obtaining new government and commercial insurance payor identification numbers for acquired branches, resulting in a slowdown and/or loss of associated revenue.
Political and economic conditions, including significant global or regional developments such as economic and political events, international conflicts (including the ongoing conflict in Ukraine), natural disasters and public health crises that are out of AdaptHealth’s control, could adversely affect its revenue, financial condition and results of operations.

AdaptHealth’s business can be affected by a number of factors that are beyond its control, such as general geopolitical, economic and business conditions, including slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven economic recovery, government actions impacting trade agreements including the imposition of trade restrictions such as tariffs and retaliatory counter measures, government deficit reduction, tax legislation increasing the federal corporate income tax rates, natural and other disasters, public health crises affecting the operations of AdaptHealth or its customers or suppliers, staffing shortages, production slowdowns or stoppages, raw material shortages and disruptions in delivery systems. Turmoil in the financial markets, including in the capital and credit markets, and any uncertainty over its breadth, depth and duration may put pressure on the global economy and could have a negative effect on AdaptHealth’s business, including with respect to the expansion of AdaptHealth’s business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could cause an economic recession in the United States or worldwide. If global financial markets experience extreme disruption, governments may take unprecedented actions intended to address extreme market conditions that may include severely restricted credit and declines in real estate values. If conditions in the global economy, U.S. economy or other key vertical or geographic markets are weak or uncertain, AdaptHealth could experience material adverse impacts on its revenue, financial condition and results of operations.

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
AdaptHealth derived approximately 26% and 28% of its net revenue for the years ended December 31, 2022 and 2021, respectively, from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. For example, the Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. AdaptHealth may also be subject to pre-payment review of certain service lines or equipment segments as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.
As a result of the Public Health Emergency Declaration, National Emergency Declaration, and pursuant to the provisions of the CARES Act, among other things, CMS has issued regulatory guidance indicating enforcement discretion and flexibility regarding the provisions of items and services by Durable Medical Equipment, Prosthetics, Orthotics, & Supplies (“DMEPOS”) suppliers like AdaptHealth. These provisions have been announced through blanket waivers under Section 1135 of the Social Security Act, two Interim Final Rules with Requests for Comment on April 6, 2020 and May 8, 2020, respectively, and through numerous forms of subregulatory guidance. These provisions include modifications of various requirements under CMS regulations and Medicare and Medicaid program rules that aim to expand the capacity of healthcare providers and suppliers to deliver healthcare services while minimizing the risk of viral exposure. Even through the end of the public health emergency, many of the provisions regarding documentation, coverage and flexibilities remain subject to further guidance and interpretation by CMS and Medicare Administrative Contractors (“MACs”), among others. Due to the speed with which this guidance was issued, neither CMS nor the MACs have fully addressed the impact of this guidance on medical review of claims or audits. CMS and MACs continued to update guidance regarding coverage criteria, documentation requirements, and in-person encounter requirements for Durable Medical Equipment (“DME”) through their websites and other media through the public health emergency. CMS’s changes include the exercise of enforcement discretion with respect to the clinical conditions and face-to-face encounter requirements required under certain national and local coverage determinations applicable to certain items and supplies AdaptHealth offers. However, because these waivers and flexibilities may not fully describe the precise scope of the waiver or enforcement discretion, CMS, MACs and other Medicare or Medicaid auditors may challenge documentation for individual claims in pre-payment or post-payment audits. Further, the CMS or MACs may continue to modify or clarify this guidance during the COVID-19 pandemic in a way that affects AdaptHealth’s operations or cash flows. Because the guidance issued changes frequently, AdaptHealth may be required to modify its compliance process and operations to remain in compliance with such guidance. In addition, AdaptHealth may be required to alter its operations and processes to ensure compliance once these flexibilities and waivers terminate (including flexibilities and waivers terminated by CMS prior to the end of the public health emergency).

On January 30, 2023, President Biden announced the intent to end the public health emergency on May 11, 2023, which will trigger the expiration of many of the waivers, enforcement discretion and flexibilities. AdaptHealth may be required to alter its operations and processes to ensure compliance once these flexibilities and waivers terminate (including flexibilities and waivers terminated by CMS prior to the end of the public health emergency).

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") also provides for a temporary suspension of reduced rates for items and services provided by AdaptHealth. Previously, CMS applied a blended payment rate for DME furnished in rural or noncontiguous non-competitive bidding areas. Pursuant to provisions of the CARES

Act, through the end of the public health emergency, that blended rate will be based on 50% of the adjusted fee schedule amount (adjusted based on competitively bid prices) and 50% of the unadjusted DMEPOS fee schedule amount. On December 28, 2021, CMS extended the temporary 50/50 blended rate for rural and noncontiguous non-competitive bidding areas after the public health emergency. This 50/50 blended rate was continued in the 2023 DMEPOS Fee Schedule.

The CARES Act introduced a new blended rate for DME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. The Consolidated Appropriations Act, 2023 further extended the 75/25 blended Medicare reimbursement rate in non-competitive bidding/non-rural areas through the end of the public health emergency or December 31, 2023, whichever is later, after which it will revert to 100% of the Medicare fee schedule.
While AdaptHealth cannot predict what Medicare payment rates or coverage determinations will be in effect in future years, changes to payment rates or benefit coverages may materially impact its financial condition and results of operations.

The CARES Act temporarily suspended the 2% payment adjustment applied to all Medicare fee-for-service claims due to sequestration under The Budget Control Act of 2011. The suspension was extended through December 31, 2021 in Public Law 117-7, an act to prevent across-the-board direct spending cuts, and for other purposes. On December 10, 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act was signed into law, extending the suspension of the 2% sequestration through March 31, 2022. This law also contained a phase-in of sequestration, implementing a 1% payment adjustment from April 1, 2022 through June 30 2022 and reinstatement of the 2% payment adjustment as of July 1, 2022. The payment adjustment has, and may continue to, adversely affect AdaptHealth. Additionally, the impact of the termination of temporary suspension of sequestration for Medicare Advantage may depend on specific AdaptHealth individual contracts with Medicare Advantage Organizations.

The Statutory Pay-As-You-Go Act of 2010 (PAYGO) required that automatic payment cuts of 4% be put into place if a statutory action is projected to create a net increase in the deficit over either five or 10 years. The enactment of the American Rescue Plan Act in 2021 would have triggered PAYGO sequestration in 2021. In the Protecting Medicare & American Farmers from Sequester Cuts Act, Congress delayed the PAYGO sequestration until January 1, 2023. The Consolidated Appropriations Act, 2023 (Public Law No: 117-328) further prevented implementation of the PAYGO Medicare 4% sequester through the end of 2024. If not renewed, the PAYGO payment adjustment may adversely affect AdaptHealth.

On December 28, 2021, CMS issued a final rule addressing, among other topics, the classification and payment for continuous glucose monitors (“CGM”). In the final rule, CMS expanded the classification of DME to a larger category of CGMs, regardless of whether they are non-adjunctive (i.e., that replace traditional blood glucose monitors) or adjunctive (i.e., that do not replace traditional blood glucose monitors), as long as such CGMs satisfy the regulatory definition of DME (i.e., can withstand repeated use for at least 3 years).

In its 2023 DMEPOS Fee Schedule, CMS also announced the fee schedule adjustment based on the annual change to the Consumer Pricing Index for all urban areas. Items that were subject to the CBP in former CBAs will receive a 6.4% adjustment. Items that were subject to the CBP in non-CBAs will receive a 9.1% adjustment. Items not subject to the CBP will receive an 8.7% adjustment.
AdaptHealth’s business may be adversely impacted by healthcare reform efforts, including repeal of or significant modifications to the ACA.
In recent years, the U.S. Congress and certain state legislatures have considered and passed a number of laws that are intended to result in significant changes to the healthcare industry. For example, there have been numerous political and legal efforts to expand, repeal, replace or modify the Patient Protection and Affordable Care Act, as amended (“ACA”), since the law’s enactment, some of which have been successful, in part, in modifying the law, as well as court challenges to the constitutionality of the law. The U.S. Supreme Court rejected the latest such case on June 17, 2021, when the Court held that the plaintiffs lacked standing to challenge the ACA’s requirement to obtain minimum essential health insurance coverage or the individual mandate and dismissed the case without specifically ruling on the constitutionality of the ACA. Federal regulatory agencies continue to modify ACA regulations and guidance related to the ACA, often as a result of presidential directives. The ultimate outcome of efforts to expand the ACA, substantially amend its provisions, or change funding for the ACA is unknown. Though we cannot predict what, if any, reform proposals will be adopted, healthcare reform and legislation may have a material adverse effect on AdaptHealth's business, financial condition and results of operations. Any future efforts to challenge, repeal or replace the ACA or implement alternative reform measures may result in reduced funding for state Medicaid programs, lower numbers of insured individuals, reduced coverage for insured individuals, and could impact providers and other healthcare industry participants and cause AdaptHealth’s revenues to decrease to the extent such legislation reduces Medicaid and/or Medicare reimbursement rates.
AdaptHealth is subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and AdaptHealth may become subject to such litigation. If AdaptHealth is unable to comply or has not fully complied with such laws, it could face substantial penalties.
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
From time to time, AdaptHealth has been and is involved in various governmental audits, investigations and reviews related to its operations. Reviews and investigations can lead to government actions, resulting in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way AdaptHealth conducts business, loss of licensure or exclusion from participation in Medicare, Medicaid or other government programs. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. If AdaptHealth fails to comply with applicable laws, regulations and rules, its financial condition and results of operations could be adversely affected. Furthermore, becoming subject to these governmental investigations, audits and reviews may result in substantial costs and divert management’s attention from the business as AdaptHealth cooperates with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues.
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
CMS has established and maintains a Master List of Items Frequently Subject to Unnecessary Utilization of certain DMEPOS items identified as being subject to unnecessary utilization. This list identifies items that CMS has determined could potentially be subject to prior authorization as a condition of Medicare payment. Since 2012, CMS has also maintained a list of categories of DMEPOS items that require face-to-face encounters with practitioners and written orders before the DMEPOS supplier may furnish the items to beneficiaries. In a final rule issued in 2019, CMS combined and harmonized the two lists to create a single unified list (the “Master List”). CMS also reduced the financial threshold for inclusion on the Master List. With certain exceptions for reductions in Payment Threshold (defined as an average purchase fee of $1,000 or greater, adjusted annually for inflation, or an average monthly rental fee of $100 or greater, adjusted annually for inflation), items remain on the Master List for ten years from the date the item was added to the Master List. The presence of an item on the Master List does not automatically mean that prior authorization is required. Under the 2019 final rule, CMS selects items from the Master List for inclusion on the “Required Prior Authorization List.” The expanded Master List would increase the number of DMEPOS items potentially eligible to be selected for prior authorization, face-to-face encounter and written order prior to delivery requirements as a condition of payment. CMS has added certain items that are part of AdaptHealth’s product lines to the Master List and CMS may include the Company’s products on the Required Prior Authorization List. In August 2022, CMS suspended the prior authorization requirement for specified orthosis items on the Required Prior Authorization List under certain circumstances when reported with certain modifiers, effective April 13, 2022. On January 17, 2023, CMS published the annual F2F/WOPD Required List update in a federal register announcement, which added 10 orthosis codes that go into effect on April 17, 2023. To ensure practitioner involvement, these items will require an in person face-to-face encounter or telehealth encounter and also require a written order prior to delivery (WOPD). If CMS adds additional products to the Master List, expands the list of items subject to prior authorization, or expands face-to-face encounter requirements or provisions requiring a written order prior to delivery, these changes may adversely impact AdaptHealth’s revenue, financial condition and results from operations.
Reimbursement claims are subject to audits by various governmental and private payor entities from time to time and such audits may negatively affect AdaptHealth’s revenue, financial condition and results of operations.
AdaptHealth receives a substantial portion of its revenues from the Medicare program. Medicare reimbursement claims made by healthcare providers, including HME providers, are subject to audit from time to time by governmental payors and their agents, such as MACs that, among other things, process and pay Medicare claims, auditors contracted by CMS, and insurance carriers, as well as the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”), CMS and state Medicaid programs. These include specific requirements imposed by the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) Supplier Manuals, Medicare DMEPOS enrollment requirements and Medicare DMEPOS Supplier Standards. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors, including MACs, Recovery Audit Contractors (“RACs”), Unified Program Integrity Contractors (“UPICs”) and Zone Program Integrity Contractors (“ZPICs”), often conduct audits and request customer records and other documents to support AdaptHealth’s claims submitted for payment of services rendered and compliance with government program claim submission requirements. Some contractors are paid a percentage of the overpayments recovered. Negative audit findings or allegations of fraud or abuse may subject AdaptHealth or its individual subsidiaries to liability, such as overpayment liability, refunds or recoupments of previously paid claims, payment suspension, or the revocation of billing or payment privileges in governmental healthcare programs. If CMS or a state Medicaid agency determines that certain actions of the Company or an affiliated subsidiary present an undue risk of fraud, waste, or abuse, they may suspend the billing or payment privileges of the entity, deny the entity’s enrollment or revalidation for Medicare or Medicaid participation, and potentially deny the re-enrollments of other commonly owned entities. Such actions, if imposed on the Company or its subsidiaries, could materially adversely impact the Company’s revenue, financial condition and results of operations.
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

In March 2019, CMS announced that it would consolidate all rounds and areas of the DMEPOS Competitive Bidding Program into a single round of competition effective January 1, 2021 named “Round 2021”, to consolidate prior competitive bidding areas (“CBAs”). Round 2021 contracts became effective on January 1, 2021 and extend through December 31, 2023. CMS included 16 product categories in the Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.
On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that Round 2021 contract awards would only be made for off-the-shelf (OTS) knee and back braces. For the years ended December 31, 2022 and 2021, net revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth has obtained contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.
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
Actual or perceived failures to comply with applicable data protection, privacy and security, and consumer protection laws, regulations, standards and other requirements could adversely affect AdaptHealth's business, results of operations and financial condition.
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
Under the Federal CAN-SPAM Act, the TCPA and the Telemarketing Sales Rule and Medicare regulations, AdaptHealth is limited in the ways in which it can market and service its products and services by use of email, text or telephone marketing. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the TCPA, a federal statute that protects consumers from unwanted telephone calls, faxes and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. On April 1, 2021, in Facebook, Inc. v. Duguid, 141 S. Ct. 1163 (2021), the U.S. Supreme Court adopted a narrow definition of the type of automated dialers that are subject to the TCPA, thereby removing some automated text messages from the scope of the TCPA consent requirements. As a result, there may be an increase in litigation under state laws and new legislation at the federal and state level in an effort to ensure that consent is required for calls and text messages that are now outside the scope of the TCPA. For example, in May 2021, the Florida legislature passed a bill that expands restrictions for telephonic sales calls, including text messages, made using automated selection and dialing systems and creates a private right of action for violations of the law. Additionally, state regulators may determine that telephone calls to patients of AdaptHealth are subject to state telemarketing regulations. If AdaptHealth does not comply with existing or new laws and regulations related to telephone contacts or patient health information, it could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which AdaptHealth handles healthcare-related data and communicates with payors, and the cost of complying with these standards could be significant. The scope and interpretation of the laws that are or may be applicable to the delivery of consumer phone calls, emails and text messages are continuously evolving and developing. If AdaptHealth does not comply with these laws or regulations or if it becomes liable under these laws or regulations, it could face direct liability, could be required to change some portions of its business model, could face negative publicity and its business, financial condition and results of operations could be adversely affected. Even an unsuccessful challenge of AdaptHealth’s phone, email or SMS text practices by its consumers, regulatory authorities or other third parties could result in negative publicity and could require a costly response from and defense by AdaptHealth.

AdaptHealth may be adversely affected by global climate change or by legal, regulatory or market responses to such change.
The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact AdaptHealth's ability to procure goods or services required for the operation of its business at the quantities and levels it requires. AdaptHealth may bear losses incurred as a result of, for example, physical damage to or destruction of its facilities (such as patient service offices and warehouses), loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change.

Governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on GHG emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on AdaptHealth. At the present time, we cannot predict their potential effect on AdaptHealth's capital expenditures or results of operations. These events and impacts could materially adversely affect our business and results of operations.
Risks Related to Our Financial Condition
If AdaptHealth were required to write down all or part of its goodwill its net earnings and net worth could be materially adversely affected.
AdaptHealth had $3.5 billion of goodwill recorded on its Consolidated Balance Sheets at December 31, 2022. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if AdaptHealth’s market capitalization drops significantly below the amount of net equity recorded on its balance sheet, it might indicate a decline in its fair value and would require AdaptHealth to further evaluate whether its goodwill has been impaired. If, as part of AdaptHealth’s annual review of goodwill, or if any triggering events are identified on an interim basis indicating a possible impairment of goodwill, AdaptHealth is required to write down all or a significant part of its goodwill, its net earnings and net worth would be materially adversely affected, which could affect AdaptHealth’s flexibility to obtain additional financing. In addition, if AdaptHealth’s assumptions used in preparing its valuations for purposes of impairment testing differ materially from actual future results, AdaptHealth may record impairment charges in the future and its financial results may be materially adversely affected.
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
AdaptHealth’s ability to maintain and enhance its operating subsidiaries and equipment to meet regulatory standards, operate efficiently and remain competitive in its markets requires AdaptHealth to commit substantial resources to continued investment in its affiliated facilities and equipment. Additionally, the continued expansion of its business through the acquisition of existing facilities, expansion of existing facilities and construction of new facilities may require additional capital, particularly if AdaptHealth were to accelerate its acquisition and expansion plans. Financing may not be available or may be available only on terms that are not favorable. In addition, some of AdaptHealth’s outstanding indebtedness restricts, among other things, its ability to incur additional debt. If AdaptHealth is unable to raise additional funds or obtain additional funds on acceptable terms, it may have to delay or abandon some or all of its growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of AdaptHealth's stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of the Common Stock.
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
We will continue to incur significant increased expenses and administrative burdens as a result of being a public company, which could have a material adverse effect on AdaptHealth's business, financial condition and results of operations.
As a public company, AdaptHealth is subject to the reporting requirements and other obligations of the Exchange Act, the Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges. The SEC and other regulators continue to adopt new rules and regulations and make additional changes to existing regulations that require AdaptHealth’s compliance. Regulatory reform may lead to substantial new disclosure obligations, which may lead to additional compliance costs and impact, in ways AdaptHealth cannot currently anticipate, the manner in which AdaptHealth operates its business. Compliance with such requirements may cause AdaptHealth to continue to incur additional accounting, legal and other expenses and may make certain activities more time-consuming. AdaptHealth also incurs costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and Nasdaq, particularly as a large accelerated filer. Such rules and regulations increase AdaptHealth’s legal and financial compliance costs and AdaptHealth continues to devote significant time to comply with these requirements. AdaptHealth is currently evaluating and monitoring developments with respect to these rules and regulations, and cannot predict or estimate the amount of additional costs it may incur or the timing of such costs.
AdaptHealth has and will continue to incur additional costs to remediate material weaknesses in its internal control over financial reporting, as described in Item 9A, “Controls and Procedures”. It may also be more expensive to obtain director and officer liability insurance. Risks associated with AdaptHealth’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. Furthermore, certain of the key personnel of AdaptHealth may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause AdaptHealth to have to expend time and resources helping them become familiar with such requirements. These increased costs will require AdaptHealth to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

AdaptHealth’s only significant asset is its ownership of AdaptHealth Holdings, and such ownership may not be sufficient to generate the funds necessary to meet its financial obligations or to pay any dividends on its Common Stock.
AdaptHealth has no direct operations and no significant assets other than the ownership of AdaptHealth Holdings. We depend on AdaptHealth Holdings and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations or to pay any dividends with respect to our Common Stock. Legal and contractual restrictions in agreements governing the indebtedness of subsidiaries of AdaptHealth Holdings may limit our ability to ultimately obtain cash from AdaptHealth Holdings. The earnings from, or other available assets of, AdaptHealth Holdings and its subsidiaries may not be sufficient to enable us to satisfy our financial obligations or pay any dividends on our Common Stock. To the extent that we require funds and AdaptHealth Holdings or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.
Risks Related to Our Securities
We may not be able to effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.

As a public company, AdaptHealth is required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in AdaptHealth’s quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we may continue to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly. Further, as we are no longer an emerging growth company, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As described in Item 9A. “Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of December 31, 2022 and our independent registered public accounting firm has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of December 31, 2022. We concluded that our internal control over financial reporting was ineffective as of December 31, 2022 because material weaknesses existed in our internal control over financial reporting which were identified in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2022.

As described in Item 9A. “Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of December 31, 2021 as described in our December 31, 2021 Annual Report on Form 10-K. We have taken a number of measures to remediate the material weaknesses identified as of December 31, 2021 as described in Item 9A. “Controls and Procedures”. With respect to the material weaknesses identified as of December 31, 2022, we plan to implement measures to remediate such material weaknesses as described in Item 9A. “Controls and Procedures”; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. In the future, our independent registered public accounting firm may issue a report that is adverse in the event that it continues to not be satisfied with the level at which our controls are documented, designed or operating effectively. If we are not able to implement additional internal controls and procedures in accordance with the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to conclude that our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us. In addition, we have and will continue to incur additional costs to remediate the material weaknesses in our internal control over financial reporting that are described in Item 9A. “Controls and Procedures”.
Fluctuations in the price of AdaptHealth’s securities could contribute to the loss of all or part of your investment.
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

Factors affecting the trading price of our Common Stock may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•our operating results failing to meet the expectation of securities analysts, investors or our guidance in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning AdaptHealth or the home medical equipment industry in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•our ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving us;
•inability to quickly remediate material weaknesses or the continued identification of material weaknesses in internal control over financial reporting;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Common Stock available for public sale;
•any major change in our board of directors or management;
•sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism, including the ongoing conflict in Ukraine.
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
Certain of AdaptHealth's principal stockholders have significant influence over us.
As of December 31, 2022, Q Management Services (PTC) Ltd., as Trustee of Everest Trust, beneficially owned approximately 10.31% of AdaptHealth's Common Stock, assuming the exercise of 665,628 private placement warrants held by Clifton Bay Offshore Investments L.P. and 41,473 private placement warrants held by Quadrant Management LLC. As of December 31, 2022, OEP AHCO Investment Holdings, LLC beneficially owned approximately 10.23% of AdaptHealth's Common Stock. As long as Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and/or OEP AHCO Investment Holdings, LLC own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our Charter or Amended and Restated

Bylaws (our “Bylaws”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.
The interests of Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and/or OEP AHCO Investment Holdings, LLC may not align with the interests of our other stockholders. Each of Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and OEP AHCO Investment Holdings, LLC is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Each of Q Management Services (PTC) Ltd., as Trustee of the Everest Trust, and OEP AHCO Investment Holdings, LLC may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our Charter provides that our stockholders and our directors, including any who were designated by any of our stockholders, other than any such persons who are employees of us or any of our subsidiaries, do not have any obligation to offer to us any corporate opportunity of which he or she may become aware prior to offering such opportunities to other entities with which they may be affiliated, subject to certain limited exceptions.
Because AdaptHealth has no current plans to pay cash dividends on its Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.
We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.
We are required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.
The Tax Receivable Agreement, which we entered into at the closing of the Business Combination with certain pre-Business Combination owners of AdaptHealth Units (collectively, the “TRA Holders”), generally provides for the payment by us of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the closing as a result of: (i) certain tax attributes of Access Point Medical, Inc. existing prior to the Business Combination; (ii) certain increases in tax basis resulting from exchanges of AdaptHealth Units; (iii) imputed interest deemed to be paid by us as a result of payments we make under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant and is dependent upon significant future events and assumptions, including the timing of the exchanges of AdaptHealth Units, the price of our Common Stock at the time of each exchange, the extent to which such exchanges are taxable transactions and the amount of the exchanging TRA Holder’s tax basis in its AdaptHealth Units at the time of the relevant exchange. The amount of such cash payments is also based on assumptions as to the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. We are dependent on distributions from AdaptHealth Holdings to make payments under the Tax Receivable Agreement, and we cannot guarantee that such distributions will be made in sufficient amounts or at the times needed to enable us to make our required payments under the Tax Receivable Agreement, or at all. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement, and therefore, may accelerate payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the TRA Holders maintaining a continued ownership interest in AdaptHealth Holdings or us.

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
The interests of the TRA Holders in our business may conflict with the interests of our stockholders.
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
AdaptHealth's warrants may have an adverse effect on the market price of its Common Stock.
Simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Common Stock at $11.50 per share. As of December 31, 2022, there were 3,871,557 private placement warrants outstanding, which have an expiration date of November 20, 2024. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.

AdaptHealth's Charter requires that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America be the exclusive forums for substantially all disputes between AdaptHealth and its stockholders, which may have the effect of discouraging lawsuits against AdaptHealth's directors and officers.
AdaptHealth’s Charter requires, to the fullest extent permitted by law, other than any claim to enforce a duty or liability created by the Exchange Act or other claim for which federal courts have exclusive jurisdiction, that derivative actions brought in AdaptHealth’s name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of the State of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. AdaptHealth’s Charter further provides that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These provisions may have the effect of discouraging lawsuits against AdaptHealth’s directors and officers. If a court were to find either exclusive forum provision in AdaptHealth’s Charter to be inapplicable or unenforceable in an action, AdaptHealth may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm its business. Although the Delaware Supreme Court held in March 2020 that exclusive forum provisions of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act are facially valid, courts in other jurisdictions may find such provisions to be unenforceable.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease all of our offices and facilities. Our corporate headquarters currently consists of approximately 15,500 square feet in an office building located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462. In addition to our corporate headquarters, we lease facilities for our operating locations, billing centers, and other warehouse and office space. All facilities are leased pursuant to operating leases. We believe that our facilities are suitable and adequate for our planned needs.
Item 3. Legal Proceedings
See Item 7. “Management's Discussion and Analysis of Financial Results and Operations - Commitments and Contingencies."
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market Price of and Dividends on Registrant’s Common Equity and Related Stockholder Matters; Issuer Purchases of Equity Securities
Market Information
Our Common Stock is currently listed on Nasdaq under the symbol “AHCO.” As of February 24, 2023, there were 45 holders of record of shares of our Common Stock. Such number does not include beneficial owners holding our securities through nominee names.
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
Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, during the quarter ended December 31, 2022.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with AdaptHealth Corp.'s ("AdaptHealth" or the "Company") consolidated financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences include, but are not limited to, those discussed in Item 1A, "Risk Factors", of this Annual Report on Form 10-K. Certain amounts that appear in this section may not sum due to rounding.

AdaptHealth Corp. Overview
AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment ("HME"), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea ("OSA"), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2022, AdaptHealth serviced approximately 3.9 million patients annually in all 50 states through its network of approximately 725 locations in 47 states. The Company's principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.
Impact of the COVID-19 Pandemic

Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. Through the CARES Act, the federal government authorized payments that were distributed to healthcare providers through the Public Health and Social Services Emergency Fund ("Provider Relief Fund" or "PRF"). Additionally, the CARES Act revised the Medicare accelerated and advance payment program in an attempt to disburse payments to healthcare providers more quickly to mitigate the financial impact on healthcare providers.
AdaptHealth increased its cash liquidity by, among other things, seeking recoupable advance payments of $45.8 million made available by CMS under the CARES Act legislation, which was received in April 2020. In addition, in connection with an acquisition completed in July 2020, AdaptHealth assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and were applied to services provided and revenue recognized during the period in which the recoupment occurred, which impacted AdaptHealth's cash receipts for services provided during the period in which the amounts were recouped. As of December 31, 2022 the CMS advance payments have been recouped by or repaid to CMS in full and there is no liability to CMS for these amounts as of such date. In addition, in April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million, and subsequent to April 2020, AdaptHealth completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, AdaptHealth recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services ("HHS"). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. As of December 31, 2021, AdaptHealth recognized all of the PRF payments it had received, and the liabilities assumed for PRF payments received from acquired companies, as grant income, as it was determined that AdaptHealth has complied with the terms and conditions associated with the grant. As such, there is no liability recorded in AdaptHealth's consolidated balance sheet relating to the PRF payments as of December 31, 2022 and 2021.
HHS has indicated that the CARES Act PRF are subject to ongoing reporting and changes to the terms and conditions, and there have been several updates to such reporting requirements and terms and conditions since they were issued by HHS. Such updates have related to changes to the guidance regarding utilization of the funds granted from the PRF and updates to the reporting requirements of such funds, among other updates. To the extent that there is any future updated guidance from HHS or modifications to the terms and conditions, it may affect AdaptHealth's ability to comply and AdaptHealth could be required to reverse the recognition of the grant income recorded and return a portion of the funds received, which could be material to AdaptHealth. AdaptHealth is continuing to monitor the terms and conditions issued by HHS. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG), auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS.

Also, as permitted under the CARES Act, AdaptHealth elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, AdaptHealth deferred $8.6 million under this provision, and paid $4.3 million on January 4, 2022 and $4.3 million on December 14, 2022. There are no further amounts due under this provision as of December 31, 2022.

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material impact on AdaptHealth's consolidated operating results initially, AdaptHealth experienced declines in net revenue in 2021 and 2020 in certain services associated with elective medical procedures (such as commencement of new CPAP services and medical equipment and orthopedic supply related to facility discharges). Offsetting these declines in net revenue, AdaptHealth experienced an increase in net revenue in 2021 and 2020 related to increased demand for certain respiratory products (such as oxygen), increased sales in its resupply businesses (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders) and the one-time sale of certain respiratory equipment (primarily ventilators, bi-level PAP devices and oxygen concentrators) to hospitals and local health agencies. Additionally, the suspension of Medicare sequestration (which had resulted in an approximate 2% increase in Medicare payments to all providers through March 31, 2022 and a 1% increase from April 1, 2022 through June 30, 2022), and regulatory guidance from CMS expanding telemedicine and reducing documentation requirements during the public health emergency period, resulted in increased net revenues for certain products and services. However, Medicare sequestration has resumed on July 1, 2022 and will result in a reduction of 2% applied to all Medicare Fee-for-Service claims, which will negatively affect AdaptHealth's net revenue. On January 30, 2023, President Biden announced the intent to end the public health emergency on May 11, 2023.

Impact of Inflation

Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. The cost to manufacture and distribute the equipment and products that AdaptHealth provides to patients is influenced by the cost of materials, labor, and transportation, including fuel costs. AdaptHealth has recently experienced inflationary pressure and higher costs as a result of the increasing cost of materials, labor and transportation. The increase in the cost of equipment and products is due in part to a shortage in the availability of certain products, the higher cost of shipping, and general inflationary cost increases. Additionally, it is not certain that AdaptHealth will be able to pass increased costs onto customers to offset inflationary pressures. Continuing increases in inflation could impact the overall demand for AdaptHealth's products and services, its costs for labor, equipment and products, and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth's business, financial position, results of operations and cash flows. In addition, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect AdaptHealth's financial results. Although there have been recent increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth's primary mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth's purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth's digital platform for prescriptions, orders and delivery.
Key Components of Operating Results
Net Revenue. Net revenue is recorded for services that AdaptHealth provides to patients for home healthcare equipment, medical supplies to the home and related services. AdaptHealth' s primary service lines are (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from OSA, (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. Revenues are recorded either (x) at a point in time for the sale of supplies and disposables, or (y) over the service period for equipment rental (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment), at amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers. Certain trends or uncertainties that may have a material impact on revenue growth and operating results include the Company's ability to obtain new patient starts and to generate referrals from patient referral sources and the ability to meet the increased demand considering supply chain issues and inflationary pressures.

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
Factors Affecting AdaptHealth’s Operating Results
AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:
Acquisitions
AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. Refer to Note 3, Acquisitions, included in our consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K for additional information regarding AdaptHealth’s acquisitions.
Debt
In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. In January 2021, AdaptHealth issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. In July 2020, AdaptHealth issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the “6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021. Refer to the section below, titled Liquidity and Capital Resources, for additional discussion related to AdaptHealth’s senior unsecured notes.
In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement with its existing bank group, which was subsequently amended in April 2021 (the “2021 Credit Agreement”). Refer to the section below, titled Liquidity and Capital Resources, for additional discussion related to the 2021 Credit Agreement.
In July 2020, AdaptHealth refinanced its then current debt borrowings and entered into a new credit agreement with a new bank group (the “2020 Credit Agreement”). The 2020 Credit Agreement consisted of a $250 million secured term loan (the “2020 Term Loan”) and $200 million in commitments for revolving credit loans. The amount borrowed under the 2020 Term Loan bore interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined in the 2020 Credit Agreement) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined in the 2020 Credit Agreement). Outstanding amounts borrowed under the 2020 Credit Agreement were repaid in full in connection with the January 2021 refinancing transaction discussed above.
In March 2019, AdaptHealth entered into a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, AdaptHealth issued a promissory note with a principal amount of $100 million (the "Promissory Note"). In November 2019, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the "New Promissory Note". In June 2021, AdaptHealth repaid $71.8 million of the outstanding principal balance under the New Promissory Note. In August 2021, AdaptHealth repaid the remaining outstanding principal balance of $71.7 million under the New Promissory Note. The outstanding principal balance under the New Promissory Note bore interest at 12%.
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
Key Business Metrics

AdaptHealth focuses on net revenue, EBITDA, Adjusted EBITDA and Free Cash Flow as it reviews its performance. Total net revenue is comprised of net sales revenue and net revenue from fixed monthly equipment reimbursements, less implicit price concessions. Net sales revenue consists of revenue recognized at a point in time for the sale of supplies and disposables. Net revenue from fixed monthly equipment reimbursements consists of revenue recognized over the service period for equipment (including, but not limited to, CPAP machines, oxygen concentrators, ventilators, hospital beds, wheelchairs and other equipment).

	Three Months Ended
Net Revenue	March 31, 2022		June 30, 2022		September 30, 2022		December 31, 2022
(in thousands, except revenue percentage, "%")	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue - Point in time
Sleep	$192,335	27.2%	$194,693	26.8%	$198,206	26.2%	$208,787	26.8%	$794,021	26.7%
Diabetes	151,359	21.4%	162,259	22.3%	169,075	22.3%	188,295	24.1%	670,988	22.6%
Supplies to the home	39,865	5.6%	43,881	6.0%	47,793	6.3%	47,787	6.1%	179,326	6.0%
Respiratory	8,145	1.2%	7,891	1.1%	9,734	1.3%	8,572	1.1%	34,342	1.2%
HME	30,052	4.3%	30,313	4.2%	29,463	3.9%	28,714	3.7%	118,542	4.0%
Other	54,199	7.7%	53,617	7.3%	58,252	7.7%	52,393	6.7%	218,461	7.4%
Total Net sales revenue	$475,955	67.4%	$492,654	67.7%	$512,523	67.7%	$534,548	68.5%	$2,015,680	67.9%

Net revenue from fixed monthly equipment reimbursements
Sleep	$57,938	8.2%	$65,661	9.0%	$72,423	9.6%	$76,683	9.8%	$272,705	9.2%
Diabetes	3,946	0.6%	4,034	0.6%	4,211	0.6%	3,912	0.5%	16,103	0.5%
Respiratory	132,580	18.8%	128,865	17.7%	130,618	17.3%	128,634	16.5%	520,697	17.5%
HME	25,725	3.6%	25,547	3.5%	25,482	3.4%	25,502	3.3%	102,256	3.4%
Other	10,059	1.4%	10,853	1.5%	11,238	1.4%	11,004	1.4%	43,154	1.5%
Total Net revenue from fixed monthly equipment reimbursements	$230,248	32.6%	$234,960	32.3%	$243,972	32.3%	$245,735	31.5%	$954,915	32.1%

Total net revenue
Sleep	$250,273	35.4%	$260,354	35.8%	$270,629	35.8%	$285,470	36.6%	$1,066,726	35.9%
Diabetes	155,305	22.0%	166,293	22.9%	173,286	22.9%	192,207	24.6%	687,091	23.1%
Supplies to the home	39,865	5.6%	43,881	6.0%	47,793	6.3%	47,787	6.1%	179,326	6.0%
Respiratory	140,725	20.0%	136,756	18.8%	140,352	18.6%	137,206	17.6%	555,039	18.7%
HME	55,777	7.9%	55,860	7.7%	54,945	7.3%	54,216	7.0%	220,798	7.4%
Other	64,258	9.1%	64,470	8.8%	69,490	9.1%	63,397	8.1%	261,615	8.9%
Total Net revenue	$706,203	100%	$727,614	100%	$756,495	100%	$780,283	100%	$2,970,595	100%

	Three Months Ended
Net Revenue	March 31, 2021		June 30, 2021		September 30, 2021		December 31, 2021
(in thousands, except revenue percentage, "%")	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue - Point in time
Sleep	$128,682	26.7%	$163,331	26.5%	$173,359	26.5%	$188,758	26.9%	$654,130	26.6%
Diabetes	95,017	19.7%	123,314	20.0%	134,228	20.5%	175,523	25.0%	528,082	21.5%
Supplies to the home	41,363	8.6%	42,675	6.9%	42,441	6.5%	41,351	5.9%	167,830	6.8%
Respiratory	5,621	1.2%	13,154	2.1%	6,228	1.0%	6,013	0.9%	31,016	1.3%
HME	23,401	4.9%	29,268	4.7%	29,919	4.6%	31,217	4.4%	113,805	4.6%
Other	23,181	4.7%	28,855	4.7%	45,996	7.1%	46,511	6.6%	144,543	6.0%
Total Net sales revenue	$317,265	65.8%	$400,597	64.9%	$432,171	66.2%	$489,373	69.7%	$1,639,406	66.8%

Net revenue from fixed monthly equipment reimbursements
Sleep	$48,109	10.0%	$66,335	10.8%	$62,755	9.6%	$60,053	8.6%	$237,252	9.7%
Diabetes	2,853	0.6%	3,216	0.5%	3,722	0.6%	3,332	0.5%	13,123	0.5%
Respiratory	83,454	17.3%	111,528	18.1%	117,918	18.0%	114,370	16.3%	427,270	17.4%
HME	20,380	4.2%	24,431	4.0%	26,043	4.0%	25,082	3.6%	95,936	3.9%
Other	10,058	2.1%	10,910	1.7%	10,684	1.6%	9,896	1.3%	41,548	1.7%
Total Net revenue from fixed monthly equipment reimbursements	$164,854	34.2%	$216,420	35.1%	$221,122	33.8%	$212,733	30.3%	$815,129	33.2%

Total Net revenue
Sleep	$176,791	36.7%	$229,666	37.3%	$236,114	36.1%	$248,811	35.5%	$891,382	36.3%
Diabetes	97,870	20.3%	126,530	20.5%	137,950	21.1%	178,855	25.5%	541,205	22.0%
Supplies to the home	41,363	8.6%	42,675	6.9%	42,441	6.5%	41,351	5.9%	167,830	6.8%
Respiratory	89,075	18.5%	124,682	20.2%	124,146	19.0%	120,383	17.2%	458,286	18.7%
HME	43,781	9.1%	53,699	8.7%	55,962	8.6%	56,299	8.0%	209,741	8.5%
Other	33,239	6.8%	39,765	6.4%	56,680	8.7%	56,407	7.9%	186,091	7.7%
Total Net revenue	$482,119	100%	$617,017	100%	$653,293	100%	$702,106	100%	$2,454,535	100%

	Three Months Ended
Net Revenue	March 31, 2020		June 30, 2020		September 30, 2020		December 31, 2020
(in thousands, except revenue percentage, "%")	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue - Point in time
Sleep	$68,894	36.0%	$84,421	36.4%	$74,655	26.2%	$84,890	24.4%	$312,860	29.6%
Diabetes	5,307	2.8%	6,372	2.7%	52,887	18.6%	94,924	27.2%	159,490	15.1%
Supplies to the home	28,032	14.6%	27,868	12.0%	44,579	15.7%	45,145	13.0%	145,624	13.8%
Respiratory	2,768	1.4%	18,114	7.8%	5,152	1.8%	2,571	0.7%	28,605	2.7%
HME	11,579	6.0%	12,727	5.5%	14,998	5.3%	18,725	5.4%	58,029	5.5%
Other	12,393	6.6%	11,463	4.9%	14,869	5.2%	15,964	4.6%	54,689	5.2%
Total Net sales revenue	$128,973	67.4%	$160,965	69.3%	$207,140	72.8%	$262,219	75.3%	$759,297	71.9%

Net revenue from fixed monthly equipment reimbursements
Sleep	$22,669	11.8%	$22,644	9.8%	$24,971	8.8%	$28,077	8.1%	$98,361	9.3%
Diabetes	—	—%	—	—%	946	0.3%	1,521	0.4%	2,467	0.2%
Respiratory	25,007	13.1%	30,856	13.3%	32,269	11.3%	35,728	10.3%	123,860	11.7%
HME	12,177	6.4%	13,262	5.7%	14,256	5.0%	16,152	4.6%	55,847	5.3%
Other	2,613	1.3%	4,389	1.9%	4,823	1.8%	4,732	1.3%	16,557	1.6%
Total Net revenue from fixed monthly equipment reimbursements	$62,466	32.6%	$71,151	30.7%	$77,265	27.2%	$86,210	24.7%	$297,092	28.1%

Total Net revenue
Sleep	$91,563	47.8%	$107,065	46.2%	$99,626	35.0%	$112,967	32.5%	$411,221	38.9%
Diabetes	5,307	2.8%	6,372	2.7%	53,833	18.9%	96,445	27.6%	161,957	15.3%
Supplies to the home	28,032	14.6%	27,868	12.0%	44,579	15.7%	45,145	13.0%	145,624	13.8%
Respiratory	27,775	14.5%	48,970	21.1%	37,421	13.1%	38,299	11.0%	152,465	14.4%
HME	23,756	12.4%	25,989	11.2%	29,254	10.3%	34,877	10.0%	113,876	10.8%
Other	15,006	7.9	15,852	6.8%	19,692	7.0%	20,696	5.9%	71,246	6.8%
Total Net revenue	$191,439	100%	$232,116	100%	$284,405	100%	$348,429	100%	$1,056,389	100%

Results of Operations
Comparison of Year Ended December 31, 2022 and Year Ended December 31, 2021.
The following table summarizes AdaptHealth’s consolidated results of operations for the years ended December 31, 2022 and 2021:

(in thousands, except percentages)	Year Ended December 31,
	2022		2021
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
	(Unaudited)
Net revenue	$2,970,595	100.0%	$2,454,535	100.0%	$516,060	21.0%
Grant income	—	—%	10,595	0.4%	(10,595)	(100.0)%
Costs and expenses:
Cost of net revenue	2,553,169	85.9%	2,008,925	81.8%	544,244	27.1%
General and administrative expenses	162,125	5.5%	167,505	6.8%	(5,380)	(3.2)%
Depreciation and amortization, excluding patient equipment depreciation	64,890	2.2%	63,095	2.6%	1,795	2.8%
Total costs and expenses	2,780,184	93.6%	2,239,525	91.2%	540,659	24.1%
Operating income	190,411	6.4%	225,605	8.8%	(35,194)	(15.6)%
Interest expense, net	109,414	3.7%	95,195	3.9%	14,219	14.9%
Change in fair value of warrant liability	(17,158)	(0.6)%	(53,181)	(2.2)%	36,023	(67.7)%
Change in fair value of contingent consideration common shares liability	—	—%	(29,389)	(1.2)%	29,389	(100.0)%
Loss on extinguishment of debt	—	—%	20,189	0.8%	(20,189)	(100.0)%
Other loss, net	253	—%	1,832	0.1%	(1,579)	(86.2)%
Income before income taxes	97,902	3.3%	190,959	7.4%	(93,057)	(48.7)%
Income tax expense	24,769	0.8%	32,806	1.3%	(8,037)	(24.5)%
Net income	73,133	2.5%	158,153	6.1%	(85,020)	(53.8)%
Income attributable to noncontrolling interests	3,817	0.1%	1,978	0.1%	1,839	93.0%
Net income attributable to AdaptHealth Corp.	$69,316	2.4%	$156,175	6.0%	$(86,859)	(55.6)%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Variance 2022 vs. 2021
(in thousands, except percentages)	$	%
	(Unaudited)
Revenue change driver:
Increase from acquisitions	$439,817	17.9%
Increase from non-acquired growth	86,359	3.5%
Decrease in business to business revenue	(10,116)	(0.4)%
Total change in net revenue	$516,060	21.0%

Net revenue for the years ended December 31, 2022 and 2021 was $2,970.6 million and $2,454.5 million, respectively, an increase of $516.1 million or 21.0%. The increase in net revenue was primarily driven by acquisitions, which increased net revenue by $439.8 million, and an increase of $86.4 million related to non-acquired growth. Additionally, net revenue during the years ended December 31, 2022 and 2021 were negatively impacted by a recall of certain ventilator, BiPAP, and CPAP devices supplied to AdaptHealth by Philips Respironics ("Philips)". On June 14, 2021, AdaptHealth received notice from Philips that these devices would be included in a Philips voluntary recall due to potential health risks to patients. It was not possible to purchase these products from Philips, which led to shortages in the supply chain, and other suppliers were unable to meet the strong patient demand for these products, which materially affected AdaptHealth’s ability to service patient demand for these devices during the year ended December 31, 2021. During 2022, there was improved ability to purchase these products from alternative suppliers but continued shortages in the supply chain materially impacted AdaptHealth's ability to service patient demand for these devices.
For the year ended December 31, 2022, net sales revenue (recognized at a point in time) comprised 68% of total net revenue, compared to 67% of total net revenue for the year ended December 31, 2021. For the year ended December 31, 2022, net revenue from fixed monthly equipment reimbursements comprised 32% of total net revenue, compared to 33% of total net revenue for the year ended December 31, 2021.

Grant income. Grant income for the year ended December 31, 2021 related to the recognition of amounts received under the CARES Act provider relief funds. See Item 7. “Management's Discussion and Analysis of Financial Results and Operations – Impact of the COVID-19 Pandemic."
Cost of Net Revenue.
The following table summarizes cost of net revenue for the years ended December 31, 2022 and 2021:

(in thousands, except percentages)	Year Ended December 31,
	2022		2021
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$1,199,481	40.4%	$955,813	38.9%	$243,668	25.5%
Salaries, labor and benefits	770,669	25.9%	595,668	24.3%	175,001	29.4%
Patient equipment depreciation	286,288	9.6%	194,958	7.9%	91,330	46.8%
Rent and occupancy	64,375	2.2%	48,586	2.0%	15,789	32.5%
Other operating expenses	225,719	7.6%	206,599	8.4%	19,120	9.3%
Equity-based compensation	6,637	0.2%	7,301	0.3%	(664)	(9.1)%
Total cost of net revenue	$2,553,169	85.9%	$2,008,925	81.8%	$544,244	27.1%
Cost of net revenue for the years ended December 31, 2022 and 2021 was $2,553.2 million and $2,008.9 million, respectively, an increase of $544.2 million or 27.1%. Costs of products and supplies increased by $243.7 million primarily as a result of acquisition growth, increased product costs, increased sales revenue, and general inflationary cost increases. Salaries, labor and benefits increased by $175.0 million, primarily related to acquisition growth, increased headcount, higher wages and commissions, and workforce wage pressure driven by inflation. Patient equipment depreciation was 9.6% of net revenue in 2022 compared to 7.9% in 2021, primarily as a result of a change in product mix. The increase in rent and occupancy and other operating expenses is primarily related to acquisition growth and general inflationary cost increases. The increase in other operating expenses includes increased shipping costs, including fuel costs which have increased by $2.6 million in 2022 compared to 2021.
General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2022 and 2021 were $162.1 million and $167.5 million, respectively, a decrease of $5.4 million or 3.2%. This decrease is primarily due to lower transaction costs as there was less acquisition activity in 2022 compared to 2021, and lower equity-based compensation expense, offset by higher professional fees including legal, accounting, information-technology, and consulting expenses associated with systems implementation activities and post-implementation support services. General and administrative expenses as a percentage of net revenue was 5.5% in 2022, compared to 6.8% in 2021. General and administrative expenses in 2022 included $6.0 million of transaction costs, $15.8 million of equity-based compensation expense, and other non-recurring expenses of $19.7 million (including $11.7 million of consulting expenses associated with systems implementation activities and post-implementation support services and $7.4 million of legal fees associated with litigation). General and administrative expenses in 2021 included $47.9 million of transaction costs, $18.0 million of equity-based compensation expense, and other non-recurring expenses of $2.4 million. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.1% and 4.0% in 2022 and 2021, respectively.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the years ended December 31, 2022 and 2021 was $64.9 million and $63.1 million, respectively, an increase of $1.8 million. The increase was primarily related to higher depreciation expense associated with fixed assets excluding patient equipment, offset by lower amortization of intangible assets, primarily relating to a contractual rental agreement intangible asset recognized in connection with the AeroCare acquisition that became fully amortized at the end of 2021.
Interest Expense, net. Interest expense, net for the years ended December 31, 2022 and 2021 was $109.4 million and $95.2 million, respectively. Interest expense related to long-term debt was higher in 2022 compared to 2021 as a result of higher average long-term debt borrowings outstanding during that period and higher interest rates. Interest expense relating to AdaptHealth's credit agreement and senior unsecured notes increased by $8.0 million and $19.8 million, respectively, in 2022 compared to 2021. These increases were offset by $9.5 million of interest expense on AdaptHealth's note payable in 2021 which did not exist in 2022. Such borrowings were primarily used to fund acquisitions.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 11, Stockholders' Equity – Warrants, to the accompanying December 31, 2022 consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in 2022 and 2021 for the change in the estimated fair value of such liability during the respective periods.
Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings were entitled to contingent consideration common shares, as discussed in Note 11, Stockholders' Equity – Contingent Consideration Common Shares, to the accompanying December 31, 2022 consolidated financial statements. These shares were liability-classified during 2021 and the change in fair value of the contingent consideration common shares liability represents a non-cash gain for the change in the estimated fair value of such liability during the period. At December 31, 2021,the liability relating to the unearned contingent consideration common shares as of that date was reclassified to stockholders' equity. Since the fair value of these shares was reclassified to stockholders’ equity on December 31, 2021, these shares were no longer liability classified as of such date and therefore the changes in the estimated fair value of such shares were not recognized in the AdaptHealth’s consolidated statements of operations during 2022.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the year ended December 31, 2021 consisted of $16.2 million of debt prepayment penalties and $2.0 million for the write-off of unamortized deferred financing costs in connection with the early repayment of AdaptHealth’s note payable, and $2.0 million for the write-off of unamortized deferred financing costs in connection with AdaptHealth refinancing its credit facility in 2021.
Other loss, net. Other loss, net for the year ended December 31, 2022 consisted of $3.2 million of expenses associated with legal settlements, $2.2 million of increases in the fair value of contingent consideration liabilities related to acquisitions, and $0.2 million of other charges, offset by income of $2.9 million related to changes in AdaptHealth’s estimated TRA liability and $2.4 million in gains from asset sales. Other loss, net for the year ended December 31, 2021 consisted of $3.9 million of expenses associated with legal settlements, offset by a $1.9 million gain in connection with the consolidation of an equity method investment and $0.2 million of other income.

Income Tax Expense. Income tax expense for the year ended December 31, 2022 was $24.8 million compared to income tax expense of $32.8 million for the year ended December 31, 2021. The decrease in income tax expense was due to lower pre-tax income offset by deferred only expense resulting from a decrease in estimated state effective tax rates.

Comparison of Year Ended December 31, 2021 and Year Ended December 31, 2020.
The following table summarizes AdaptHealth’s consolidated results of operations for the years ended December 31, 2021 and 2020:

(in thousands, except percentages)	Year Ended December 31,
	2021		2020
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
	(Unaudited)
Net revenue	$2,454,535	100.0%	$1,056,389	100.0%	$1,398,146	132.4%
Grant income	10,595	0.4%	14,277	1.4%	(3,682)	NM
Costs and expenses:
Cost of net revenue	2,008,925	81.8%	898,601	85.1%	1,110,324	123.6%
General and administrative expenses	167,505	6.8%	89,346	8.5%	78,159	87.5%
Depreciation and amortization, excluding patient equipment depreciation	63,095	2.6%	11,373	1.1%	51,722	454.8%
Total costs and expenses	2,239,525	91.2%	999,320	94.6%	1,240,205	124.1%
Operating income	225,605	9.2%	71,346	6.8%	154,259	216.2%
Interest expense, net	95,195	3.9%	41,430	3.9%	53,765	129.8%
Change in fair value of warrant liability	(53,181)	(2.2)%	135,368	12.8%	(188,549)	NM
Change in fair value of contingent consideration common shares liability	(29,389)	(1.2)%	98,717	9.3%	(128,106)	NM
Loss on extinguishment of debt	20,189	0.8%	5,316	0.5%	14,873	NM
Other loss (income), net	1,832	0.1%	(3,444)	(0.3)%	5,276	NM
Income (loss) before income taxes	190,959	7.8%	(206,041)	(19.5)%	397,000	(192.7)%
Income tax expense (benefit)	32,806	1.3%	(11,955)	(1.1)%	44,761	NM
Net income	158,153	6.4%	(194,086)	(18.4)%	352,239	(181.5)%
Income (loss) attributable to noncontrolling interests	1,978	0.1%	(32,454)	(3.1)%	34,432	NM
Net income (loss) attributable to AdaptHealth Corp.	$156,175	6.4%	$(161,632)	(15.3)%	$317,807	(196.6)%
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
For the year ended December 31, 2021, net sales revenue (recognized at a point in time) comprised 67% of total net revenue, compared to 72% of total net revenue for the year ended December 31, 2020. For the year ended December 31, 2021, net revenue from fixed monthly equipment reimbursements comprised 33% of total net revenue, compared to 28% of total net revenue for the year ended December 31, 2020. These changes are primarily due to a change in product mix, primarily from the acquisition of AeroCare.
Grant income. Grant income for the years ended December 31, 2021 and 2020 related to the recognition of amounts received under the CARES Act provider relief funds.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the years ended December 31, 2021 and 2020:

(in thousands, except percentages)	Year Ended December 31,
	2021		2020
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$955,813	38.9%	$441,931	41.8%	$513,882	116.3%
Salaries, labor and benefits	595,668	24.3%	257,898	24.4%	337,770	131.0%
Patient equipment depreciation	194,958	7.9%	71,072	6.7%	123,886	174.3%
Rent and occupancy	48,586	2.0%	22,344	2.1%	26,242	117.4%
Other operating expenses	206,599	8.4%	97,511	9.3%	109,088	111.9%
Equity-based compensation	7,301	0.3%	7,845	0.8%	(544)	(6.9)%
Total cost of net revenue	$2,008,925	81.8%	$898,601	85.1%	$1,110,324	123.6%
Cost of net revenue for the years ended December 31, 2021 and 2020 was $2,008.9 million and $898.6 million, respectively, an increase of $1,110.3 million or123.6%, which is primarily related to acquisition growth. Costs of products and supplies increased by $513.9 million primarily as a result of acquisition growth, primarily from the acquisition of AeroCare, and increased net sales revenue. Salaries, labor and benefits increased by $337.8 million, primarily related to acquisition growth and increased headcount, primarily from the acquisition of AeroCare. The increase in rent and occupancy and other operating expenses is related to acquisition growth.
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
General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2021 and 2020 were $167.5 million and $89.3 million, respectively, an increase of $78.2 million or 87.5%. This increase is primarily due to (1) increased transaction costs related to acquisition growth, primarily from the acquisition of AeroCare, (2) higher professional fees including legal, accounting and consulting, including costs for Sarbanes Oxley compliance, (3)

higher labor costs associated with increased headcount, (4) higher equity-based compensation expense as a result of overall increased equity-based compensation grant activity and the accelerated vesting of certain awards, including $2.4 million in connection with the acceleration of vesting of certain equity awards in connection with the separation of the Company’s former Co-CEO, and (5) higher information technology-related expenses. General and administrative expenses as a percentage of net revenue was 6.8% in 2021, compared to 8.5% in 2020. General and administrative expenses in 2021 included $47.9 million of transaction costs, $18.0 million of equity-based compensation expense, and other non-recurring expenses of $2.4 million. General and administrative expenses in 2020 included $25.4 million of transaction costs, $10.8 million of equity-based compensation expense, and other non-recurring expenses of $1.1 million. Excluding the impact of these charges, general and administrative expenses as a percentage of net revenue was 4.0% and 4.9% in 2021 and 2020, respectively.
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
Interest Expense, net. Interest expense, net for the years ended December 31, 2021 and 2020 was $95.2 million and $41.4 million, respectively. Interest expense related to long-term debt was higher in 2021 compared to 2020 as a result of higher long-term debt borrowings outstanding during that period. Such borrowings were primarily used to fund acquisitions.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in 2021 and a non-cash charge in 2020 for the change in the estimated fair value of such liability during the respective periods.
Change in Fair Value of Contingent Consideration Common Shares Liability. In connection with the Business Combination, certain former owners of AdaptHealth Holdings were entitled to contingent consideration common shares. These shares were liability-classified through December 31, 2021, and the change in fair value of the contingent consideration common shares liability represents a non-cash gain in 2021 and a non-cash charge in 2020 for the change in the estimated fair value of such liability during the respective periods.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the year ended December 31, 2021 consisted of $16.2 million of debt prepayment penalties and $2.0 million for the write-off of unamortized deferred financing costs in connection with the early repayment of AdaptHealth’s note payable, and $2.0 million for the write-off of unamortized deferred financing costs in connection with AdaptHealth refinancing its credit facility in 2021. Loss on extinguishment of debt for the year ended December 31, 2020 consisted of the write-off of unamortized deferred financing costs in connection with AdaptHealth refinancing its credit facility in July 2020.
Other (Income) Loss, net. Other loss, net for the year ended December 31, 2021 consisted of $3.9 million of expenses associated with legal settlements and $1.9 million of other charges, offset by $0.9 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions, $0.7 million of equity income related to equity method investments, a gain of $0.5 million for the receipt of earnout proceeds in connection with an investment that was sold in 2020, and a $1.9 million gain in connection with the consolidation of an equity method investment. Other income, net for the year ended December 31, 2020 consisted of $4.2 million in net reductions in the fair value of contingent consideration liabilities related to acquisitions, a gain of $0.6 million related to the sale of an investment, $0.1 million of equity income related to equity method investments, offset by a $1.5 million expense related to a transition services agreement executed in connection with an acquisition completed in 2020.
Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2021 was $32.8 million compared to an income tax benefit of $12.0 million for the year ended December 31, 2020. The increase in income tax expense was primarily related to increased pre-tax income and AdaptHealth Holding’s change in U.S. federal income tax classification as a result of a tax restructuring completed in 2021.

EBITDA and Adjusted EBITDA
AdaptHealth uses EBITDA and Adjusted EBITDA, which are financial measures that are not in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, to analyze its financial results and believes that they are useful to investors, as a supplement to U.S. GAAP measures. In addition, AdaptHealth’s ability to incur additional indebtedness and make investments under its existing credit agreement is governed, in part, by its ability to satisfy tests based on a variation of Adjusted EBITDA.
AdaptHealth defines EBITDA as net income (loss) attributable to AdaptHealth Corp., plus net income (loss) attributable to noncontrolling interests, interest expense, net, income tax expense (benefit), and depreciation and amortization.
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus loss on extinguishment of debt, equity-based compensation expense, transaction costs, change in fair value of the warrant liability, change in fair value of the contingent consideration common shares liability, and certain other non-recurring items of expense or income.
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
The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth Corp., to EBITDA and Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
	(Unaudited)
Net income (loss) attributable to AdaptHealth Corp.	$69,316	$156,175	$(161,632)
Income (loss) attributable to noncontrolling interests	3,817	1,978	(32,454)
Interest expense excluding change in fair value of interest rate swaps	109,414	95,195	41,430
Income tax expense (benefit)	24,769	32,806	(11,955)
Depreciation and amortization, including patient equipment depreciation	351,178	258,053	82,445
EBITDA	558,494	544,207	(82,166)
Loss on extinguishment of debt (a)	—	20,189	5,316
Equity-based compensation expense (b)	22,397	25,323	18,670
Transaction costs (c)	6,003	49,081	26,573
Change in fair value of warrant liability (d)	(17,158)	(53,181)	135,368
Change in fair value of contingent consideration common shares liability (e)	—	(29,389)	98,717
Other non-recurring expense (income) (f)	24,034	9,688	3,141
Adjusted EBITDA	$593,770	$565,918	$205,619
(a)Represents the write-off of unamortized deferred financing costs and other expenses related to refinancing of debt and prepayment penalties for early debt payoff.

(b)Represents equity-based compensation expense for awards granted to employees and non-employee directors. The higher expense in 2021 is primarily due to expense resulting from accelerated vesting of certain awards, including accelerated vesting of certain awards in connection with the separation of the Company’s former Co-CEO.
(c)Represents transaction costs and expenses related to integration efforts related to acquisitions.
(d)Represents a non-cash gain or charge for the change in the estimated fair value of the warrant liability. Refer to Note 11, Stockholders’ Equity – Warrants, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2022 for additional discussion of such non-cash gain or charge.
(e)Represents a non-cash gain or charge for the change in the estimated fair value of the contingent consideration common shares liability. Refer to Note 11, Stockholders’ Equity – Contingent Consideration Common Shares, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2022 for additional discussion of such non-cash gain or charge.
(f)The 2022 period consists of $11.7 million of consulting expenses associated with systems implementation activities and post-implementation support services, $10.5 million of expenses associated with litigation, a $0.8 million loss related to the write-off of an investment, and $3.9 million of net other non-recurring expenses, offset by income of $2.9 million related to changes in AdaptHealth’s estimated TRA liability. The 2021 period includes $2.1 million of expenses related to legal and other costs associated with the separation of the Company’s former Co-CEO, $3.9 million of expenses associated with litigation, claims and settlements, $1.9 million of expenses associated with lease terminations, and $4.6 million of net other non-recurring expenses, offset by a $1.9 million gain in connection with the consolidation of an equity method investment, and $0.9 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions. The 2020 period includes a $1.5 million expense related to a transition services agreement executed in connection with an acquisition completed in 2020 and $5.8 million of net other non-recurring expenses, offset by $4.2 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions.
Free Cash Flow
AdaptHealth uses free cash flow, which is a financial measure that is not in accordance with U.S. GAAP, in its operational and financial decision-making and believes free cash flow is useful to investors because similar measures are frequently used by securities analysts, investors, ratings agencies and other interested parties to evaluate AdaptHealth's competitors and to measure the ability of companies to service their debt. AdaptHealth's presentation of free cash flow should not be construed as a measure of liquidity or discretionary cash available to AdaptHealth to fund its cash needs, including investing in the growth of its business and meeting its obligations.
AdaptHealth defines free cash flow as net cash provided by operating activities less cash paid for purchases of equipment and other fixed assets. For further discussion on free cash flow, including a reconciliation from cash flows provided by operating activities, refer to Liquidity and Capital Resources - Free Cash Flow below.
Liquidity and Capital Resources
AdaptHealth’s principal sources of liquidity are its operating cash flows, borrowings under its credit agreements and other debt arrangements, and proceeds from equity issuances. AdaptHealth has used these funds to meet its capital requirements, which primarily consist of capital expenditures including patient equipment, product and supply costs, salaries, labor, benefits and other employee-related costs, third-party customer service, billing and collections and logistics costs, acquisitions and debt service, and to fund share repurchases. AdaptHealth’s future capital expenditure requirements will depend on many factors, including its patient volume and revenue growth rates.
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

AdaptHealth may seek additional equity or debt financing in connection with the growth of its business, primarily for acquisitions. In addition, economic conditions may cause disruption in the capital markets, which could make financing more difficult and/or expensive. In the event that additional financing is required from outside sources, AdaptHealth may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, AdaptHealth’s business, results of operations, and financial condition would be materially adversely affected.
As of December 31, 2022, AdaptHealth had approximately $46.3 million of cash and cash equivalents. In April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million, and subsequent to April 2020, AdaptHealth completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, AdaptHealth recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments are targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services ("HHS"). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. As of December 31, 2021, AdaptHealth recognized all of the PRF payments it had received, and the liabilities assumed for PRF payments received from acquired companies, as grant income, as it was determined that AdaptHealth has complied with the terms and conditions associated with the grant. As such, there is no liability recorded in AdaptHealth's consolidated balance sheet relating to the PRF payments as of December 31, 2022 and 2021.
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
Also, as permitted under the CARES Act, AdaptHealth elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, AdaptHealth deferred $8.6 million under this provision, and paid $4.3 million on January 4, 2022 and $4.3 million on December 14, 2022. There are no further amounts due under this provision as of December 31, 2022.
At December 31, 2022, AdaptHealth had $765.0 million outstanding under its existing credit facility. In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement, which was subsequently amended in April 2021 (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of December 31, 2022, there were no outstanding borrowings under the 2021 Revolver. As of the date of this filing, there was $25.0 million of outstanding borrowings under the 2021 Revolver. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a zero percent floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of December 31, 2022.
In August 2021, AdaptHealth LLC issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. The 5.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, AdaptHealth LLC issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. The 4.625% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, and (iii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In July 2020, AdaptHealth LLC issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the “6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021. The 6.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 6.125% Senior Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the 6.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 6.125% Senior Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the 6.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
As of December 31, 2022 and 2021, AdaptHealth had working capital of $129.1 million and $170.2 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
	(Unaudited)
Net cash provided by operating activities	$373,867	$275,679	$195,634
Net cash used in investing activities	(411,171)	(1,824,753)	(815,703)
Net cash (used in) provided by financing activities	(66,051)	1,598,739	643,153
Net (decrease) increase in cash and cash equivalents	(103,355)	49,665	23,084
Cash and cash equivalents at beginning of period	149,627	99,962	76,878
Cash and cash equivalents at end of period	$46,272	$149,627	$99,962
Net cash provided by operating activities for the years ended December 31, 2022 and 2021 was $373.9 million and $275.7 million, respectively, an increase of $98.2 million. The increase was the result of (1) a $85.0 million reduction in net income, (2) a net increase of $139.4 million in non-cash charges, primarily from depreciation and amortization, the change in the estimated fair value of the warrant liability and contingent consideration common shares liability, equity-based compensation expense, and loss on extinguishment of debt, (3) an increase of $1.5 million in payments for contingent consideration related to acquisitions, and (4) a net $45.3 million increase resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
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
Net cash used in investing activities for the years ended December 31, 2022, 2021 and 2020 was $411.2 million, $1,824.8 million and $815.7 million, respectively. The use of funds in 2022 consisted of $19.0 million for business acquisitions, $391.4 million for equipment and other fixed asset purchases and $0.7 million for other investments. The use of funds in 2021 consisted of $1,620.3 million for business acquisitions, primarily for the AeroCare acquisition, $203.3 million for equipment and other fixed asset purchases and $1.1 million for other investments. The use of funds in 2020 consisted of $769.3 million for business acquisitions, primarily for the Solara, ActivStyle, Advanced and Pinnacle acquisitions, $39.8 million for equipment and other fixed asset purchases, $8.7 million for other investments, offset by $2.0 million of cash proceeds from the sale of an investment.
Net cash used in financing activities for 2022 was $66.1 million and consisted of repayments of $36.2 million on long-term debt and finance lease obligations, payments of $14.5 million for contingent consideration and deferred purchase price related to acquisitions, payments of $14.0 million for common stock repurchases under a share repurchase program, a payment of $2.0 million for a distribution to noncontrolling interests, and payments of $3.5 million for tax withholdings associated with equity-based compensation activity and stock option exercises, offset by proceeds of $1.6 million in connection with the employee stock purchase plan and proceeds of $2.5 million relating to stock option exercises.
Net cash provided by financing activities for 2021 was $1,598.7 million and consisted of proceeds of $1,165.0 million from borrowings on long-term debt and lines of credit, proceeds of $1,100.0 million from the issuance of senior unsecured notes, proceeds of $278.9 million from the issuance of shares of Common Stock in connection with a public underwritten offering, proceeds of $12.3 million from the exercise of stock options, and proceeds of $1.0 million in connection with the employee stock purchase plan, offset by total repayments of $869.4 million on long-term debt and finance lease obligations, payments of $13.8 million for equity issuance costs, payments of $29.2 million for debt issuance costs, payments of $25.2 million for contingent consideration and deferred purchase price related to acquisitions, payments of $16.1 million for debt prepayment penalties, payments of $1.1 million for distributions to noncontrolling interests, and payments of $3.6 million relating to tax withholdings associated with equity-based compensation activity and stock option exercises.
Net cash provided by financing activities for 2020 was $643.2 million and consisted of proceeds of $591.3 million from borrowings on long-term debt and lines of credit, proceeds of $350.0 million from the issuance of senior unsecured notes, proceeds of $225.0 million from the sale of shares of Class A Common Stock and Preferred Stock in connection with private placement transactions, proceeds of $142.6 million from the issuance of shares of Class A Common Stock in connection with a public underwritten offering, proceeds of $24.5 million from the exercise of warrants, and proceeds of $0.1 million in connection with the employee stock purchase plan, offset by total repayments of $586.5 million on long-term debt and capital lease obligations, payments of $11.7 million for equity issuance costs, payments of $13.0 million for debt issuance costs, payments of $44.3 million in connection with the exchange of shares of Class B Common Stock for cash, payment of $29.9 million in connection with the Put/Call Agreement, distributions to noncontrolling interests of $0.8 million, payments of $4.0 million for contingent consideration and deferred purchase price related to acquisitions, and payments of $0.1 million relating to tax withholdings associated with equity-based compensation activity.
Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow, which is a non-GAAP measure, for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
	(Unaudited)
Net cash provided by operating activities	$373,867	$275,679	$195,634
Purchases of equipment and other fixed assets	(391,423)	(203,308)	(39,755)
Free cash flow	$(17,556)	$72,371	$155,879
Free cash flow was negative $17.6 million for the year ended December 31, 2022, compared to positive $72.4 million and $155.9 million for the years ended December 31, 2021 and 2020, respectively. The reduction in free cash flow was primarily due to higher net cash provided by operating activities due to an increase in the source of cash for improved results from operations, offset by an increase in, and timing of, purchases of patient medical equipment for operating requirements.
Critical Accounting Policies and Critical Estimates
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
Critical accounting policies and critical estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and critical estimates in relation to its consolidated financial statements include those related to revenue recognition, accounts receivable, and valuation of goodwill and long-lived assets.

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
Valuation of Goodwill
The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized and is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value and judgment about impairment triggering events. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements that may be relevant to the Company’s operations but have not yet been adopted are outlined in Note 2, Summary of Significant Accounting Policies - (cc) Recently Issued Accounting Pronouncements, to its consolidated financial statements included in this report.
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

In connection with the Company’s acquisition of PPS HME Holdings LLC ("PPS"), in May 2018, the Company assumed a Corporate Integrity Agreement ("CIA") at one of PPS’ subsidiaries, Braden Partners L.P. d/b/a Pacific Pulmonary Services (BP). The CIA was entered into with the Office of Inspector General of the U.S. Department of Health and Human Services ("OIG"). The CIA had a five-year term which expired as of April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG confirmed that the requirements of the CIA imposed upon BP would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition. On December 16, 2021, the OIG notified PPS that its report for the period ended March 31, 2021 had been accepted and PPS had satisfied its obligations under the CIA as of such date. On May 24, 2022, the Company submitted its final report under the CIA for the period ended March 31, 2022. On January 12, 2023, the OIG notified PPS that its report for the period ended March 31, 2022 had been accepted and PPS had satisfied its obligations under the CIA as of such date. As a result, the OIG also advised PPS that it had complied with its obligations under the CIA and therefore the term of the CIA had concluded.
On July 25, 2017, AdaptHealth Holdings LLC, a Delaware limited liability company (“AdaptHealth Holdings”), was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in the Company's possession. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, the Company received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. The Company has responded to the EDPA and supplemented its production as requested with any relevant documents in the Company’s possession. During subsequent communications, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by the Company in 2017. The Company produced this information in coordination with the EDPA. The EDPA has also raised questions regarding other aspects of ventilator billing. While the Company cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.
In March 2019, prior to its acquisition by the Company, AeroCare was served with a civil investigative demand (CID) issued by the United States Attorney for the Western District of Kentucky ("WDKY"). The CID seeks to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY has requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare has cooperated with the WDKY and has produced documents and provided explanations of its billing practices. In September 2020, the WDKY indicated the investigation includes alleged violations of the federal False Claims Act and as well as alleged violations of state Medicaid false claims acts in ten states. AeroCare has cooperated fully with the investigation and has indicated to the WDKY that concerns raised do not accurately identify Medicare coverage criteria and that state Medicaid coverage requirements generally do not provide for separate reimbursement for portable gaseous oxygen contents in the circumstances at issue. While the Company cannot provide any assurance as to whether the WDKY will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.
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

On July 15, 2022, the court entered a scheduling order providing for, inter alia, a schedule for completing class certification discovery, as well as setting a briefing schedule for motions for class certification. Pursuant to the scheduling order, Lead Plaintiffs filed their motion for class certification on July 28, 2022. On December 12, 2022, the court entered an amended scheduling order with respect to class certification discovery and remaining briefing on Lead Plaintiffs’ motion for class certification. Pursuant to the amended scheduling order, the defendants’ opposition to Lead Plaintiffs’ motion for class certification is due to be filed on March 30, 2023; and Lead Plaintiffs’ reply is due to be filed on May 22, 2023.
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
On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York issued a civil investigative demand to a subsidiary of the Company, pursuant to the False Claims Act, 31 U.S.C. § 3733 ("FCA") surrounding whether the subsidiary submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. The Company is fully cooperating with the investigation. Given the investigation is in the early stages, it is not possible to determine whether it will have a material adverse effect on the Company.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2021 Credit Facility. Our interest accrued on our debt borrowings is based on a variable rate which is tied to the Adjusted LIBOR Rate plus an applicable margin and therefore is exposed to changes in interest rates. As of December 31, 2022, there was $765.0 million outstanding under the 2021 Term Loan, $17.4 million outstanding under letters of credit, and additional availability under the 2021 Revolver, net of letters of credit outstanding, was $432.6 million.

Item 8. Financial Statements and Supplementary Data

ADAPTHEALTH CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
AdaptHealth Corp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AdaptHealth Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Implicit Price Concession
As discussed in Note 2 to the consolidated financial statements, the Company generates revenues for services and related products that the Company provides to patients and receives payments from Medicare, Medicaid, third-party, and patient payors. The Company’s net revenue was $2,970.6 million for the year ended December 31, 2022. Revenues are recorded using payor-specific transaction prices based on amounts in effect or contractually agreed by Medicare, Medicaid, third-party and patient payors, and are adjusted for estimated implicit price concessions, to reflect the net revenues which the Company expects to receive. The Company utilizes historical reimbursement experience to determine the estimated implicit price concessions.

We identified the evaluation of the implicit price concession estimate as a critical audit matter. Complex and subjective auditor judgment was required to evaluate the relevance and reliability of the historical reimbursement experience.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s implicit price concession estimate. To evaluate the relevance and reliability of historical reimbursement experience in the Company's implicit price concession estimate, we:

•compared the implicit price concession estimate recorded in the prior year to actual results to evaluate the Company’s ability to estimate

•assessed current year trends in reimbursement rates, to identify any circumstances or conditions that were relevant to the determination of the current year implicit price concession estimate

•tested the relevance and reliability of the underlying data that served as a basis for the implicit price concession estimate which included the historical reimbursement experience by selecting certain historical payments and agreeing to underlying support

•evaluated the Company’s historical reimbursement experience on net revenues recorded during the current year.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Philadelphia, Pennsylvania
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
AdaptHealth Corp.:
Opinion on Internal Control Over Financial Reporting

We have audited AdaptHealth Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to an insufficient complement of resources to complete risk assessment which resulted in a lack of implementation and ineffectiveness of both process level controls in substantially all processes and the general information technology controls that support the financial statements and reporting has been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2023

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$46,272	$149,627
Accounts receivable	359,146	359,896
Inventory	127,754	123,095
Prepaid and other current assets	52,136	37,440
Total current assets	585,308	670,058
Equipment and other fixed assets, net	487,079	398,577
Operating lease right-of-use assets	129,506	147,760
Finance lease right-of-use assets	5,423	—
Goodwill	3,545,297	3,512,567
Identifiable intangible assets, net	162,773	202,231
Other assets	22,415	15,098
Deferred tax assets	281,786	304,193
Total Assets	$5,219,587	$5,250,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$337,498	$358,384
Current portion of long-term debt	35,000	20,000
Current portion of operating lease obligations	30,001	31,418
Current portion of finance lease obligations	2,211	15,446
Contract liabilities	31,641	31,370
Other liabilities	19,863	43,194
Total current liabilities	456,214	499,812
Long-term debt, less current portion	2,153,267	2,183,552
Operating lease obligations, less current portion	104,394	120,180
Finance lease obligations, less current portion	3,950	—
Other long-term liabilities	305,501	322,487
Warrant liability	38,503	57,764
Total Liabilities	3,061,829	3,183,795
Commitments and contingencies (Note 16)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized and 134,435,119 and 133,843,732 shares issued and outstanding as of December 31, 2022 and 2021, respectfully,	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of December 31, 2022 and 2021	1	1
Treasury stock, at cost (750,835 shares as of December 31, 2022)	(13,992)	—
Additional paid-in capital	2,130,148	2,107,267
Retained earnings (Accumulated deficit)	26,295	(43,021)
Accumulated other comprehensive income (loss)	8,693	(2,354)
Total stockholders' equity attributable to AdaptHealth Corp.	2,151,158	2,061,906
Noncontrolling interests in subsidiaries	6,600	4,783
Total Stockholders' Equity	2,157,758	2,066,689
Total Liabilities and Stockholders' Equity	$5,219,587	$5,250,484
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$2,970,595	$2,454,535	$1,056,389
Grant income	—	10,595	14,277
Costs and expenses:
Cost of net revenue	2,553,169	2,008,925	898,601
General and administrative expenses	162,125	167,505	89,346
Depreciation and amortization, excluding patient equipment depreciation	64,890	63,095	11,373
Total costs and expenses	2,780,184	2,239,525	999,320
Operating income	190,411	225,605	71,346
Interest expense, net	109,414	95,195	41,430
Change in fair value of warrant liability (note 11)	(17,158)	(53,181)	135,368
Change in fair value of contingent consideration common shares liability (note 11)	—	(29,389)	98,717
Loss on extinguishment of debt	—	20,189	5,316
Other loss (income), net	253	1,832	(3,444)
Income (loss) before income taxes	97,902	190,959	(206,041)
Income tax expense (benefit)	24,769	32,806	(11,955)
Net income (loss)	73,133	158,153	(194,086)
Income (loss) attributable to noncontrolling interests	3,817	1,978	(32,454)
Net income (loss) attributable to AdaptHealth Corp.	$69,316	$156,175	$(161,632)

Weighted average common shares outstanding - basic	134,175	126,306	52,488
Weighted average common shares outstanding - diluted	138,988	133,034	52,488

Basic net income (loss) per share (note 12)	$0.47	$1.12	$(3.08)
Diluted net income (loss) per share (note 12)	$0.33	$0.67	$(3.08)
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$73,133	$158,153	$(194,086)
Other comprehensive income (loss)
Interest rate swap agreements, inclusive of reclassification adjustment, net of tax	11,047	5,776	(10,667)
Comprehensive income (loss)	84,180	163,929	(204,753)

Income (loss) attributable to noncontrolling interests	3,817	1,978	(32,454)
Comprehensive income (loss) attributable to AdaptHealth Corp.	$80,363	$161,951	$(172,299)
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)

	Common Stock		Class B Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests in subsidiaries	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31 2019	40,816	$4	31,564	$3	—	$—	—	$—	$—	$(40,258)	$1,431	$(26,963)	$(65,783)
Issuance of Class A Common Stock for acquisitions	5,927	1	—	—	—	—			123,886	—	—	—	123,887
Exchange of Class B Common Stock for Class A Common Stock	16,660	2	(16,660)	(2)	—	—	—	—	(35,271)	—	—	35,271	—
Exchange of Class B Common Stock for cash	—	—	(1,508)	—	—	—	—	—	—	—	—	(44,273)	(44,273)
Forfeiture of Class B Common Stock	—	—	(177)	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	4,105	1	—	—	—	—	—	—	24,494	—	—	—	24,495
Reclassification of warrant liability to equity for exercised warrants	—	—	—	—	—	—	—	—	49,098	—	—	—	49,098
Equity-based compensation	635	—	—	—	—	—	—	—	18,670	—	—	—	18,670
Exchange of Class A Common Stock for Series B-1 Preferred Stock	(15,810)	(2)	—	—	158	1			1	—	—	—	—
Sale of Class A Common Stock and Series A Preferred Stock, net of offering costs of $1,639	10,930	1	—	—	75	—	—	—	223,360	—	—	—	223,361
Issuance of Class A Common Stock, net of offering costs of $10,086	9,200	1	—	—	—	—	—	—	132,513	—	—	—	132,514
Conversion of Series B-2 Preferred Stock to Series B-1 Preferred Stock	—	—	—	—	(9)	—	—	—	—	—	—	—	—
Conversion of Series A Preferred Stock to Class A Common Stock	2,888	—	—	—	(40)	—	—	—	—	—	—	—	—
Conversion of Series B-1 Preferred Stock to Class A Common Stock	2,000	—	—	—	(20)	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock in connection with Contingent Consideration Common Shares	1,000	—	—	—	—	—			37,556	—	—	—	37,556
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(800)	(800)
Class A Common Stock issued in connection with employee stock purchase plan	6	—	—	—	—	—	—	—	101	—	—	—	101
Net loss	—	—	—	—	—	—	—	—	—	(161,632)	—	(32,454)	(194,086)
Equity activity resulting from Tax Receivable Agreement	—	—	—	—	—	—	—	—	24,787	—	—	—	24,787
Equity activity resulting from other increases in AdaptHealth Corp.'s ownership in AdaptHealth Holdings	—	—	—	—	—	—	—	—	(8,088)	—	—	—	(8,088)
Equity impact resulting from the Put/Call Agreement	(1,899)	—	—	—	—	—	—	—	(32,621)	2,694	—	—	(29,927)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(5,842)	(4,825)	(10,667)
Balance, December 31, 2020	76,458	$8	13,219	$1	164	$1	—	$—	$558,486	$(199,196)	$(4,411)	$(74,044)	$280,845
Issuance of Class A Common Stock for acquisitions	15,725	2	—	—	—	—	—	—	602,659	—	—	—	602,661
Issuance of Series C-1 Preferred Stock for acquisitions	—	—	—	—	130	—	—	—	523,856	—	—	—	523,856
Issuance of stock options for acquisitions	—	—	—	—	—	—	—	—	134,683	—	—	—	134,683
Exchange of Class B Common Stock for Class A Common Stock	13,219	1	(13,219)	(1)	—	—	—	—	(74,200)	—	(3,719)	77,919	—
Exercise of warrants	118	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of warrant liability to equity for exercised warrants	—	—	—	—	—	—	—	—	2,960	—	—	—	2,960
Exercise of options	1,139	—	—	—	—	—	—	—	12,320	—	—	—	12,320
Cashless exercise of stock options	133	—	—	—	—	—	—	—	—	—	—	—	—

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
(in thousands)

	Common Stock		Class B Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests in subsidiaries	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Equity-based compensation	571	—	—	—	—	—	—	—	25,323	—	—	—	25,323
Issuance of Class A Common Stock, net of offering costs of $13,832	8,450	1	—	—	—	—	—	—	265,017	—	—	—	265,018
Conversion of Series B-1 Preferred Stock to Class A Common Stock	3,950	—	—	—	(40)	—	—	—	—	—	—	—	—
Conversion of Series C-1 Preferred Stock to Class A Common Stock	13,047	1	—	—	(130)	—	—	—	(1)	—	—	—	—
Issuance of Common Stock in connection with Contingent Consideration Common Shares	1,000	—	—	—	—	—	—	—	41,088	—	—	—	41,088
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(1,070)	(1,070)
Common Stock issued in connection with employee stock purchase plan	34	—	—	—	—	—	—	—	1,016	—	—	—	1,016
Net income	—	—	—	—	—	—	—	—	—	156,175	—	1,978	158,153
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—	—	—	—	17,617	—	—	—	17,617
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	5,776	—	5,776
Payments for tax withholdings from equity-based compensation and stock option exercises	—	—	—	—	—	—	—	—	(3,557)	—	—	—	(3,557)
Balance, December 31, 2021	133,844	$13	—	$—	124	$1	—	$—	$2,107,267	$(43,021)	$(2,354)	$4,783	$2,066,689
Equity-based compensation	555	—	—	—	—	—	—	—	22,397	—	—	—	22,397
Exercise of stock options	621	—	—	—	—	—	—	—	2,510	—	—	—	2,510
Tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	—	—	(4,142)	—	—	—	(4,142)
Shares purchased under share repurchase program	(751)	—	—	—	—	—	751	(13,992)	—	—	—	—	(13,992)
Reclassification of warrant liability to equity for exercised warrants	88	—	—	—	—	—	—	—	2,103	—	—	—	2,103
Common Stock issued in connection with employee stock purchase plan	78	—	—	—	—	—	—	—	1,616	—	—	—	1,616
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	—	—	—	—	—	—	69,316	—	3,817	73,133
Deferred tax impact relating to contingent consideration common shares	—	—	—	—	—	—	—	—	(1,603)	—	—	—	(1,603)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	11,047	—	11,047
Balance, December 31, 2022	134,435	$13	—	$—	124	$1	751	$(13,992)	$2,130,148	$26,295	$8,693	$6,600	$2,157,758
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$73,133	$158,153	$(194,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	351,178	258,053	82,445
Equity-based compensation	22,397	25,323	18,670
Change in fair value of warrant liability	(17,158)	(53,181)	135,368
Change in fair value of contingent consideration common shares liability	—	(29,389)	98,717
Reduction in the carrying amount of operating lease right-of-use assets	32,264	28,624	—
Deferred income tax expense (benefit)	18,036	22,380	(21,101)
Change in fair value of interest rate swaps, net of reclassification adjustment	(2,936)	(2,927)	(2,845)
Amortization of deferred financing costs	5,234	5,378	1,876
Write-off of deferred financing costs	—	4,054	5,316
Loss on extinguishment of debt from prepayment penalty	—	16,135	—
Other	(285)	(3,615)	(5,636)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(209)	(29,694)	(29,517)
Inventory	(6,300)	(14,920)	(19,434)
Prepaid and other assets	(13,143)	2,731	(10,767)
Operating lease obligations	(31,213)	(28,043)	—
Operating liabilities	(57,131)	(83,383)	136,628
Net cash provided by operating activities	373,867	275,679	195,634
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(19,017)	(1,620,320)	(769,337)
Purchases of equipment and other fixed assets	(391,423)	(203,308)	(39,755)
Payments for cost method investments	(731)	(1,125)	(8,657)
Proceeds from sale of investment	—	—	2,046
Net cash used in investing activities	(411,171)	(1,824,753)	(815,703)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	—	1,165,000	591,275
Repayments on long-term debt and lines of credit	(20,000)	(827,271)	(547,480)
Repayments of finance lease obligations	(16,176)	(42,164)	(39,051)
Payments for shares purchased under share repurchase program	(13,992)	—	—
Proceeds from the exercise of stock options	2,510	12,320	—
Proceeds received in connection with employee stock purchase plan	1,616	1,016	101
Payments for tax withholdings from equity-based compensation and stock option exercises	(3,516)	(3,557)	(59)
Payments of contingent consideration and deferred purchase price from acquisitions	(14,493)	(25,233)	(3,954)
Distributions to noncontrolling interests	(2,000)	(1,070)	(800)
Proceeds from the issuance of senior unsecured notes	—	1,100,000	350,000
Proceeds from the issuance of Class A Common Stock	—	278,850	142,600
Payments for equity issuance costs	—	(13,832)	(11,725)
Payments of deferred financing costs	—	(29,185)	(13,049)
Payments for debt prepayment penalties	—	(16,135)	—
Proceeds from the sale of Class A Common Stock and Series A Preferred Stock	—	—	225,000
Proceeds from the exercise of warrants	—	—	24,495
Exchange of Class B Common Stock for cash	—	—	(44,273)
Payment for exercise of call option relating to the Put/Call Agreement	—	—	(29,927)
Net cash (used in) provided by financing activities	(66,051)	1,598,739	643,153
Net (decrease) increase in cash and cash equivalents	(103,355)	49,665	23,084
Cash and cash equivalents at beginning of period	149,627	99,962	76,878
Cash and cash equivalents at end of period	$46,272	$149,627	$99,962
Supplemental disclosures:
Cash paid for interest	$108,885	$73,630	$35,771

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash paid for income taxes	14,949	14,792	7,480
Noncash investing and financing activities:
Equipment acquired under finance lease obligations	$1,335	$22,959	$40,012
Unpaid equipment and other fixed asset purchases at end of period	24,221	13,936	7,869
Assets subject to operating lease obligations	22,543	12,777	—
Operating lease obligations	(22,543)	(12,777)	—
Write-off of assets subject to operating lease obligations	(8,532)	—	—
Write-off of operating lease obligations	8,532	—	—
Equity consideration issued in connection with acquisitions	—	1,261,200	123,887
Contingent purchase price in connection with acquisitions	—	7,800	27,064
Deferred purchase price in connection with acquisitions	457	4,478	33
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
(1)    Nature of Business
AdaptHealth Corp. and subsidiaries ("AdaptHealth" or "the Company") is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (HME), medical supplies, and related services. AdaptHealth focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors (CGM) and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors.
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
(c)    Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and the valuation of accounts receivable (implicit price concession), income taxes, equity-based compensation, warrant liability and long-lived assets, including goodwill and identifiable intangible assets. Actual results could differ from those estimates.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
uncertainty of revenue and cash flows are affected by economic factors. The payment terms and conditions within the Company’s revenue-generating contracts vary by payor type and payor source.
The composition of net revenue by payor type for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Insurance	$1,808,633	$1,499,154	$657,033
Government	781,975	685,513	295,657
Patient pay	379,987	269,868	103,699
Net revenue	$2,970,595	$2,454,535	$1,056,389
The composition of net revenue by core service lines for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net sales revenue:
Sleep	$794,021	$654,130	$312,860
Diabetes	670,988	528,082	159,490
Supplies to the home	179,326	167,830	145,624
Respiratory	34,342	31,016	28,605
HME	118,542	113,805	58,029
Other	218,461	144,543	54,689
Total net sales revenue	$2,015,680	$1,639,406	$759,297

Net revenue from fixed monthly equipment reimbursements:
Sleep	$272,705	$237,252	$98,361
Diabetes	16,103	13,123	2,467
Respiratory	520,697	427,270	123,860
HME	102,256	95,936	55,847
Other	43,154	41,548	16,557
Total net revenue from fixed monthly equipment reimbursements	$954,915	$815,129	$297,092

Total net revenue:
Sleep	$1,066,726	$891,382	$411,221
Diabetes	687,091	541,205	161,957
Supplies to the home	179,326	167,830	145,624
Respiratory	555,039	458,286	152,465
HME	220,798	209,741	113,876
Other	261,615	186,091	71,246
Total net revenue	$2,970,595	$2,454,535	$1,056,389

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of December 31, 2022 and 2021, the Company’s unbilled accounts receivable was $38.6 million and $23.8 million, respectively.
(f)    COVID-19 Pandemic

Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law on March 27, 2020. Through the CARES Act, the federal government authorized payments that were distributed to healthcare providers through the Public Health and Social Services Emergency Fund (Provider Relief Fund or PRF). Additionally, the CARES Act revised the Medicare accelerated and advance payment program in an attempt to disburse payments to healthcare providers more quickly to mitigate the financial impact on healthcare providers. The Company’s participation in these programs and related accounting policies are summarized below.

Grant Income. In April 2020, the Company received distributions of the CARES Act PRF of $17.2 million, and subsequent to April 2020, the Company completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, the Company recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments were targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (HHS). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. During the years ended December 31, 2021 and 2020, the Company recognized grant income of $10.6 million and $14.3 million, respectively, related to the PRF payments determined to comply with conditions associated with the grant.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
HHS has indicated that the CARES Act PRF are subject to ongoing reporting and changes to the terms and conditions, and there have been several updates to such reporting requirements and terms and conditions since they were issued by HHS. Such updates have related to changes to the guidance regarding utilization of the funds granted from the PRF and updates to the reporting requirements of such funds, among other updates. To the extent that there is any future updated guidance from HHS or modifications to the terms and conditions, it may affect AdaptHealth's ability to comply and the Company could be required to reverse the recognition of the grant income recorded and return a portion of the funds received, which could be material to the Company. The Company is continuing to monitor the terms and conditions issued by HHS. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General (United States) (OIG) , auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS.

Medicare Accelerated Payment Program. In certain circumstances, when a healthcare provider is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. The CARES Act revised the Medicare accelerated and advance payment program in an attempt to disburse payments to healthcare providers more quickly to mitigate the financial impact on healthcare providers. In April 2020, the Company received recoupable advance payments of $45.8 million, which were made available by CMS under the CARES Act. In addition, in connection with an acquisition completed in July 2020, the Company assumed a liability of $3.7 million relating to CMS recoupable advance payments received by the acquired company prior to the date of acquisition. The recoupment of the advance payments by CMS began in April 2021 and were applied to services provided and revenue recognized during the period in which the recoupment occurred, which impacted the Company’s cash receipts for services provided during the period in which the amounts were recouped. During the years ended December 31, 2022 and 2021, $12.8 million and $36.7 million, respectively, was recouped by or repaid to CMS. As of December 31, 2022, the CMS advance payments have been recouped by or repaid to CMS in full and there is no liability to CMS for these amounts as of such date.

Deferral of Employment Tax Payments. As permitted under the CARES Act, the Company elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021. In total, the Company deferred $8.6 million under this provision, and paid $4.3 million on January 4, 2022 and $4.3 million on December 14, 2022. There are no further amounts due under this provision as of December 31, 2022.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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
The table below shows the carrying amounts and estimated fair values, net of unamortized deferred financing costs, of the Company’s long-term debt arrangements (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured term loan	$761,547	$761,547	$780,414	$780,414
Senior unsecured notes	1,426,720	1,227,574	1,423,138	1,459,137
	$2,188,267	$1,989,121	$2,203,552	$2,239,551
The borrowings under the Company’s secured term loan, which was entered into in January 2021, bears interest at the variable rates described in Note 10, Debt, which management believes approximates fair value. The fair value of the Company’s senior unsecured notes is based upon current market prices.
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

	December 31,
(in thousands)	2022	2021
Cash	$46,272	$149,613
Money market accounts	—	14
Total	$46,272	$149,627

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
(j)    Inventory
Inventory consists of equipment and medical supplies to be sold to customers and is stated at the lower of cost or market value. Cost is determined by the first-in-first-out method. These finished goods are charged to cost of net revenue in the period in which products and related services are provided to customers.
(k)    Equipment and Other Fixed Assets
Equipment and other fixed assets are stated at cost less accumulated depreciation or, when acquired as part of a business combination, fair value at date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives for patient medical equipment correlate with the medical reimbursement periods. Computer equipment, vehicles and other fixed assets are depreciated over the estimated useful lives of the assets. Major expenditures for property acquisitions and those expenditures that substantially increase useful lives are capitalized. Expenditures for maintenance, repairs and minor replacements are expensed as incurred.
The useful lives of property and equipment for purposes of computing depreciation are:

Patient medical equipment	13 months ‑ 5 years
Vehicles	5 years
Other	2 ‑ 10 years
(l)    Long-Lived Assets
The Company’s long-lived assets, such as equipment and other fixed assets, operating lease right-of-use assets, finance lease right-of-use assets and definite-lived identifiable intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Definite-lived identifiable intangible assets consist of tradenames, payor contracts, contractual rental agreements and developed technology. These assets are amortized using the straight-line method over their estimated useful lives, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. These assets are assessed for impairment consistent with the Company’s long-lived assets. The following table summarizes the useful lives of the Company's identifiable intangible assets:

Tradenames	5 to 10 years
Payor contracts	10 years
Contractual rental agreements	2 years
Developed technology	5 years
The Company did not incur any impairment charges on long-lived assets for the years ended December 31, 2022, 2021 and 2020. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets.
(m)    Valuation of Goodwill
The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized and is assessed for impairment annually and upon the

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and declines in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value and judgment about impairment triggering events. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. During the three months ended March 31, 2022, the Company experienced a decline in its market capitalization as a result of a decline in the Company’s stock price. The Company considered such decline to represent a triggering event requiring management to perform a quantitative goodwill impairment analysis as of March 31, 2022. No such triggering events were identified during the remainder of 2022. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
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
(o)    Deferred Financing Costs
Costs incurred in connection with the Company’s borrowings, referred to as financing costs, are capitalized and included on the accompanying consolidated balance sheets in Other assets for costs associated with revolving credit facilities, and as a reduction of the carrying value of debt for costs associated with secured term loans. The capitalized financing costs are amortized to interest expense using the effective interest method over the term of the related financing agreement. Refer to Note 8, Deferred Financing Costs, for additional information.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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
The present value of lease payments is calculated based on:
•Lease payments – lease payments include fixed and certain variable payments, less lease incentives, together with amounts probable of being owed by the Company under residual value guarantees and, if reasonably certain of being paid, the cost of certain renewal options and early termination penalties set forth in the lease arrangement. Lease payments exclude consideration that is not related to the transfer of goods and services of the Company.
•Discount rate – the discount rate must be determined based on information available to the Company upon the commencement of the lease. Lessees are required to use the rate implicit in the lease whenever such rate is readily available; however, as the implicit rate in the Company’s leases is generally not readily determinable, the Company generally uses the hypothetical incremental borrowing rate it would have to pay to borrow an amount equal to the lease payments, on a collateralized basis, over a timeframe similar to the lease term.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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
Refer to Note 13, Leases, for additional information.
Prior to the adoption of ASC 842, the Company accounted for leases under FASB ASC Topic 840, Leases (“ASC 840”).
(q)    Commitments and Contingencies
In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations and proceedings. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may be affected by limited information. Accordingly, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. Refer to Note 16, Commitments and Contingencies, for additional information.
(r)    Advertising Costs
Advertising costs are charged to expense as incurred. The Company’s advertising costs for the years ended December 31, 2022, 2021 and 2020 were $19.2 million, $18.5 million and $5.3 million, respectively, and are included in Cost of net revenue in the accompanying consolidated statements of operations.
(s)    Equity-based Compensation
The Company accounts for its equity-based compensation in accordance with FASB ASC Topic 718, Compensation Stock Compensation, which establishes accounting for share based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Equity-based compensation expense related to these grants is included within cost of net revenue and general and administrative expenses in the accompanying consolidated statements of operations. The Company measures and recognizes equity-based-compensation expense for such awards granted to employees based on their estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards with performance conditions, equity-based compensation expense is recognized on a straight-line basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. Refer to Note 11, Stockholders’ Equity, for additional information regarding the Company’s equity-based compensation expense.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
(t)    Cost of Net Revenue
Cost of net revenue includes the cost of non-capitalized medical equipment and supplies sold to patients, depreciation for capitalized patient equipment, salaries, labor and benefits costs for service personnel at the Company’s operating facilities, offshore labor expenses, occupancy costs (such as rent, utilities, and property taxes), and other expenses incurred to operate the businesses (such as distribution expenses, billing fees, software expenses and general business supplies). Cost of net revenue for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of products and supplies	$1,199,481	$955,813	$441,931
Salaries, labor and benefits	770,669	595,668	257,898
Patient equipment depreciation	286,288	194,958	71,072
Rent and occupancy	64,375	48,586	22,344
Other operating expenses	225,719	206,599	97,511
Equity-based compensation	6,637	7,301	7,845
Total	$2,553,169	$2,008,925	$898,601
(u)    General and Administrative Expenses
General and administrative expenses (G&A) primarily include expenses related to corporate salaries and benefits, legal, consulting, equity-based compensation, transaction costs and other business support functions. Included in G&A during the years ended December 31, 2022, 2021 and 2020 are salaries, labor and benefits expenses (including equity-based compensation and severance) of $60.6 million, $60.1 million and $35.8 million, respectively.
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
(w)    Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2022 and 2021, less than 10% of the Company’s net accounts receivable are from patients under co-pay or private plan arrangements.
(x)    Concentration of Customers
The Company provides patient-centered, healthcare-at-home solutions including home medical equipment, medical supplies, and related services, to its customers. This results in a customer concentration relating to government healthcare reimbursement programs. During the years ended December 31, 2022, 2021 and 2020, the Company derived approximately 26%, 28% and 28% of its net revenue from government healthcare programs, including Medicare and

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Medicaid, respectively. Concentration of credit risk with respect to other payors is limited due to the large number of such payors and varied geographical locations.
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
(z)    Derivative Instruments
The Company recognizes all derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. Derivative instruments consist of interest rate swap agreements. The interest rate swap agreements are used to manage interest rate risk associated with the Company’s variable rate debt. The Company utilizes the interest rate swap agreements to modify the Company’s exposure to interest rate risk by converting a portion of its variable rate borrowings to a fixed rate. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information.
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
FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no material amount of expense for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020.
(bb)    Earnings (Loss) Per Share
Earnings (loss) per share is based upon the weighted average number of common shares outstanding during the respective periods. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in equity-based compensation transactions or other instruments are participating securities for purposes of calculating earnings (loss) per share. Refer to Note 12, Earnings (Loss) Per Share, for additional information.
(cc)    Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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
(3) Acquisitions
During the years ended December 31, 2022, 2021 and 2020, the Company completed numerous acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the year ended December 31, 2022 is not expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as final analysis of valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized.
Year ended December 31, 2022
During the year ended December 31, 2022, the Company acquired 100% of the equity interests of three providers of HME and acquired certain assets of the home medical equipment businesses of five providers of HME.
The following table summarizes the consideration paid for all acquisitions during the year ended December 31, 2022 (in thousands):

Cash	$17,170
Deferred payments	457
Total	$17,627

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during 2022 was allocated as follows (in thousands):

Cash	$162
Accounts receivable	2,336
Inventory	771
Prepaid and other current assets	16
Equipment and other fixed assets	4,585
Goodwill	12,341
Identifiable intangible assets	500
Deferred tax assets	180
Accounts payable and accrued expenses	(3,130)
Contract liabilities	(134)
Net assets acquired	$17,627
During the year ended December 31, 2022, the Company paid net cash of $2.0 million relating to working capital adjustments associated with businesses that were acquired during 2021, which was recorded as an increase to goodwill.
Year ended December 31, 2021
On February 1, 2021, the Company acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other home medical equipment products. The total consideration paid consisted of (i) cash payments of $1.2 billion, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock, and (iv) the issuance of 3,959,892 fully vested options to purchase shares of the Company’s Class A Common Stock in the future, which had a weighted-average exercise price of $6.24 per share and a weighted-average remaining exercise period of approximately 7 years from the date of closing. Refer to Note 11, Stockholders’ Equity, for additional discussion of the Series C Convertible Preferred Stock issued in connection with the acquisition of AeroCare.
On April 30, 2021, the Company acquired 100% of the equity interests of Spiro Health Services, LLC (Spiro). Spiro is a provider of home medical equipment and supplies. The total consideration paid consisted of a cash payment of $65.8 million, the issuance of 244,641 shares of the Company’s Class A Common Stock, and a potential contingent consideration payment of up to $1.0 million, which was determined to be the fair value at the acquisition date and such amount was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting.
On June 1, 2021, the Company acquired 100% of the equity interests of Healthy Living Medical Supply, LLC (Healthy Living). Healthy Living is a provider of continuous glucose monitors and insulin pumps. The total consideration paid consisted of a cash payment of $47.0 million and the issuance of 196,779 shares of the Company’s Class A Common Stock.
On July 1, 2021, the Company acquired 100% of the equity interests of Agilis Med Holdings, LLC (Agilis). Agilis is an e-commerce retailer of sleep apnea and respiratory equipment in the United States. The total consideration paid consisted of a cash payment of $30.8 million, the issuance of 538,079 shares of the Company’s Class A Common Stock, and a potential contingent consideration payment of up to $1.0 million, which was determined to be the fair value at the acquisition date and such amount was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting. In October 2020, the Company acquired a minority interest in Agilis, which was being accounted for under the equity method of accounting prior to the July 2021 transaction. The carrying value of such investment was

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
$8.1 million at the July 2021 transaction date. The fair value of the equity method investment was $10.0 million at the July 2021 transaction date. In connection with the accounting for the July 2021 transaction, the Company recorded goodwill of $10.0 million and eliminated the carrying value of the equity method investment of $8.1 million and recorded a gain on equity method of investment of $1.9 million, which is included in Other loss (income), net in the accompanying consolidated statements of operations during the year ended December 31, 2021.
On July 1, 2021, the Company acquired 100% of the equity interests of WeCare Medical, LLC (WeCare). WeCare is a distributor of durable medical equipment and supplies in the United States. The total consideration paid consisted of a cash payment of $34.8 million and the issuance of 231,866 shares of the Company’s Class A Common Stock.
On December 30, 2021, the Company acquired 100% of the equity interests of Community Surgical Supply of Toms River, LLC (Community Surgical Supply). Community Surgical Supply is a supply company that provides oxygen, respiratory therapy services, infusion therapy services, and home medical equipment to its customers throughout the northeastern United States. The total consideration paid consisted of a cash payment of $129.4 million and a potential contingent consideration payment of up to $6.5 million. The Company determined that the potential contingent payment had an acquisition date fair value of $5.8 million, which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting.
In addition, during 2021, the Company acquired 100% of the equity interests of certain providers of home medical equipment and distributors of diabetes management products and supplies, and acquired certain assets of the durable medical equipment businesses of certain providers of home medical equipment. The total consideration paid for these acquisitions consisted of cash payments of $196.7 million, the issuance of 306,569 shares of the Company’s Class A Common Stock, and deferred payment liabilities of $4.5 million.
The following table summarizes the consideration paid for all acquisitions during the year ended December 31, 2021 (in thousands):

	AeroCare	Spiro	Healthy Living	Agilis	We Care	Community	Other	Total
Cash	$1,153,409	$65,759	$47,048	$30,828	$34,834	$129,423	$196,669	$1,657,970
Equity	1,220,342	7,109	5,057	14,668	6,321	—	7,703	1,261,200
Contingent consideration	—	1,000	—	1,000	—	5,800	—	7,800
Deferred payments	—	—	—	—	—	—	4,478	4,478
Total	$2,373,751	$73,868	$52,105	$46,496	$41,155	$135,223	$208,850	$2,931,448

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during 2021 was allocated as follows during the year ended December 31, 2021 (in thousands):

	AeroCare	Spiro	Healthy Living	Agilis	We Care	Community	Other	Total
Cash	$27,686	$2,132	$579	$1,131	$458	$2	$5,005	$36,993
Accounts receivable	71,916	$5,756	5,838	—	2,007	15,798	25,587	126,902
Inventory	26,998	1,733	2,949	2,330	465	5,214	10,663	50,352
Prepaid and other current assets	3,522	152	1,088	—	—	571	2,403	7,736
Equipment and other fixed assets	190,755	6,897	1,188	348	5,254	44,952	24,963	274,357
Operating lease right-of-use assets	52,927	2,581	1,366	490	970	4,412	15,897	78,643
Goodwill	2,083,423	64,380	44,095	55,375	35,971	88,393	164,929	2,536,566
Identifiable intangible assets	122,800	1,000	1,500	500	400	2,300	4,400	132,900
Other assets	1,178	16	—	—	—	2,505	—	3,699
Deferred tax liabilities	(46,234)	—	—	—	(1,228)	—	(308)	(47,770)
Accounts payable and accrued expenses	(82,722)	(5,517)	(3,363)	(3,188)	(1,389)	(13,725)	(21,679)	(131,583)
Contract liabilities	(14,495)	(486)	(102)	—	(783)	(3,156)	(608)	(19,630)
Other current liabilities	(10,021)	—	(1,667)	—	—	(180)	(1,833)	(13,701)
Other long-term liabilities	(1,055)	—	—	—	—	(2,683)	—	(3,738)
Operating lease obligations	(52,927)	(2,581)	(1,366)	(490)	(970)	(4,412)	(15,897)	(78,643)
Finance lease obligations	—	(2,195)	—	—	—	(4,768)	(4,672)	(11,635)
Net assets acquired	$2,373,751	$73,868	$52,105	$56,496	$41,155	$135,223	$208,850	$2,941,448
During the year ended December 31, 2021, the Company received net cash of $0.7 million relating to working capital adjustments associated with businesses that were acquired during 2020, which was recorded as a decrease to goodwill.
Year ended December 31, 2020
On January 2, 2020, the Company purchased 100% of the equity interests of the Patient Care Solutions business (PCS), which was a subsidiary of McKesson Corporation. PCS is a home medical equipment supplies business. The total consideration paid consisted of a cash payment of $14.0 million.
On March 2, 2020, the Company purchased certain assets of the durable medical equipment business of Advanced Home Care, Inc. (Advanced). The total consideration paid consisted of a cash payment of $58.5 million. The acquisition also included a potential contingent payment of up to $9.0 million. The Company determined that the potential contingent payment had an acquisition date fair value of $5.0 million which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting.
On July 1, 2020, the Company acquired 100% of the equity interests in Solara Medical Supplies, LLC (Solara). Solara is an independent distributor of continuous glucose monitors (CGM) in the United States and offers a comprehensive suite of direct-to-patient diabetes management supplies to patients throughout the country, including CGMs, insulin pumps and other diabetic supplies. The total consideration paid consisted of a cash payment of $380.7 million and the issuance of 3,906,250 shares of the Company’s Class A Common Stock. The acquisition also included a potential contingent payment based on certain conditions after closing, which was determined to have an acquisition date fair value of $1.3 million, which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
July 1, 2020, the Company acquired 100% of the equity interests of ActivStyle, Inc. (ActivStyle). ActivStyle is a leading direct-to-consumer supply company that provides incontinence and urology products to patients throughout the United States. The total consideration paid consisted of a cash payment of $65.5 million.
On October 1, 2020, the Company acquired 100% of the equity interests of Pinnacle Medical Solutions, Inc. (Pinnacle). Pinnacle is a distributor of insulin pumps, insulin pump supplies, continuous glucose monitoring systems and diabetes test strips in the United States. The total consideration paid consisted of a cash payment of $80.4 million and the issuance of 997,067 shares of the Company’s Class A Common Stock. The acquisition also included a potential contingent payment of up to $15.0 million, which was determined to have an acquisition date fair value of $14.3 million, which was recorded as a contingent consideration liability in connection with the Company’s acquisition accounting.
In addition, during 2020, the Company acquired 100% of the equity interests of certain other providers of home medical equipment and distributors of diabetes management products and supplies, and acquired certain assets of the durable medical equipment businesses of certain providers of home medical equipment. The total consideration paid for these acquisitions consisted of cash payments of $191.4 million, the issuance of 1,023,434 shares of the Company’s Class A Common Stock, and deferred payment liabilities of less than $0.1 million. Certain of the acquisitions also included potential contingent consideration payments of up to $8.0 million in the aggregate, which was determined to have an acquisition date fair value of $6.5 million, which was recorded as contingent consideration liabilities in connection with the Company’s acquisition accounting for such acquisitions.
The following table summarizes the consideration paid for all acquisitions during the year ended December 31, 2020 (in thousands):

	PCS	Advanced	Solara	ActivStyle	Pinnacle	Other	Total
Cash	$14,008	$58,517	$380,735	$65,512	$80,377	$191,415	$790,564
Equity	—	—	73,359	—	28,182	22,346	123,887
Contingent consideration	—	5,000	1,300	—	14,300	6,464	27,064
Deferred payments	—	—	—	—	—	33	33
Total	$14,008	$63,517	$455,394	$65,512	$122,859	$220,258	$941,548
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during 2020 was allocated as follows during the year ended December 31, 2020 (in thousands):

	PCS	Advanced	Solara	ActivStyle	Pinnacle	Other	Total
Cash	$61	$—	$12,069	$4,993	$1,193	$2,911	$21,227
Accounts receivable	14,925	7	17,411	5,158	4,174	21,265	62,940
Inventory	—	2,727	14,376	471	101	8,436	26,111
Prepaid and other current assets	943	127	2,113	955	612	4,810	9,560
Equipment and other fixed assets	535	19,783	3,473	992	—	20,886	45,669
Goodwill	988	41,712	347,718	49,643	107,706	184,252	732,019
Intangible assets	—	600	85,700	9,400	15,200	11,200	122,100
Other assets	—	—	—	—	2,921	—	2,921
Deferred tax assets (liabilities)	—			1,240	—	(108)	1,132
Accounts payable and accrued expenses	(2,025)	(35)	(22,464)	(7,155)	(5,777)	(23,740)	(61,196)
Contract liabilities	—	(1,404)	(167)	—	—	(1,773)	(3,344)
Other liabilities	(233)	—	(4,835)	(185)	(350)	(5,675)	(11,278)
Other long-term liabilities	(1,186)	—	—	—	(2,921)	—	(4,107)
Finance lease obligations	—	—	—	—	—	(2,206)	(2,206)
Net assets acquired	$14,008	$63,517	$455,394	$65,512	$122,859	$220,258	$941,548

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Results of Businesses Acquired
The following table presents the amount of Net revenue and Operating income in the period of acquisition since the respective acquisition dates for the acquisitions described above that is included in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Net revenue	$16,455	$1,005,097	$427,352
Operating income	$767	$136,404	$17,673
(4) Equipment and Other Fixed Assets
Equipment and other fixed assets as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022	December 31, 2021
Patient medical equipment	$747,985	$533,760
Delivery vehicles	35,326	36,213
Other	86,956	50,208
	870,267	620,181
Less accumulated depreciation	(383,188)	(221,604)
	$487,079	$398,577
For the years ended December 31, 2022, 2021 and 2020, the Company recorded depreciation expense of $311.2 million, $211.5 million and $76.4 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company removed from service $275.1 million, $71.9 million and $62.6 million of fully depreciated patient medical equipment, respectively.
(5) Goodwill and Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 was as follows (in thousands):

Gross carrying amount
Balance at December 31, 2020	$998,810
Goodwill from acquisitions	2,536,566
Net cash receipts relating to prior acquisitions	(657)
Net reductions relating to measurement period adjustments	(22,152)
Balance at December 31, 2021	$3,512,567
Goodwill from acquisitions	12,341
Net cash payments relating to prior acquisitions	2,009
Net increase relating to measurement period adjustments	18,380
Balance at December 31, 2022	$3,545,297

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the identification of a triggering event. Triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating results or cash flows, and declines in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital. During the three months ended March 31, 2022, the Company experienced a decline in its market capitalization as a result of a decline in the Company’s stock price. The Company considered such decline to represent a triggering event requiring management to perform a quantitative goodwill impairment assessment as of March 31, 2022. Based on the results of the quantitative goodwill impairment assessment, it was concluded that the estimated fair value of the Company’s reporting unit was greater than its carrying value, as such, the Company did not record a goodwill impairment charge during the three months ended March 31, 2022. No such triggering events were identified during the remainder of 2022. The Company did not record a goodwill impairment charge during the years ended December 31, 2022, 2021 and 2020. If the Company were to experience a decline in its market capitalization for a sustained period of time, the Company may be required to perform a quantitative goodwill impairment assessment at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.
As discussed in Note 3, Acquisitions, during 2022, the Company paid net cash of $2.0 million relating to working capital adjustments associated with businesses that were acquired during 2021 which were recorded as an increase to goodwill during the period. The net increase of $18.4 million during 2022 in the table above relates to measurement period adjustments attributed to businesses that were acquired by the Company during 2021, primarily related to the Community acquisition. Based on available information obtained by the Company during 2022, the Company recorded certain adjustments to the acquisition accounting for Community, resulting in a decrease to accounts receivable of $0.9 million, a decrease to equipment and other fixed assets of $10.0 million, an increase to other current liabilities of $7.3 million, and a decrease to accounts payable and accrued expenses of $2.2 million, with a corresponding increase to goodwill of $16.0 million.
As discussed in Note 3, Acquisitions, during 2021, the Company received net cash of $0.7 million relating to working capital adjustments associated with businesses that were acquired during 2020 which were recorded as a decrease to goodwill during the period. The net reductions of $22.2 million during 2021 in the table above relates to measurement period adjustments attributed to businesses that were acquired by the Company during 2020, primarily related to the Solara acquisition. Based on available information obtained by the Company during 2021, the Company recorded certain adjustments to the acquisition accounting for Solara, resulting in an increase to accounts receivable of $28.9 million and an increase to accounts payable and accrued expenses of $6.3 million, with a corresponding decrease to goodwill of $22.6 million.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $25,498	$87,302	7.5
Payor contracts, net of accumulated amortization of $20,016	61,984	7.6
Contractual rental agreements, net of accumulated amortization of $43,863	10,337	0.8
Developed technology, net of accumulated amortization of $3,150	3,150	2.5
Identifiable intangible assets, net	$162,773

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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
Amortization expense related to identifiable intangible assets, which is included in Depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $40.0 million, $46.5 million and $6.0 million for the years ended December 31, 2022, 2021 and 2020 respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending December 31,
2023	$32,613
2024	22,276
2025	21,328
2026	19,263
2027	17,960
Thereafter	49,333
Total	$162,773
The Company recorded no impairment charges related to identifiable intangible assets during the years ended December 31, 2022, 2021 and 2020.
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
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition in the future may cause the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the years ended December 31, 2022, 2021 and 2020, the Company did not have any reclassifications in levels.
The following table presents the valuation of the Company’s financial assets and liabilities as of December 31, 2022 and 2021 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of December 31, 2022 and 2021. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
December 31, 2022
Assets
Interest rate swap agreements-short term	$—	$5,748	$—
Interest rate swap agreements-long term	—	3,728	—
Total assets measured at fair value	$—	$9,476	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$7,500
Warrant liability	—	—	38,503
Total liabilities measured at fair value	$—	$—	$46,003

(in thousands)	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money market accounts	$14	$—	$—
Total assets measured at fair value	$14	$—	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$13,500
Acquisition-related contingent consideration-long term	—	—	6,800
Interest rate swap agreements-short term	—	5,098	—
Interest rate swap agreements-long term	—	2,359	—
Warrant liability	—	—	57,764
Total liabilities measured at fair value	$—	$7,457	$78,064
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
December 31, 2022, 2021 and 2020
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2022 and 2021 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Acquisition-Related Contingent Consideration
The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in Other income in the Company’s consolidated statements of operations. At December 31, 2022, contingent consideration liabilities of $7.5 million were included in Other current liabilities in the accompanying consolidated balance sheets. At December 31, 2021, contingent consideration liabilities of $13.5 million and $6.8 million were included in Other liabilities and Other long-term liabilities, respectively, in the accompanying consolidated balance sheets. A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the years ended December 31, 2022 and 2021 is as follows (in thousands):

Year Ended December 31 2022	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$20,300	$—	$(15,015)	$2,215	$—	$7,500

Year Ended December 31 2021	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$33,540	$7,800	$(20,347)	$(866)	$173	$20,300
Warrant Liability
The warrant liability represents the estimated fair value of the Company’s outstanding private warrants. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. Refer to Note 11, Stockholders’ Equity, for additional discussion of the warrant liability.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company’s hierarchy for non-financial assets measured at fair value on a non-recurring basis (in thousands):

	December 31, 2022	December 31, 2021
Assets:
Goodwill (Level 3)	$3,545,297	$3,512,567
Identifiable intangible assets, net (Level 3)	$162,773	$202,231
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the twelve months subsequent to December 31, 2022, the Company estimates that an additional $7.6 million will be reclassified as a reduction to interest expense.
As of December 31, 2022 and 2021, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month LIBOR. The notional amount associated with interest rate swap agreements that were outstanding as of December 31, 2022 and 2021 was $250 million and have maturity dates in February 2023 and March 2024. In April 2022, the Company entered into additional forward-dated interest rate swap agreements with third parties in which the Company will pay a fixed interest rate and receive a rate equal to the one month-LIBOR. The purpose of these forward-dated interest rate swap agreements is to ensure that the Company operates within its derivatives policy by maintaining a total notional amount of $250 million under the Company’s outstanding interest rate swap agreements through the maturity date of the Company’s current credit agreement. A portion of the forward-dated interest rate swap agreements became effective on February 16, 2023 and a portion will become effective in March 2024. The forward-dated interest rate swap agreements will mature in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Balance Sheet Location	Asset (Liability)
Prepaid and other current assets	$5,748	$—
Other assets	3,728	—
Other liabilities	—	(5,098)
Other long-term liabilities	—	(2,359)
Total	$9,476	$(7,457)
During the year ended December 31, 2022, as a result of the effect of cash flow hedge accounting, the Company recognized a gain, net of tax, of $14.0 million in Other comprehensive income (loss). In addition, during the year ended December 31, 2022, $2.9 million was reclassified from Other comprehensive income (loss) and recognized as a reduction to Interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $8.7 million in Other comprehensive income (loss). In addition, during the year ended December 31, 2021, $2.9 million was reclassified from Other comprehensive income (loss) and recognized as a reduction to Interest expense, net, in the accompanying

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
consolidated statements of operations. During the year ended December 31, 2020, as a result of the effect of cash flow hedge accounting, the Company recognized a loss of $7.8 million in Other comprehensive income (loss). In addition, during the year ended December 31, 2020, $2.8 million was reclassified from Other comprehensive income (loss) and recognized as a reduction to Interest expense, net, in the accompanying consolidated statements of operations.
(8) Deferred Financing Costs
The change in the carrying amount of deferred financing costs for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$33,463	$13,710
Capitalized fees	—	29,185
Amortization	(5,234)	(5,378)
Write-off due to debt refinancing	—	(4,054)
Balance at end of period	$28,229	$33,463
Amortization expense relating to deferred financing costs was $5.2 million, $5.4 million and $1.9 million during the years ended December 31, 2022, 2021 and 2020, respectively, and is included in Interest expense, net in the accompanying consolidated statements of operations. The write-off of deferred financing costs is included in Loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2021.
The December 31, 2022 balance of deferred financing costs of $28.2 million is estimated to be amortized to interest expense, net as follows (in thousands):

2023	$5,234
2024	5,234
2025	5,147
2026	3,659
2027	3,577
Thereafter	5,378
$28,229
(9) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable	$222,505	$248,027
Employee-related accruals	41,872	34,370
Accrued interest	28,877	30,103
Other	44,244	45,884
Total	$337,498	$358,384

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
(10) Debt
The following is a summary of long-term debt as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Secured term loan	$765,000	$785,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(26,733)	(31,448)
	2,188,267	2,203,552
Current portion	(35,000)	(20,000)
Long-term portion	$2,153,267	$2,183,552
Interest expense related to long-term debt agreements, including amortization of deferred financing costs and payments made or received under the Company’s interest rate swap agreements, for the years ended December 31, 2022, 2021 and 2020 was $112.4 million, $97.9 million and $42.0 million, respectively.
On January 20, 2021, the Company refinanced its then existing debt borrowings and entered into a new credit agreement with its existing bank group, which was amended in April 2021 (the 2021 Credit Agreement). The 2021 Credit Agreement included borrowings of $800 million under a secured term loan (the 2021 Term Loan), and $450 million in commitments for revolving credit loans (the 2021 Revolver). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare, to repay amounts outstanding under the Company’s then existing credit agreement of $301.9 million plus accrued interest, to repay amounts outstanding under revolving credit loans under the 2021 Credit Agreement which were borrowed prior to the April 2021 amendment, and to pay related fees and expenses. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a zero percent floor) equal to the LIBOR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio. On August 16, 2021, the Company amended the 2021 Credit Agreement to expressly permit the issuance of the 5.125% Senior Notes (see discussion below) and the prepayment of the outstanding principal amount under a then existing promissory note with the proceeds of the 5.125% Senior Notes. In connection with the 2021 Credit Agreement, the Company paid financing costs of $7.6 million. Further, in connection with executing the 2021 Credit Agreement, the Company recognized a loss on debt extinguishment of $2.1 million consisting of the write off of unamortized deferred financing costs related to the Company’s then existing credit agreement and other lender fees, which is included in Loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2021.
Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. The Company was in compliance with all debt covenants as of December 31, 2022.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
In July 2020, the Company refinanced its then existing debt borrowings and entered into a new credit agreement with a new bank group (the 2020 Credit Agreement). The 2020 Credit Agreement consisted of a $250 million term loan (the 2020 Term Loan) and $200 million in commitments for revolving credit loans (the 2020 Revolver). The borrowings under the 2020 Term Loan bore interest quarterly at variable rates based upon the sum of (a) the Adjusted LIBOR Rate (subject to a floor) equal to the LIBOR (as defined in the 2020 Credit Agreement) for the applicable interest period, plus (b) an applicable margin ranging from 2.50% to 3.75% per annum based on the Consolidated Total Leverage Ratio (as defined in the 2020 Credit Agreement). The 2020 Revolver carried a commitment fee during the term of the 2020 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2020 Revolver based on the Consolidated Total Leverage Ratio. In connection with the 2020 Credit Agreement, the Company paid financing costs of $2.7 million. As discussed above, in January 2021, the Company refinanced its debt borrowings under the 2020 Credit Agreement. A portion of the net proceeds from such refinancing was used to repay existing amounts outstanding under the 2020 Credit Agreement of $301.9 million plus accrued interest. Further, in connection with executing the 2020 Credit Agreement, the Company wrote off unamortized deferred financing costs of $5.3 million, which is included in Loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2020.
Secured Term Loan
The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million during June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. At December 31, 2022 and 2021, there was $765.0 million and $785.0 million, respectively, outstanding under the 2021 Term Loan. The interest rate under the 2021 Term Loan was 6.13% at December 31, 2022.
Revolving Credit Facility
During the year ended December 31, 2022, the Company had no borrowings under the 2021 Revolver, and there was $0 outstanding under the 2021 Revolver at December 31, 2022. Subsequent to December 31, 2022, the Company borrowed $25.0 million under the 2021 Revolver. During the year ended December 31, 2021, the Company borrowed $365.0 million under the 2021 Revolver, which was repaid in full during 2021. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. At December 31, 2022, after consideration of stand-by letters of credit outstanding of $17.4 million, the remaining maximum borrowings available pursuant to the 2021 Revolver was $432.6 million.
Senior Unsecured Notes
On August 19, 2021, the Company issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the 5.125% Senior Notes). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. The 5.125% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. Borrowings under the 5.125% Senior Notes were used to repay existing amounts outstanding under the 2021 Revolver, to prepay the outstanding principal amount under a then existing promissory note (see discussion below), and to pay related fees and expenses. In connection with the issuance of the 5.125% Senior Notes, the Company paid financing costs of $11.1 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
On January 4, 2021, the Company issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the 4.625% Senior Notes). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. The 4.625% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, (iii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. Borrowings under the 4.625% Senior Notes were used to partially finance the cash portion of the purchase price for the acquisition of AeroCare, and to pay related fees and expenses. In connection with the issuance of the 4.625% Senior Notes, the Company paid financing costs of $10.4 million.
On July 29, 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the 6.125% Senior Notes). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021. The 6.125% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 6.125% Senior Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the 6.125% Senior Notes , plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 6.125% Senior Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the 6.125% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. Borrowings under the 6.125% Senior Notes were used to partially finance the cash portion of the purchase price for an acquisition and to pay related fees and expenses. In connection with the 6.125% Senior Notes, the Company paid financing costs of $8.4 million.
Note Payable
In March 2019, the Company entered into a Note and Unit Purchase Agreement with an investor. Pursuant to the agreement, the Company issued a promissory note with a principal amount of $100 million (the Promissory Note). In November 2019, the Promissory Note was replaced with a new amended and restated promissory note with a principal amount of $100 million, and the investor converted certain of its members’ interests to a $43.5 million promissory note. The new $100 million promissory note, together with the $43.5 million promissory note, are collectively referred to herein as the New Promissory Note. During the year ended December 31, 2021, the Company repaid the outstanding principal balance of $143.5 million under the New Promissory Note. In connection with such repayment, the Company paid debt prepayment penalties of $16.2 million, reflecting the previously disclosed 10% prepayment penalty plus an incremental amount negotiated as part of the repayment transactions. In addition, the Company wrote off $2.0 million of unamortized deferred financing costs. The prepayment penalties and the write-off of the unamortized deferred financing costs are included in Loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2021. The outstanding principal balance under the New Promissory Note bore interest at a rate of 12%.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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
The future maturity of total debt, excluding unamortized deferred financing fees, at December 31, 2022 is as follows (in thousands).

Twelve months ended December 31,
2023	$35,000
2024	40,000
2025	40,000
2026	650,000
2027	—
Thereafter	1,450,000
Total debt maturity	$2,215,000
(11) Stockholders' Equity
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
Following the closing of the Business Combination, AdaptHealth Corp. owned 56% of the combined company with the remaining 44% owned by the former owners of AdaptHealth Holdings in the form of common units representing limited liability company interests in AdaptHealth Holdings from and after the closing of the Business Combination (New AdaptHealth Units). The former owners of AdaptHealth Holdings held New AdaptHealth Units and a corresponding number of non-economic Class B Common stock, which enabled the holder to one vote per share, and were exchangeable on a one-to-one basis for shares of Class A Common Stock. Subsequent to the Business Combination, all of the common unit interests of AdaptHealth Holdings and a corresponding number of shares of Class B Common Stock were exchanged for shares of Class A Common Stock, of which the final 13,218,758 of the exchanges occurred on January 1, 2021. As a result, the prior holders of the common unit interests of AdaptHealth Holdings no longer own a direct noncontrolling

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
economic interest in AdaptHealth Holdings. In connection with the January 2021 exchanges, the Company recorded a decrease to the Noncontrolling interest in subsidiaries of $77.9 million in the accompanying consolidated statements of stockholders’ equity (deficit).
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
Common Stock
In January 2021, the Company issued 8,450,000 shares of Class A Common Stock at a price of $33.00 per share pursuant to an underwritten public offering (the 2021 Stock Offering) for gross proceeds of $278.9 million. In connection with 2021 Stock Offering, the Company received proceeds of $265.0 million which is net of the underwriting discount. A portion of the proceeds from the 2021 Stock Offering were used to partially finance the cash portion of the purchase price for the acquisition of AeroCare, and to pay related fees and expenses. In connection with the 2021 Stock Offering, the Company paid offering costs, inclusive of the underwriting discount, of $13.8 million.
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
Preferred Stock
In June 2020, the Company entered into an exchange agreement (the Exchange Agreement) with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105.47 shares of Series B-1 Preferred Stock, par value $0.0001 per share. The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Common Stock in all cash dividends paid on the Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that following such conversion, the number of shares of Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Common Stock of the Company. During the years ended December 31, 2021 and 2020, 39,500 and 20,000 shares of Series B-1 Preferred Stock were converted into 3,950,000 and 2,000,000 shares of Common Stock, respectively. There were no such conversions during the year ended December 31, 2022.
As discussed in Note 3, Acquisitions, the Company issued 130,474.73 shares of Series C Convertible Preferred Stock in connection with the acquisition of AeroCare. The Series C Convertible Preferred Stock liquidation preference was limited to its par value of $0.0001 per share. The Series C Convertible Preferred Stock participated equally and ratably on

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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
Treasury Stock
The Company's board of directors authorized a share repurchase program for up to $200 million of the Company's Common Stock through December 31, 2023 (the Share Repurchase Program). The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Shares of the Company's Common Stock may be purchased from time to time on the open market, through privately negotiated transactions or otherwise. Purchases of the Company's Common Stock may be started or stopped at any time without prior notice depending on market conditions and other factors. During the year ended December 31, 2022, the Company purchased 750,835 shares of the Company's Common Stock for $14.0 million under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders' equity (deficit).
Warrants
At the closing of the Business Combination, the Company had 12,666,666 warrants outstanding. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of common stock at a price below its exercise price. During the year ended December 31, 2022, 184,870 warrants were exercised in cashless transactions resulting in the issuance of 87,553 shares of Common Stock. During the year ended December 31, 2021, 224,121 warrants were exercised in a cashless transaction resulting in the issuance of 118,379 shares of Common Stock. During the year ended December 31, 2020, 6,254,803 warrants were exercised in cashless transactions resulting in the issuance of 1,973,707 shares of Common Stock, which included the redemption of Public Warrants (see below). In addition, during the year ended December 31, 2020, 2,131,315 warrants were exercised for cash proceeds of $24.5 million, resulting in the issuance of 2,131,315 shares of Common Stock. As of December 31, 2022, the Company had 3,871,557 warrants outstanding, which have an expiration date of November 20, 2024.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
A reconciliation of the changes in the warrant liability during the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2019	$27,635
Change in estimated fair value of the warrant liability	135,368
Reclassification of warrant liability to equity for exercised warrants	(49,098)
Estimated fair value of warrant liability at December 31, 2020	113,905
Change in estimated fair value of the warrant liability	(53,181)
Reclassification of warrant liability to equity for exercised warrants	(2,960)
Estimated fair value of warrant liability at December 31, 2021	57,764
Change in estimated fair value of the warrant liability	(17,158)
Reclassification of warrant liability to equity for exercised warrants	(2,103)
Estimated fair value of warrant liability at December 31, 2022	$38,503
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
receive was rounded down to the nearest whole number of shares. During the year ended December 31, 2020, 2,285,410 Public Warrants were redeemed resulting in the issuance of 881,239 shares of Class A Common Stock. As a result of these transactions, there are no Public Warrants outstanding.
Contingent Consideration Common Shares
Pursuant to the Merger Agreement, the former owners of AdaptHealth Holdings who received Class A Common Stock and Class B Common Stock in connection with the Business Combination were entitled to receive earn-out consideration to be paid in the form of Common Stock, if the average price of the Company’s Common Stock for the month of December prior to each measurement date equaled or exceeded certain hurdles set forth in the Merger Agreement (Contingent Consideration Common Shares). The former owners of AdaptHealth Holdings were entitled to receive 1,000,000 shares of Common Stock on each of December 31, 2022, 2021, and 2020 based on an average stock price hurdle of $22, $18 and $15, respectively, during the applicable measurement period. The average stock price hurdle was achieved for the applicable measurement periods as of the December 31, 2021 and 2020 measurement dates, which triggered the issuance of 1,000,000 shares of Common Stock on such dates. The average stock price hurdle was not achieved for the applicable measurement period as of the December 31, 2022 measurement date; as such no shares of Common Stock were issued on such date.
The Contingent Consideration Common Shares would have been issued immediately in the event of a change of control as defined in the Merger Agreement. The estimated fair value of the Contingent Consideration Common Shares was recorded as a liability in the Company’s consolidated balance sheets, with such fair value reclassified to stockholders’ equity upon the issuance of any shares that were earned. Prior to issuance, the change in the estimated fair value of such shares each period was recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.
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

As discussed above, on each of December 31, 2021 and 2020, 1,000,000 shares of Common Stock were issued in connection with the portion of the Contingent Consideration Common Shares which were earned as of such dates. As a result, the estimated fair value related to such shares was reclassified to stockholders’ equity in the periods in which they were earned, with such shares reflected as issued and outstanding Common Stock. In accordance with U.S. GAAP, the estimated fair value related to the remaining 1,000,000 Contingent Consideration Common Shares was reclassified to stockholders’ equity at December 31, 2021. Since the fair value of these shares was reclassified to stockholders’ equity on December 31, 2021, these shares were no longer liability classified as of such date and therefore the changes in the estimated fair value of such shares were not recognized in the Company’s consolidated statements of operations subsequent to December 31, 2021. As of December 31, 2021, the Company recorded a deferred tax asset of $1.6 million in connection with the accounting for the Contingent Consideration Common Shares. As discussed above, the estimated fair value related to the unearned Contingent Consideration Common Shares was reclassified to stockholders’ equity as of December 31, 2021 and was settled without share issuance as of December 31, 2022. Correspondingly, the Company reversed the $1.6 million deferred tax asset for the Contingent Consideration Common Shares through a reduction to Additional-paid-in capital during the year ended December 31, 2022.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
A reconciliation of the changes in the contingent consideration common shares liability related to the Contingent Consideration Common Shares during the years ended December 31, 2021 and 2020 was as follows (in thousands):

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
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the 2019 Plan), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. At December 31, 2022, the 2019 Plan permits the grant of up to 10,000,000 shares of Common Stock, subject to certain adjustments and limitations. At December 31, 2022, 2,191,908 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.
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
In November 2019, the Company granted 3,416,666 options to purchase shares of Common Stock of the Company to certain senior management employees that have an exercise price of $11.50 per share and a contractual exercise period of ten years from the date of grant. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $7.2 million. In April 2020, the Company granted 47,335 options to purchase shares of Common Stock of the Company to an employee that had an exercise price of $16.25 per share. The grant-date fair value of the awards, using a Black-Scholes option pricing model, was $0.3 million. The vesting conditions relating to the total 3,464,001 options included a defined performance condition with a measurement period during the year ended December 31, 2020 which was satisfied, and also a service condition. In June 2021, in connection with the resignation of the Company’s former Co-CEO (see discussion below), the Company accelerated the vesting of 184,932 options. In connection with the accelerated vesting, the Company recognized $1.9 million of equity-based compensation expense, which is included in General and administrative expenses during the year ended December 31, 2021 in the accompanying consolidated statements of operations. Of the total options granted, 722,222, 722,222 and 1,154,667 options vested on December 31, 2022, 2021 and 2020 respectively. In addition, 679,958 options were forfeited during the year ended December 31, 2021, primarily relating to the resignation of the Company’s former Co-CEO.
On April 13, 2021, the Company placed its then Co-Chief Executive Officer, Luke McGee, on unpaid leave while a matter relating to his past private activity was pending. On April 20, 2021, the Company’s board of directors unanimously approved the formation of a Special Committee of Board members to conduct a full investigation of Mr. McGee’s alleged personal conduct. In addition, the Company’s board of directors also approved the retention of an independent law firm to assist the Special Committee in facilitating the investigation. Mr. McGee had no role in, and was entirely recused from, the investigation. On June 11, 2021, the independent law firm reported to the Special Committee that the investigation was substantially complete and that they could state with a high degree of confidence that the Company

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
had no involvement in, or connection to, Mr. McGee’s alleged conduct. The investigation was completed in October 2021 resulting in no changes to the findings communicated in June 2021. On June 14, 2021, the Company and Mr. McGee agreed that Mr. McGee would resign from his positions as Co-CEO and a Director of the Company effective as of June 11, 2021. In connection with Mr. McGee’s resignation, the Company accelerated the vesting of certain unvested stock options as discussed above, and also accelerated the vesting of certain unvested shares of restricted stock (see discussion below). Other than the accelerated vesting of the stock options and shares of restricted stock, and back pay paid to Mr. McGee relating to his unpaid base wages from April 13, 2021 to June 11, 2021, no other compensation was paid to Mr. McGee in connection with his resignation.
The assumptions used to determine the grant-date fair value of the stock options granted during the years ended December 31, 2021and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Expected volatility	44.5%	40.7%
Risk-free interest rate	0.2%	0.4%
Expected term	4.0 years	6.0 years
Dividend yield	N/A	N/A
The following table provides the activity regarding the Company’s outstanding stock options during the years ended December 31, 2022, 2021 and 2020 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2019	3,417	$2.12	$11.50
Granted	47	$6.34	$16.25
Outstanding, December 31, 2020	3,464	$2.18	$11.56
Granted	703	$9.81	$48.72
Exercised	(1,034)	$2.19	$11.57
Forfeited	(914)	$2.27	$11.66
Outstanding, December 31, 2021	2,219	$3.75	$19.36
Activity - none	—
Outstanding, December 31, 2022	2,219	$3.75	$19.36	6.1 Years

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
The following table provides the activity for all outstanding stock options during the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2019	3,417	$11.50
Granted	47	$16.25
Outstanding, December 31, 2020	3,464	$11.56
Granted	703	$48.72
Issued in connection with the AeroCare acquisition	3,960	$6.24
Exercised	(1,447)	$10.16
Forfeited	(914)	$11.66
Outstanding, December 31, 2021	5,766	$11.26
Exercised	(804)	$5.69
Outstanding, December 31, 2022	4,962	$12.19	5.6 Years
During the year ended December 31, 2022, 489,191 stock options were exercised resulting in $2.5 million of cash proceeds received by the Company and the issuance of 489,191 shares of the Company's Common Stock. Also, during the year ended December 31, 2022, 315,349 stock options were exercised in cashless transactions resulting in the issuance of 131,741 shares of the Company's Common Stock. During the year ended December 31, 2021, 1,138,982 stock options were exercised resulting in $12.3 million of cash proceeds received by the Company. Additionally, during the year ended December 31, 2021, 307,613 stock options were exercised in cashless transactions resulting in the issuance of 133,126 shares of Common Stock. There were no stock option exercises during the year ended December 31, 2020.
The following table provides the activity for exercisable stock options during the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Exercisable, December 31, 2019	—	$—
Vested	1,155	$11.56
Exercisable, December 31, 2020	1,155	$11.56
Issued in connection with the AeroCare acquisition	3,960	$6.24
Vested	907	$11.50
Exercised	(1,447)	$10.16
Exercisable, December 31, 2021	4,575	$7.39
Vested	878	$18.12
Exercised	(804)	$5.69
Exercisable, December 31, 2022	4,649	$9.73	5.8 Years

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
The following table provides the activity for unexercisable stock options during the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Unexercisable, December 31, 2019	3,417	$11.50
Granted	47	$16.25
Vested	(1,155)	$11.56
Unexercisable, December 31, 2020	2,309	$11.56
Granted	703	$48.72
Vested	(907)	$11.50
Forfeited	(914)	$11.66
Unexercisable, December 31, 2021	1,191	$26.15
Vested	(878)	$18.12
Unexercisable, December 31, 2022	313	$48.72	3.1 Years
Restricted Stock
During the year ended December 31, 2022, the Company granted the following shares of restricted stock:
•562,686 shares to various employees which vest ratably over the three or four-year periods following the vesting commencement date (which is generally the grant date), subject to the employees’ continuous employment through the applicable vesting date, and, if applicable, subject to certain performance conditions. The grant-date fair value of these awards was $10.3 million.
•81,347 shares to its non-employee directors, which vest one year following the grant date. The grant-date fair value of these awards was $1.5 million.
•317,554 shares of performance-vested restricted stock units (Performance RSUs) to senior executive management of the Company which will vest on the third anniversary of the grant date subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return (Relative TSR) performance versus the Company’s defined peer group (the Peer Group), and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $8.7 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
◦Less than 25th Percentile – No payout
◦Greater than or equal to 25th Percentile – 50% of Performance RSUs
◦Equal to 50th Percentile – 100% of Performance RSUs
◦Greater than or equal to 75th Percentile – 200% of Performance RSUs
During the year ended December 31, 2021, the Company granted the following shares of restricted stock:
•1,266,846 shares to various employees which vest ratably over the three or four-year periods following the vesting commencement date (which is generally the grant date), subject to the employees’ continuous

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
employment through the applicable vesting date, and if applicable, subject to certain performance conditions. The grant-date fair value of these awards was $37.1 million.
•87,500 shares to various employees and non-employee directors which vest ratably over the one-year period following the grant dates. The grant-date fair value of these awards was $2.0 million.
•70,634 fully vested shares of Common Stock to various employees which had a grant-date fair value of $2.4 million.
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
During the year ended December 31, 2020, the Company granted the following shares of restricted stock:
•2,082,604 shares to various employees which primarily vest ratably over the three or four-year periods following the vesting commencement date (which is generally the grant date), subject to the employees’ continuous employment through the applicable vesting date, and if applicable, subject to certain performance conditions. The grant-date fair value of these awards was $38.7 million. Of the total shares granted, 300,000 shares were granted to an employee in connection with an acquisition, of which 250,000 shares were eligible to vest based on certain performance conditions, and the remaining 50,000 shares were scheduled to vest 25% annually on December 31, 2020 through 2023, all of which were subject to the employee's continuous employment through the applicable vesting date. During 2020, the employee terminated from the Company, and at the termination date 125,000 shares vested pursuant to the terms of the original grant agreement and the Company accelerated the vesting of an additional 50,000 shares, and the remaining 125,000 shares were forfeited. The Company recorded equity-compensation expense of $3.9 million during the year ended December 31, 2020 in connection with the vested shares, including the shares in which vesting was accelerated.
•37,198 shares to various non-employee directors which vest ratably over the one-year period following the grant date. The grant-date fair value of these awards was $0.8 million.
•57,069 fully vested shares of Common Stock to various employees which had a grant-date fair value of $1.1 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Activity related to the Company’s non-vested restricted stock grants for the years ended December 31, 2022, 2021 and 2020 is presented below (in thousands, except per share data):

	Number of Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2019	901	$5.83
Granted	2,120	$18.60
Vested	(541)	$10.78
Forfeited	(232)	$15.97
Non-vested balance, December 31, 2020	2,248	$15.60
Granted	1,354	$28.92
Vested	(556)	$14.03
Forfeited	(851)	$17.64
Non-vested balance, December 31, 2021	2,195	$19.58
Granted	962	$21.26
Vested	(700)	$19.99
Forfeited	(196)	$20.60
Non-vested balance, December 31, 2022	2,261	$23.90
Incentive Units
AdaptHealth Holdings granted Incentive Units in June 2019 (the 2019 Incentive Units) to certain members of management. The 2019 Incentive Units were intended to constitute profits interests and were granted for purposes of enabling such individuals to participate in the long-term growth and financial success of the Company and were issued in exchange for services to be performed. The grant date fair value of the 2019 Incentive Units, as calculated under an Option Pricing Method, was $4.5 million. With respect to the 2019 Incentive Units, 50% of the awards were scheduled to vest in equal annual installments on each of the first four anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The first 25% of this portion of the 2019 Incentive Units vested in May 2020, and in January 2021, the vesting of the remaining unvested units associated with this portion of the 2019 Incentive Units was accelerated. The Company recorded $1.5 million of equity-based compensation expense during the year ended December 31, 2021 in connection with such acceleration. The remaining 50% of the awards had initial vesting terms based upon a performance condition. In connection with the Business Combination, the vesting condition for this portion of the 2019 Incentive Units was changed to vest quarterly during the one year period subsequent to the closing of the Business Combination, and as such all of the units associated with this portion of the 2019 Incentive Units were fully vested in November 2020.
Equity-Based Compensation Expense
The Company recorded equity-based compensation expense of $22.4 million during the year ended December 31, 2022, of which $15.8 million and $6.6 million is included in General and administrative expenses and Cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized a $2.1 million reduction to income tax expense for the year ended December 31, 2022 as a result of excess tax benefits associated with equity-based compensation. The Company recorded equity-based compensation expense of $25.3 million during the year ended December 31, 2021, of which $18.0 million and $7.3 million is included in General and administrative expenses and Cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized a $4.6 million reduction to income tax expense for the year ended December 31, 2021 as a result of excess tax benefits associated with equity-based compensation. The Company recorded equity-based compensation expense of $18.7 million

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
during the year ended December 31, 2020, of which $10.8 million and $7.9 million is included in General and administrative expenses and Cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized a $2.1 million reduction to income tax expense for the year ended December 31, 2020 as a result of excess tax benefits associated with equity-based compensation. At December 31, 2022, there was $34.4 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 1.9 years.
(12) Earnings (Loss) Per Share
Earnings Per Share (EPS) is computed by dividing Net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net income (loss) per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive common stock.
The Company’s potentially dilutive securities during the periods presented below include potential common shares related to outstanding warrants, contingent consideration common shares, unvested restricted stock, outstanding stock options and outstanding preferred stock. Refer to Note 11, Stockholders’ Equity, for additional discussion of these potential dilutive securities.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator
Net income (loss) attributable to AdaptHealth Corp.	$69,316	$156,175	$(161,632)
Less: Earnings allocated to participating securities (1)	5,867	14,379	—
Net income (loss) for basic EPS	$63,449	$141,796	$(161,632)
Change in fair value of warrant liability (2)	(17,158)	(53,181)	—
Net income (loss) for diluted EPS	$46,291	$88,615	$(161,632)

Denominator (1) (2)
Basic weighted-average common shares outstanding	134,175	126,306	52,488
Add: Warrants (2)	1,528	2,377	—
Add: Stock options	2,512	3,782	—
Add: Unvested restricted stock	773	569	—
Diluted weighted-average common shares outstanding	138,988	133,034	52,488

Basic net income (loss) per share	$0.47	$1.12	$(3.08)
Diluted net income (loss) per share	$0.33	$0.67	$(3.08)
(1)The Company's preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There was no amount allocated to the participating securities during the year ended December 31, 2020 due to the net loss reported in that period.
(2)For the years ended December 31, 2022 and 2021, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net income per share. This adjustment is included as the effect of the numerator and denominator adjustments for this derivative instrument is dilutive as a result of the non-cash gains recorded for the change in fair value of this instrument during those periods. For the year ended December 31, 2020, the numerator and denominator for the diluted net loss per share computation is the same as used in the basic net loss per share computation and therefore excludes the effect of potential dilutive securities as their inclusion would have been anti-dilutive.
Due to the Company reporting a net loss attributable to AdaptHealth Corp. for the year ended December 31, 2020, all potentially dilutive securities related to outstanding warrants, contingent consideration common shares, unvested restricted stock, and outstanding stock options were excluded from the computation of diluted net loss per share for that period as their inclusion would have been anti-dilutive.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income (loss) per share for the years ended December 31, 2022, 2021 and 2020 because to do so would be anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Preferred Stock	12,406	12,808	10,077
Warrants	—	—	1,902
Stock Options	469	—	1,539
Unvested restricted stock	—	—	659
Contingent Consideration Common Shares	—	—	2,000
Total	12,875	12,808	16,177
(13) Leases
The Company leases its office facilities and office equipment under noncancellable lease agreements which expire at various dates through March 2033. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain office facilities on a month-to-month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
The following table presents information about the Company’s right-of-use assets and lease liabilities as of December 31, 2022 and 2021 (in thousands):

		December 31,
	Consolidated Balance Sheets Line Item	2022	2021
Right-of-use (ROU) assets:
Operating lease ROU assets	Operating lease right-of-use assets	$129,506	$147,760
Finance lease ROU assets	Finance lease right-of-use assets	5,423	—
Finance lease ROU assets	Equipment and other fixed assets, net	103	17,410
Total ROU assets		$135,032	$165,170
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease obligations	$30,001	$31,418
Noncurrent operating lease liabilities	Operating lease obligations, less current portion	104,394	120,180
Total operating lease liabilities		$134,395	$151,598
Finance lease liabilities:
Current finance lease liabilities	Current portion of finance lease obligations	$2,211	$15,446
Noncurrent finance lease liabilities	Finance lease obligations, less current portion	3,950	—
Noncurrent finance lease liabilities	Other long-term liabilities	—	132
Total finance lease liabilities		$6,161	$15,578
The following table presents information about lease costs and expenses and sublease income for the years ended December 31, 2022 and 2021 (in thousands). The amounts below are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented.

	Year Ended December 31,
	2022	2021
Operating lease costs	$37,822	$37,043
Finance lease costs:
Amortization of ROU assets	$8,246	$33,689
Other lease costs and income:
Variable leases costs (1)	$17,758	$14,030
Sublease income	$1,380	$1,239
Short-term lease costs	$—	$19,905
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	6.2 years	6.7 years
Finance leases	3.7 years	1.0 year
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	3.9%	3.8%
The following table provides the undiscounted amount of future cash flows related to the Company's operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of December 31, 2022 (in thousands):

	Operating Leases	Finance Leases
2023	$34,446	$2,318
2024	28,100	1,567
2025	24,354	1,566
2026	17,484	1,074
2027	12,139	10
Thereafter	36,089	—
Total future undiscounted leases payments	$152,612	$6,535
Less: amount representing interest	(18,217)	(374)
Present value of future lease payments (lease liability)	$134,395	$6,161
The following table provides certain cash flow and supplemental non-cash information related to the Company's lease liabilities for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$37,486	$36,510
Financing cash payments for finance leases	$16,176	$42,164
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$22,543	$91,420
Finance leases	$5,423	$22,959
(14) Retirement Plans
At December 31, 2022, the Company had a single consolidated retirement plan (the AdaptHealth Plan) which included its subsidiaries’ 401(k) plans, with one exception: the Royal Homestar 401(k) plan (the RH Plan). At December 31, 2021, the Company had the AdaptHealth Plan which included its subsidiaries’ 401(k) plans, with two exceptions: the AeroCare Holdings, Inc. 401(k) Profit Sharing Plan and Trust (the AeroCare Plan) and the RH Plan. The

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
AdaptHealth Plan allows employees to contribute up to the annual limitation imposed by the Internal Revenue Code. The Company makes matching contributions to the AdaptHealth Plan. The AeroCare Plan was a single employer qualified defined contribution plan with no participating employers and allowed participants to elect pre-tax deferrals and Roth contributions to the stated Internal Revenue Code 402g limits. The AeroCare Plan was merged into the AdaptHealth Plan effective January 21, 2022. The RH Plan is administered by a noncontrolling interest. During the years ended December 31, 2022, 2021, and 2020, the Company recorded matching contribution expense of $4.7 million, $2.9 million, and $1.5 million respectively, related to the AdaptHealth Plan. The Company recorded an immaterial amount of matching contribution expense for the RH Plan during the years ended December 31, 2022, 2021 and 2020.
(15) Self-Insured Plans
The Company was self-insured for its employees’ medical, auto and workers’ compensation claims during 2022, 2021 and 2020. The Company purchased medical stop loss insurance that covers the excess of each specific loss over $300,000 in 2022, $225,000 in 2021 and $175,000 in 2020, and aggregate losses that exceed the greater of the calculated aggregate stop loss threshold or the minimum aggregate stop loss threshold. In 2022, 2021 and 2020, the Company purchased workers’ compensation stop loss insurance which has occurrence-based limits that vary by state based on statutory rules. The Company is subject to an aggregate annual limit. Self-insurance reserves include estimates of both known claims filed and estimates of claims incurred but not reported. The Company uses historical paid claims information to estimate its claims liability. The liability for self-insurance reserves was $15.6 million and $11.7 million as of December 31, 2022 and 2021, respectively. This liability is included within Accounts payable and accrued expenses in the accompanying consolidated balance sheets.
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
In connection with the Company’s acquisition of PPS HME Holdings LLC (PPS), in May 2018, the Company assumed a Corporate Integrity Agreement (CIA) at one of PPS’ subsidiaries, Braden Partners L.P. d/b/a Pacific Pulmonary Services (BP). The CIA was entered into with the Office of Inspector General of the U.S. Department of Health and Human Services (OIG). The CIA had a five-year term which expired in April 2022. In connection with the acquisition and integration of PPS by AdaptHealth, the OIG confirmed that the requirements of the CIA imposed upon BP would only apply to the operations of BP and therefore no operations of any other AdaptHealth affiliate are subject to the requirements of the CIA following the acquisition. On December 16, 2021, the OIG notified PPS that its report for the period ended March 31, 2021 had been accepted and PPS had satisfied its obligations under the CIA as of such date. On May 24, 2022, the Company submitted its final report under the CIA for the period ended March 31, 2022. On January 12, 2023, the OIG notified PPS that its report for the period ended March 31, 2022 had been accepted and PPS had satisfied its obligations under the CIA as of such date. As a result, the OIG also advised PPS that it had complied with its obligations under the CIA and therefore the term of the CIA had concluded.
On July 25, 2017, AdaptHealth Holdings LLC, a Delaware limited liability company (AdaptHealth Holdings), was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Pennsylvania (EDPA) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in the Company's possession. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, the Company received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. The Company has responded to the EDPA and supplemented its production as requested with any relevant documents in the Company’s possession. During subsequent communications, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by the Company in 2017. The Company produced this information in coordination with the EDPA. The EDPA has also raised questions regarding other aspects of ventilator billing. While the Company cannot provide any assurance as to whether the EDPA will seek additional information or pursue this matter further, it does not believe that the investigation will have a material adverse effect on the Company.
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
On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the Complaint). The Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between November 11, 2019 and July 16, 2021. The Complaint generally alleges that the Company and certain of its current and former officers violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth trajectory. The Complaint seeks unspecified damages. On October 14, 2021, the Delaware County Employees Retirement System and the Bucks County Employees Retirement System were named Lead Plaintiffs. Pursuant to the scheduling order, Lead Plaintiffs filed a consolidated complaint on November 22, 2021 (the Consolidated Complaint), which asserts substantially the same claim, but adds a number of current and former directors of the Company as additional defendants and a new theory of recovery based on the Company’s alleged failure to disclose information concerning the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity (the Consolidated Class Action). On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint. Lead Plaintiffs’ opposition to defendants’ motion was filed on March 21, 2022, and defendants’ reply was filed on April 15, 2022. On June 9, 2022, the court issued an opinion and order denying the defendants’ motion to dismiss the Consolidated Complaint.

On July 15, 2022, the court entered a scheduling order providing for, inter alia, a schedule for completing class certification discovery, as well as setting a briefing schedule for motions for class certification. Pursuant to the scheduling order, Lead Plaintiffs filed their motion for class certification on July 28, 2022. On December 12, 2022, the court entered an amended scheduling order with respect to class certification discovery and remaining briefing on Lead Plaintiffs’ motion for class certification. Pursuant to the amended scheduling order, the defendants’ opposition to Lead Plaintiffs’ motion for class certification is due to be filed on March 30, 2023; and Lead Plaintiffs’ reply is due to be filed on May 22, 2023.
The Company intends to vigorously defend against the allegations contained in the Consolidated Complaint, but there can be no assurance that the defense will be successful.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
On December 6, 2021, a putative shareholder of the Company, Carol Hessler, filed a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (the Derivative Complaint). The Derivative Complaint generally alleges that the defendants breached their fiduciary duties owed to the Company by allegedly causing or allowing misrepresentations and/or omissions regarding the Company’s organic growth and the Company’s former Co-CEO’s alleged criminal activity, failing to maintain an adequate system of oversight, disclosure controls and procedures, and internal controls over financial reporting and due diligence into the Company’s management team, and engaging in insider trading. The Derivative Complaint also alleges claims for waste of corporate assets and unjust enrichment. Finally, the Derivative Complaint alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in the Company’s Proxy Statements on Schedule DEF 14A in connection with a Special Meeting of Stockholders, held on March 3, 2021, and the 2021 Annual Meeting of Stockholders, held on July 27, 2021. The Derivative Complaint seeks, among other things, an award of money damages.
On March 4, 2022, the parties stipulated to stay the Hessler action pending final resolution of the Consolidated Class Action. On March 7, 2022, the court so-ordered the parties’ stipulation.
The Company intends to vigorously defend against the allegations contained in the Derivative Complaint, but there can be no assurance that the defense will be successful.
On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York issued a civil investigative demand to a subsidiary of the Company, pursuant to the False Claims Act, 31 U.S.C. § 3733 (FCA) surrounding whether the subsidiary submitted false claims in violation of the FCA related to it’s billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. The Company is fully cooperating with the investigation. Given the investigation is in the early stages, it is not possible to determine whether it will have a material adverse effect on the Company.
(17) Related Party Transactions
The Company and an executive officer and shareholder of the Company own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $7.0 million, $4.9 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of December 31, 2022 and 2021, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was less than 1.0% of the Company’s consolidated net revenue during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of December 31, 2022. This beneficial owner is also a minority shareholder of a vendor that provides equipment and supplies to the Company in the normal course of business. Purchases from this vendor were approximately $80.3 million and $12.3 million during the years ended December 31, 2022 and 2021, respectively. Purchases from this vendor for the year ended December 31, 2020 were immaterial. As of December 31, 2022, the Company had $2.1 million in outstanding accounts payable to this vendor. As of December 31, 2021, the Company had an immaterial outstanding accounts payable balance to this vendor.
A regional manager of the Company is a shareholder of a business which provides contract labor to the Company. Payments to this service provider were $20.0 million, $18.1 million, and $15.9 million, respectively, for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the Company had $2.2 million in outstanding accounts

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
payable to this service provider. The outstanding accounts payable to this service provider as of December 31, 2021 was immaterial.
(18) Income Taxes
On January 2, 2021, the Company completed a corporate restructuring to simplify its tax structure (the Tax Restructuring). In connection with the Tax Restructuring, on January, 1, 2021, all remaining outstanding shares of Class B Common Stock, together with a corresponding number of New AdaptHealth Units, were exchanged for shares of Class A Common Stock. After these exchanges, AdaptHealth Holdings filed an entity classification election with the Internal Revenue Service, electing to be treated as a taxable corporation for U.S. federal income tax purposes effective January 2, 2021

As a result of the Business Combination and prior to the Tax Restructuring, the Company was subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of AdaptHealth Holdings. AdaptHealth Holdings was treated as a partnership for U.S. income tax purposes and generally did not pay income taxes in most jurisdictions. Instead, AdaptHealth Holdings’ taxable income or loss was passed through to its members, including the Company. Additionally, the Company was subject to U.S. federal, state, and local income taxes on the taxable income or loss of the underlying C-corporations in the AdaptHealth group where taxes are paid at the entity level. As a result of the Tax Restructuring, the Company is subject to U.S. federal, state, and local income taxes on substantially all of its earnings.
The current and deferred income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(197)	$2,356	$5,608
State	6,930	8,070	3,538
	6,733	10,426	9,146
Deferred:
Federal	12,205	22,891	(16,587)
State	5,831	(511)	(4,514)
	18,036	22,380	(21,101)
Total Income tax expense (benefit)	$24,769	$32,806	$(11,955)

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.6%	3.1%	4.7%
Equity-based compensation	(0.5)%	(1.9)%	—%
Change in valuation allowance	—%	0.1%	(0.4)%
Change in fair value of warrant liability	(3.7)%	(5.9)%	(17.1)%
Change in fair value of contingent consideration	—%	(1.2)%	(4.4)%
Deferred tax only adjustment	(2.6)%	0.3%	1.7%
Deferred tax impact of state effective tax rate changes	8.6%	—%	—%
Other	(1.1)%	1.7%	0.3%
Effective income tax rate	25.3%	17.2%	5.8%

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Deferred income tax assets and liabilities are comprised of the following at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Accounts receivable	$37,363	$51,115
Goodwill and intangible assets	262,501	291,331
Investment in partnership	171	4,218
Inventory	1,841	561
Accruals	9,207	6,845
Net operating losses and credits	35,459	32,926
Transaction costs	417	7,580
Contract liabilities	—	3,041
Equity-based compensation	6,101	3,801
Excess business interest expense	27,918	—
Lease liability	35,431	40,683
Contingent consideration	—	3,541
Capital losses	817	817
Total deferred income tax assets	417,226	446,459
Valuation allowance	(1,812)	(1,812)
Net deferred income tax assets	$415,414	$444,647
Deferred income tax liabilities:
Right-of-use assets	$(34,201)	$(39,760)
Contingent consideration	(2,200)	—
Unrealized gains	(2,950)	—
Equipment and other fixed assets	(94,277)	(100,694)
Total deferred income tax liabilities	(133,628)	(140,454)
Noncurrent net deferred income tax assets	$281,786	$304,193

Deferred income taxes are determined based on the temporary differences between the financial statement book basis and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred income tax assets according to the provisions of FASB ASC 740, Income Taxes. In making this determination, management assesses all available evidence, both positive and negative, available at the time balance sheet date. This includes, but is not limited to, recent earnings, internally prepared income projections, and historical financial performance. A history of cumulative losses is a significant piece of negative evidence used in the assessment. As of December 31, 2022, and 2021, the Company had a valuation allowance recorded against net deferred tax assets of $1.8 million, and $1.8 million, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
As a result of the Tax Restructuring, AdaptHealth Holdings is treated as a taxable corporation for U.S. federal income tax purposes effective January 2, 2021. The Company’s deferred tax asset related to investment in partnership has been allocated to underlying assets of AdaptHealth Holdings which primarily relates to goodwill.
As of December 31, 2022 and 2021, the Company had federal net operating losses (NOLs) carryforwards of $138.2 million and $139.6 million, respectively and state NOLs of $150.7 million and $85.7 million, respectively. As of December 31, 2022, the Company had interest expense carryforwards of $109.9 million, which may be carried forward indefinitely. As of December 31, 2021, the Company had no interest expense carryforwards. Federal NOLs generated after December 31, 2017 do not expire and state rules vary. Of the Company’s total federal NOLs, $3.2 million were acquired as part of the acquisition of Pinnacle and begin expiring in 2031, $103.6 million were acquired as part of the acquisition of AeroCare and may be carried forward indefinitely, and $31.4 million are historical AdaptHealth NOLs which may be carried forward indefinitely. The Company believes (i) approximately $3.1 million of acquired Pinnacle NOLs will expire before utilization and (ii) $1.8 million of the Company’s historical NOLs are fully limited as a result of ownership changes within the meaning of Internal Revenue Code Section 382 (Section 382) prior to December 31, 2021 and has accordingly maintained a valuation allowance against these NOL deferred tax assets. The Company is evaluating whether a Section 382 ownership change has occurred during 2022. There was no impact, however, to current or deferred tax expense resulting from this potential ownership change. As of December 31, 2022, the Company had capital loss carryforwards of $3.1 million that are subject to expiration if unused as of December 31, 2025. The Company does not anticipate utilizing these carryforwards prior to expiration and has maintained a valuation allowance accordingly.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands).

Balance, December 31, 2019	$—
Additions for tax positions acquired	1,947
Balance, December 31, 2020	1,947
Additions for tax positions acquired	2,100
Balance, December 31, 2021	4,047
Additions for tax positions acquired	2,670
Reductions due to lapse of statute of limitations	(78)
Balance, December 31, 2022	$6,639
The unrecognized tax benefit of $6.6 million at December 31, 2022 relates to tax positions taken in pre-closing tax periods of companies acquired in 2021 and 2020, for which the Company received tax indemnifications against any losses. As such, the Company recognized a corresponding asset on its consolidated balance sheet and no amount of the Company’s uncertain tax positions, if recognized, would impact the effective tax rate of the Company. As of December 31, 2022 and 2021, the Company’s accrued liability for interest and penalties is $1.6 million and $0.9 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2018, based on the U.S. statute of limitations. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Tax Receivable Agreement
Prior to the Tax Restructuring, the owners of AdaptHealth Holdings had the right to exchange their New AdaptHealth Units for shares of Class A Common Stock of the Company. As a result of such exchanges, the Company’s membership interest in AdaptHealth Holdings increased and its purchase price was reflected in its share of the tax basis of AdaptHealth Holdings’ tangible and intangible assets. Any resulting increases in tax basis were likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future. Any such increase also decreased gain (or increased loss) on future dispositions of the affected assets. At the closing of the Business Combination, there were exchanges of 3,480,466 New AdaptHealth Units resulting in approximately $33.6 million of amortizable IRC Section 754 tax basis step-up in the tax-deductible goodwill of AdaptHealth Holdings. Subsequent to the closing of the Business Combination and through December 31, 2021, there were an additional 31,936,305 exchanges of New AdaptHealth Units that increased the amortizable IRC Section 754 tax basis step-up of tax-deductible goodwill by approximately $1,029.6 million, of which $537.9 million and $485.7 million was recorded during the years ended December 31, 2021 and 2020, respectively. Of these exchanges, 13,218,758 and 18,167,547 occurred during the years ended December 31, 2021 and 2020, respectively.

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
Estimating the amount of payments that may be made under the TRA depends on a variety of factors. The actual increase in tax basis and deductions, as well as the amount and timing of any payments under the TRA, will vary depending upon several factors, including:
•The timing of such exchanges – for instance, the increase in any tax deductions will vary depending on the fair value of the depreciable or amortizable assets of AdaptHealth Holdings at the time of each exchange;
•The price of the Company’s Common Stock at the time of the exchange – the increase in any tax deductions, and the tax basis increase in other assets of AdaptHealth Holdings is directly proportional to the price of the Company’s Common Stock at the time of the exchange;
•The amount and timing of the Company’s income – the Company is required to pay 85% of the deemed benefits as and when deemed realized. If AdaptHealth Holdings does not have taxable income, the Company is generally not required (absent a change in control or circumstances requiring an early termination payment) to make payments under the TRA for that taxable year because no benefit will have been realized. However, any tax benefits that do not result in realized benefits in a given tax year likely will generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the TRA; and
•Future tax rates of jurisdictions in which the Company has tax liability.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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
At December 31, 2022, the Company’s liability relating to the TRA was $297.4 million, of which $3.3 million and $294.1 million is included in Other liabilities and Other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2021, the Company's liability relating to the TRA was $300.3 million, which is included in Other long-term liabilities in the accompanying consolidated balance sheets. During the year ended December 31, 2022, the Company recognized income of $2.9 million related to changes in the estimated TRA liability primarily as a result of a decrease in estimated effective tax rates in future years, which is included in Other loss (income), net in the accompanying consolidated statements of operations.
(19) Subsequent Events
The Company evaluated subsequent events for the period from December 31, 2022 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Annual Report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as further described below in Management’s Report on Internal Control Over Financial Reporting.
As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, management identified material weaknesses in internal control over financial reporting relating to an insufficient complement of resources resulting in an ineffective risk assessment. Our ineffective risk assessment resulted in material weaknesses from both lack of implementation and ineffectiveness of process level controls in substantially all processes that support our financial statements and reporting. The ineffective risk assessment also resulted in ineffective general information technology controls due to an incomplete understanding of the risks associated with information technology systems relevant to our financial reporting processes.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, we have concluded that the Company continues to have material weaknesses related to an insufficient complement of resources to complete risk assessment which resulted in a lack of implementation and ineffectiveness of both process level controls in substantially all processes and the general information technology controls that support our financial statements and reporting.

The material weaknesses did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results. Based on these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has expressed an adverse report on the operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. KPMG LLP's report appears on page 65 of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weaknesses in Internal Control Over Financing Reporting
With respect to the material weaknesses identified in 2021, management has taken steps during 2022 to remediate such material weaknesses, including (1) establishing an executive steering committee to monitor the remediation of the material weaknesses identified, (2) expanding the number of executive management and third-party consultants throughout 2022 with expertise in process mapping and internal controls; (3) completing an entity wide risk assessment including process mapping for each of the Company’s business cycles to identify relevant process risk points, service and sub-service organizations, information technology systems and information used in the operation of controls, (4) identifying manual and automated controls responsive to the process risk points for a majority of these processes, and (5) implementing an enterprise resource planning system in the first quarter of 2022 which facilitates improved review of the Company’s business processes and review and approval of journal entries. While management has completed the risk assessment to identify controls, the material weaknesses cannot be considered remediated until the enhanced controls have been fully implemented and determined to be operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of the stockholders to be filed on or before May 1, 2023 and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of the stockholders to be filed on or before May 1, 2023 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of the stockholders to be filed on or before May 1, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of the stockholders to be filed on or before May 1, 2023 and is incorporated herein by reference.
Item 14. Principal Accountant’s Fees and Services
The information required by this item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of the stockholders to be filed on or before May 1, 2023 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Consolidated Financial Statements and Supplementary Data:
Financial Statements. The following is a list of the Consolidated Financial Statements of AdaptHealth Corp. and its subsidiaries included in Item 8 of Part II of this report.
(b)Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits starting on page 131 of this Annual Report on Form 10-K.
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

10.6†
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

10.8†
Employment Agreement, dated February 2, 2021, by and between Stephen Griggs and AdaptHealth Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2021).

10.9†
Employment Agreement, dated August 3, 2020, by and between the Company and Shaw Rietkerk (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2021).

10.10†
Employment and Non-Competition Agreement, dated as of January 1, 2013, by and between Aerocare Holdings, Inc. and Daniel C. Bunting (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022).

10.11†
Employment and Non-Competition Agreement, dated as of April 21, 2014, by and between Aerocare Holdings, Inc. and Albert Prast (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022).

10.12†	Amended and Restated 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2021).
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

10.15†	AdaptHealth Corp. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 22, 2020).
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

10.18
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

10.20
Investment Agreement, dated as of June 24, 2020, by and between AdaptHealth Corp. and Deerfield Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.21
Consent Agreement, dated as of May 9, 2022, among AdaptHealth LLC, the guarantors named therein, Regions Bank as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 12, 2022).

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
_____________________________
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

By:	/s/ Stephen P. Griggs	Chief Executive Officer and Director
	Stephen P. Griggs	(Principal Executive Officer)

By:	/s/ Jason Clemens	Chief Financial Officer
	Jason Clemens	(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Richard Barasch	Chairman of the Board
Richard Barasch

By:	/s/ Joshua Parnes	President and Director
Joshua Parnes

By:	/s/ Terence Connors	Director
Terence Connors

By:	/s/ Dr. Susan Weaver	Director
Dr. Susan Weaver

By:	/s/ Dale Wolf	Director
Dale Wolf

By:	/s/ Bradley Coppens	Director
Bradley Coppens

By:	/s/ David S. Williams III	Director
David S. Williams III

By:	/s/ Theodore S. Lundberg	Director
Theodore S. Lundberg

By:	/s/ Gregory A. Belinfanti	Director
Gregory A. Belinfanti