Form 10-Q
period 2023-03-31
AdaptHealth Corp.
filed 2023-05-09
CIK 1725255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38399
AdaptHealth Corp.
(Exact name of registrant as specified in its charter)

Delaware	82-3677704
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

220 West Germantown Pike Suite 250, Plymouth Meeting, Pennsylvania	19462
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (610) 424-4515
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, par value $0.0001 per share	AHCO	The Nasdaq Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, there were 134,172,442 shares of the Registrant’s Common Stock issued and outstanding.

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
•competition and the ability of our business to grow and manage growth profitably;
•fluctuations in the U.S. and/or global stock markets;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•changes in applicable laws or regulations;
•failure to consummate or realize the expected benefits of acquisitions; and
•other risks and uncertainties set forth in this Form 10-Q.
Investors should carefully consider the foregoing factors and the other risks and uncertainties that may affect our business including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K and our quarterly reports on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$101,401	$46,272
Accounts receivable	353,226	359,146
Inventory	136,018	127,754
Prepaid and other current assets	56,080	52,136
Total current assets	646,725	585,308
Equipment and other fixed assets, net	503,423	487,079
Operating lease right-of-use assets	123,023	129,506
Finance lease right-of-use assets	7,403	5,423
Goodwill	3,545,361	3,545,297
Identifiable intangible assets, net	152,774	162,773
Other assets	19,665	22,415
Deferred tax assets	285,064	281,786
Total Assets	$5,283,438	$5,219,587
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$401,346	337,498
Current portion of long-term debt	40,000	35,000
Current portion of operating lease obligations	29,711	30,001
Current portion of finance lease obligations	2,248	2,211
Contract liabilities	32,409	31,641
Other liabilities	18,763	19,863
Total current liabilities	524,477	456,214
Long-term debt, less current portion	2,169,445	2,153,267
Operating lease obligations, less current portion	97,237	104,394
Finance lease obligations, less current portion	5,338	3,950
Other long-term liabilities	302,894	305,501
Warrant liability	16,589	38,503
Total Liabilities	3,115,980	3,061,829
Commitments and contingencies (note 14)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 134,148,031 and 134,435,119 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1	1
Treasury stock, at cost (1,382,788 and 750,835 shares at March 31, 2023 and December 31, 2022, respectively)	(23,216)	(13,992)
Additional paid-in capital	2,135,202	2,130,148
Retained earnings	42,002	26,295
Accumulated other comprehensive income	5,888	8,693
Total stockholders' equity attributable to AdaptHealth Corp.	2,159,890	2,151,158
Noncontrolling interest in subsidiary	7,568	6,600
Total Stockholders' Equity	2,167,458	2,157,758
Total Liabilities and Stockholders' Equity	$5,283,438	$5,219,587
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net revenue	$744,626	$706,203
Costs and expenses:
Cost of net revenue	655,396	597,122
General and administrative expenses	47,521	41,444
Depreciation and amortization, excluding patient equipment depreciation	15,532	16,085
Total costs and expenses	718,449	654,651
Operating income	26,177	51,552
Interest expense, net	31,955	24,776
Change in fair value of warrant liability (note 10)	(21,914)	(26,717)
Other loss, net	1,175	5,660
Income before income taxes	14,961	47,833
Income tax (benefit) expense	(1,714)	5,603
Net income	16,675	42,230
Income attributable to noncontrolling interest	968	480
Net income attributable to AdaptHealth Corp.	$15,707	$41,750

Weighted average common shares outstanding - basic	134,525	134,023
Weighted average common shares outstanding - diluted	135,976	138,483

Basic net income per share (note 11)	$0.11	$0.29
Diluted net (loss) income per share (note 11)	$(0.06)	$0.08

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net income	$16,675	$42,230
Other comprehensive income (loss):
(Loss) gain on interest rate swap agreements, inclusive of reclassification adjustment, net of tax	(2,805)	5,998
Comprehensive income	13,870	48,228

Income attributable to noncontrolling interest	968	480
Comprehensive income attributable to AdaptHealth Corp.	$12,902	$47,748
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	134,435	$13	124	$1	751	$(13,992)	$2,130,148	$26,295	$8,693	$6,600	$2,157,758
Equity-based compensation	292	—	—	—	—	—	5,916	—	—	—	5,916
Payments for tax withholdings from restricted stock vesting	—	—	—	—	—	—	(1,883)	—	—	—	(1,883)
Common Stock issued in connection with employee stock purchase plan	53	—	—	—	—	—	1,021	—	—	—	1,021
Shares purchased under share repurchase program	(632)	—	—	—	632	(9,224)	—	—	—	—	(9,224)
Net income	—	—	—	—	—	—	—	15,707	—	968	16,675
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(2,805)	—	(2,805)
Balance, March 31, 2023	134,148	$13	124	$1	1,383	$(23,216)	$2,135,202	$42,002	$5,888	$7,568	$2,167,458

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	133,844	$13	124	$1	—	$—	$2,107,267	$(43,021)	$(2,354)	$4,783	$2,066,689
Equity-based compensation	187	—	—	—	—	—	5,502	—	—	—	5,502
Exercise of stock options	184	—	—	—	—	—	723	—	—	—	723
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(1,269)	—	—	—	(1,269)
Common Stock issued in connection with employee stock purchase plan	31	—	—	—	—	—	753	—	—	—	753
Net income	—	—	—	—	—	—	—	41,750	—	480	42,230
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	5,998	—	5,998
Balance, March 31, 2022	134,246	$13	124	$1	—	$—	$2,112,976	$(1,271)	$3,644	$5,263	$2,120,626

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$16,675	$42,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	93,813	77,030
Equity-based compensation	5,916	5,502
Change in fair value of warrant liability	(21,914)	(26,717)
Reduction in the carrying amount of operating lease right-of-use assets	8,486	7,484
Reduction in the carrying amount of finance lease right-of-use assets	427	—
Deferred income tax (benefit) expense	(2,327)	4,303
Change in fair value of interest rate swaps, net of reclassification adjustment	(579)	(726)
Amortization of deferred financing costs	1,309	1,309
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,920	(9,481)
Inventory	(8,149)	21,331
Prepaid and other assets	(4,503)	12,237
Operating lease obligations	(9,451)	(7,420)
Operating liabilities	54,625	(60,631)
Net cash provided by operating activities	140,248	66,451
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(89,120)	(77,166)
Payments for business acquisitions, net of cash acquired	(447)	(2,932)
Net cash used in investing activities	(89,567)	(80,098)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	50,000	—
Repayments on long-term debt	(30,000)	(5,000)
Repayments of finance lease obligations	(981)	(8,156)
Payments for shares purchased under share repurchase program	(9,224)	—
Proceeds from the exercise of stock options	—	723
Proceeds received in connection with employee stock purchase plan	1,021	753
Payments relating to the Tax Receivable Agreement	(3,202)	—
Payments for tax withholdings from restricted stock vesting and stock option exercises	(2,492)	(1,269)
Payments of contingent consideration and deferred purchase price from acquisitions	(674)	(3,603)
Net cash provided by (used in) financing activities	4,448	(16,552)
Net increase (decrease) in cash	55,129	(30,199)
Cash at beginning of period	46,272	149,627
Cash at end of period	$101,401	$119,428
Supplemental disclosures:
Cash paid for interest	$50,051	$43,931
Cash paid for income taxes	384	11
Noncash investing and financing activities:
Equipment acquired under finance lease obligations	$—	$1,335
Unpaid equipment and other fixed asset purchases at end of period	34,940	26,194
Assets subject to operating lease obligations	3,847	2,627
Operating lease obligations	(3,847)	(2,627)
Assets subject to finance lease obligations	2,407	—
Finance lease obligations	(2,407)	—
Deferred purchase price in connection with acquisitions	50	308
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited)

(1)    General Information
AdaptHealth Corp. and subsidiaries (AdaptHealth or the Company), is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (HME), medical supplies, and related services. AdaptHealth focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (OSA), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors (CGM) and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors.
The interim consolidated financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of the results for a full year.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
(c)    Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(e)    Valuation of Goodwill
The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized, rather, it is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value and judgment about impairment triggering events. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future. During the three months ended March 31, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. The Company considered such sustained decrease to represent a triggering event requiring management to perform a quantitative goodwill impairment test as of March 31, 2023. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
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
Definite-lived identifiable intangible assets consist of tradenames, payor contracts, contractual rental agreements and developed technology. These assets are amortized using the straight-line method over their estimated useful lives, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining useful lives of its long-lived assets. The following table summarizes the useful lives of the Company’s identifiable intangible assets:

Tradenames	5 to 10 years
Payor contracts	10 years
Contractual rental agreements	2 years
Developed technology	5 years
The Company did not recognize any impairment charges on long-lived assets for the three months ended March 31, 2023 and 2022.
(g)    Equity-based Compensation
The Company accounts for its equity-based compensation in accordance with FASB ASC Topic 718, Compensation Stock Compensation, which establishes accounting for share based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Equity-based compensation expense related to these grants is included within general and administrative expenses and cost of net revenue in the accompanying consolidated statements of operations. The Company measures and recognizes equity-based compensation expense for such awards granted to employees based on their estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
in the Company’s consolidated financial statements. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards with performance conditions, equity-based compensation expense is recognized on a straight-line basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. For awards with market conditions, the grant-date fair value is estimated using a monte-carlo simulation analysis which is recognized on a straight-line basis over the employees’ requisite service period regardless of whether or the extent to which the awards ultimately vest. Refer to Note 10, Stockholders’ Equity, for additional information regarding the Company’s equity-based compensation expense.
(h)    Business Segment
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
(i)    Accounting for Leases
The Company accounts for its leases in accordance with FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASC 842). ASC 842 requires the Company to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use (ROU) asset on its consolidated balance sheet for most leases, and disclose key information about leasing arrangements. ASC 842 applies to a number of arrangements to which the Company is a party.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
Generally, upon the commencement of a lease, the Company will record a lease liability and a ROU asset. However, the Company has elected, for all underlying leases with initial terms of twelve months or less (known as short-term leases), to not recognize a lease liability or ROU asset. Lease liabilities are initially recorded at lease commencement as the present value of future lease payments. ROU assets are initially recorded at lease commencement as the initial amount of the lease liability, together with the following, if applicable: (i) initial direct costs incurred by the lessee and (ii) lease payments made to the lessor net of lease incentives received, prior to lease commencement.
Over the lease term, the Company generally increases its lease liabilities using the effective interest method and decreases its lease liabilities for lease payments made. For finance leases, amortization and interest expense are recognized separately in the consolidated statements of operations, with amortization expense generally recorded on a straight-line basis over the lease term and interest expense recorded using the effective interest method. For operating leases, a single lease cost is generally recognized in the consolidated statements of operations on a straight-line basis over the lease term unless an impairment has been recorded with respect to a leased asset. Lease costs for short-term leases not recognized in the consolidated balance sheets are recognized in the consolidated statements of operations on a straight-line basis over the lease term. Variable lease costs not initially included in the lease liability and ROU asset impairment charges are expensed as incurred. ROU assets are assessed for impairment, similar to other long-lived assets. Refer to Note 12, Leases, for additional information.
(j)    Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under U.S. GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2024, with early adoption permitted, and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The Company adopted this standard during the three months ended Mach 31, 2023, which did not have a material impact on its consolidated financial statements and related disclosures.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by payor type for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Insurance	$436,784	$420,890
Government	188,847	181,650
Patient pay	118,995	103,663
Net revenue	$744,626	$706,203

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by core service lines for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net sales revenue:
Sleep	$213,457	$192,335
Diabetes	142,544	151,359
Supplies to the home	46,555	39,865
Respiratory	7,929	8,145
HME	28,563	30,052
Other	53,207	54,199
Total net sales revenue	$492,255	$475,955

Net revenue from fixed monthly equipment reimbursements:
Sleep	$80,922	$57,938
Diabetes	3,831	3,946
Respiratory	134,723	132,580
HME	22,341	25,725
Other	10,554	10,059
Total net revenue from fixed monthly equipment reimbursements	$252,371	$230,248

Total net revenue:
Sleep	$294,379	$250,273
Diabetes	146,375	155,305
Supplies to the home	46,555	39,865
Respiratory	142,652	140,725
HME	50,904	55,777
Other	63,761	64,258
Total net revenue	$744,626	$706,203
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of March 31, 2023 and December 31, 2022, the Company’s unbilled accounts receivable was $31.4 million and $38.6 million, respectively.
(3)    Acquisitions
During the three months ended March 31, 2023 and 2022, the Company completed certain acquisitions to strengthen its current market share in existing markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the three months ended March 31, 2023 is not expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as final analysis of valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized.
Three Months Ended March 31, 2023
During the three months ended March 31, 2023, the Company acquired 100% of the equity interests of a provider of home medical equipment (HME). The consideration paid consisted of a cash payment of $0.4 million and a deferred payment of $0.1 million. The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values, including $0.1 million to inventory, $0.3 million to equipment and other fixed assets and $0.1 million to goodwill.
Three Months Ended March 31, 2022
During the three months ended March 31, 2022, the Company acquired 100% of the equity interests of a provider of HME and acquired certain assets of the home medical equipment business of a provider of HME.
The following table summarizes the consideration paid at closing for all acquisitions during the three months ended March 31, 2022 (in thousands):

Cash	$2,467
Deferred payments	308
Total	$2,775
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the three months ended March 31, 2022 was allocated as follows during that period (in thousands):

Cash	$21
Accounts receivable	521
Inventory	284
Equipment and other fixed assets	85
Goodwill	2,013
Identifiable intangible assets	100
Accounts payable and accrued expenses	(249)
Net assets acquired	$2,775

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
During the three months ended March 31, 2022, the Company paid net cash of $0.5 million relating to working capital and other adjustments associated with businesses that were acquired during 2021.
Net revenue and operating income in the period of acquisition since the respective acquisition dates for the acquisitions described above were immaterial for the three months ended March 31, 2023 and 2022.
(4)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Patient medical equipment	$774,554	$747,985
Computers and Software	81,914	70,897
Delivery vehicles	38,806	35,326
Other	17,215	16,059
	912,489	870,267
Less accumulated depreciation	(409,066)	(383,188)
	$503,423	$487,079
Certain prior period amounts in the table above have been reclassified to conform to the current period presentation. These reclassifications are considered immaterial to the prior period.
For the three months ended March 31, 2023 and 2022, the Company recorded depreciation expense of $83.8 million and $67.1 million, respectively.
(5)    Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the three months ended March 31, 2023 was as follows (in thousands):

Gross carrying amount
Balance at December 31, 2022	$3,545,297
Goodwill from acquisitions	64
Balance at March 31, 2023	$3,545,361
Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the identification of a triggering event. Triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating results or cash flows, and sustained decreases in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital.
During the three months ended March 31, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. The Company considered such sustained decrease to represent a triggering event requiring management to perform a quantitative goodwill impairment test as of March 31, 2023. Based on the results of the quantitative goodwill impairment test, it was concluded that the estimated fair value of the Company’s reporting unit was greater than its carrying value, as such, the Company did not record a goodwill impairment charge during the three months ended March 31, 2023. While the Company's quantitative goodwill impairment test did not result in an impairment charge, based on the results of such test at March 31, 2023, the excess of the estimated fair value of the

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Company's reporting unit over its carrying value was less than 20% of such carrying value. In future periods, if the Company were to experience a further decline in its market capitalization or expected results for a sustained period of time, the Company may be required to perform an additional quantitative goodwill impairment assessment at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $28,702	$84,098	7.3
Payor contracts, net of accumulated amortization of $22,066	59,934	7.3
Contractual rental agreements, net of accumulated amortization of $48,293	5,907	0.5
Developed technology, net of accumulated amortization of $3,465	2,835	2.3
Identifiable intangible assets, net	$152,774

	December 31, 2022
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $25,498	$87,302	7.5
Payor contracts, net of accumulated amortization of $20,016	61,984	7.6
Contractual rental agreements, net of accumulated amortization of $43,863	10,337	0.8
Developed technology, net of accumulated amortization of $3,150	3,150	2.5
Identifiable intangible assets, net	$162,773
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $10.0 million and $10.0 million for the three months ended March 31, 2023 and 2022, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending March 31,
2024	$28,183
2025	22,262
2026	20,759
2027	18,784
2028	17,936
Thereafter	44,850
Total	$152,774
The Company did not recognize any impairment charges related to identifiable intangible assets during the three months ended March 31, 2023 and 2022.

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
The following table presents the valuation of the Company’s financial assets and liabilities as of March 31, 2023 and December 31, 2022 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of March 31, 2023 and December 31, 2022. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
March 31, 2023
Assets
Interest rate swap agreements-short term	—	5,193	—
Interest rate swap agreements-long term	—	1,105	—
Total assets measured at fair value	$—	$6,298	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$7,500
Warrant liability	—	—	16,589
Total liabilities measured at fair value	$—	$—	$24,089

(in thousands)	Level 1	Level 2	Level 3
December 31, 2022
Assets
Interest rate swap agreements-short term	$—	$5,748	$—
Interest rate swap agreements-long term	$—	$3,728	—
Total assets measured at fair value	$—	$9,476	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$7,500
Warrant liability	—	—	38,503
Total liabilities measured at fair value	$—	$—	$46,003
Interest Rate Swaps
The Company uses interest rate swap agreements to manage interest rate risk by converting a portion of its variable rate borrowings to a fixed rate and recognizes these derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Acquisition-Related Contingent Consideration
The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income in the Company’s consolidated statements of operations. At March 31, 2023 and December 31, 2022, contingent consideration liabilities of $7.5 million and $7.5 million were included in other current liabilities, respectively, in the accompanying consolidated balance sheets. A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

Three Months Ended March 31, 2023	Beginning Balance	Payments	Ending Balance
Contingent consideration - Level 3 liabilities	$7,500	$—	$7,500
Three Months Ended March 31, 2022
Contingent consideration - Level 3 liabilities	$20,300	$(2,250)	$18,050
Warrant Liability
The warrant liability represents the estimated fair value of the Company’s outstanding private warrants. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. Refer to Note 10, Stockholders' Equity, for additional discussion of the warrant liability and the material assumptions leveraged for the pricing model.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2023 and 2022, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(7)    Derivative Instruments and Hedging Activities
The Company records all derivatives on its consolidated balance sheet at fair value. As of March 31, 2023, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate (Term SOFR). As of December 31, 2022, the

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Company had outstanding interest rate derivatives with third parties in which the Company paid a fixed interest rate and received a rate equal to the one-month LIBOR. During the three months ended March 31, 2023, the Company amended its interest rate swap agreements to change the benchmark rate under the agreements from LIBOR to Term SOFR. As discussed in Note 1(j), General Information - Recently Adopted Accounting Pronouncements, during the three months ended March 31, 2023, the Company adopted ASU No. 2020-04, Reference Rate Reform (Topic 848). As a result of the adoption of this standard, the March 2023 amendments to the Company's interest rate swap agreements did not have an impact on the accounting for such derivative instruments. The notional amount associated with the Company's interest rate swap agreements that were outstanding as of March 31, 2023 was $250 million and have maturity dates in and March 2024 and January 2026. In April 2022, the Company entered into forward-dated interest rate swap agreements with third parties. The purpose of these forward-dated interest rate swap agreements is to ensure that the Company operates within its derivatives policy by maintaining a total notional amount of $250 million under the Company’s outstanding interest rate swap agreements through the maturity date of the Company’s current credit agreement. A portion of these forward-dated interest rate swap agreements became effective in February 2023 and a portion will become effective in March 2024, and mature in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Balance Sheet Location	Asset (Liability)
Prepaid and other current assets	$5,193	$5,748
Other assets	1,105	3,728
Total	$6,298	$9,476
During the three months ended March 31, 2023 and 2022, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $2.2 million, and a gain, net of tax, of $6.7 million, respectively, in other comprehensive income. In addition, during the three months ended March 31, 2023 and 2022, $0.6 million and $0.7 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.
(8)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$302,053	$222,505
Employee-related accruals	44,018	41,872
Accrued interest	10,051	28,877
Other	45,224	44,244
Total	$401,346	$337,498

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(9)    Debt
The following is a summary of long term-debt as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Secured term loans	$760,000	$765,000
Revolving credit facility	25,000	—
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(25,555)	(26,733)
	2,209,445	2,188,267
Current portion	(40,000)	(35,000)
Long-term portion	$2,169,445	$2,153,267
In January 2021, the Company entered into a credit agreement, as amended,(the 2021 Credit Agreement). The 2021 Credit Agreement included borrowings of $800 million under a secured term loan (the 2021 Term Loan), and $450 million in commitments for revolving credit loans (the 2021 Revolver). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. On March 31, 2023, the Company amended the 2021 Credit Agreement to change the variable interest rate under the agreement to be based on Term SOFR. In connection with the amendment, amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) Term SOFR (subject to a zero percent floor) equal to Term SOFR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). Prior to the March 31, 2023 amendment to the Company's credit agreement, the variable interest rate for amounts borrowed under the 2021 Credit Agreement was based on Adjusted LIBOR. The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.
Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. There were no changes to these restrictive covenants per the March 2023 amendment. The Company was in compliance with all debt covenants as of March 31, 2023.
Secured Term Loans
The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. At March 31, 2023 and December 31, 2022, there was $760 million and $765 million, respectively, outstanding under the 2021 Term Loan. The interest rate under the 2021 Term Loan was 6.91% at March 31, 2023.
Revolving Credit Facility
During the three months ended March 31, 2023, the Company borrowed $50.0 million under the 2021 Revolver, and repaid $25.0 million during the period. At March 31, 2023, there was $25.0 million outstanding under the 2021 Revolver. During the three months ended March 31, 2022, the Company had no borrowings under the 2021 Revolver. At March 31,

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
2023, after consideration of stand-by letters of credit outstanding of $17.4 million, the remaining maximum borrowings available pursuant to the 2021 Revolver was $407.6 million.
Senior Unsecured Notes
In August 2021, the Company issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the 5.125% Senior Notes). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. The 5.125% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000% , in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, the Company issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the 4.625% Senior Notes). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. The 4.625% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, (iii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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
(10)    Stockholders' Equity
Under the Company's Third Amended and Restated Certificate of Incorporation, there are 300,000,000 shares of authorized Common Stock and 5,000,000 shares of authorized Preferred Stock. Holders of Common Stock are entitled to one vote for each share. The shares of Preferred Stock shall be issued with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Treasury Stock
In May 2022, the Company’s board of directors authorized a share repurchase program for up to $200.0 million of the Company’s Common Stock through December 31, 2023 (the Share Repurchase Program). The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Shares of the Company’s Common Stock may be purchased from time to time on the open market, through privately negotiated transactions or otherwise. Purchases of the Company’s Common Stock may be started or stopped at any time without prior notice depending on market conditions and other factors. During the three months ended March 31, 2023, the Company purchased 631,953 shares of the Company’s Common Stock for $9.2 million under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders’ equity. As of March 31, 2023, there was $176.8 million remaining that may be used to purchase shares under the Share Repurchase Program.
Warrants
As of March 31, 2023, the Company had 3,871,557 warrants outstanding, which have an expiration date of November 20, 2024. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of Common Stock at a price below its exercise price. There were no warrants exercised during the three months ended March 31, 2023 and 2022.
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
A reconciliation of the changes in the warrant liability during the three months ended March 31, 2023 and 2022 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2022	$38,503
Change in estimated fair value of the warrant liability	(21,914)
Estimated fair value of warrant liability at March 31, 2023	$16,589

Estimated fair value of warrant liability at December 31, 2021	$57,764
Change in estimated fair value of the warrant liability	(26,717)
Estimated fair value of warrant liability at March 31, 2022	$31,047
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the 2019 Plan), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. At March 31, 2023, the 2019 Plan permits the grant of up to 10,000,000 shares of Common Stock, subject to certain adjustments and limitations. At March 31, 2023, 1,122,442 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Stock Options
There were no stock options granted during the three months ended March 31, 2023 and 2022. The following table provides the activity regarding the Company’s outstanding stock options during the three months ended March 31, 2023 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2022	2,219	$3.75	$19.36
Activity - none	—
Outstanding, March 31, 2023	2,219	$3.75	$19.36	5.8 Years
The following table provides the activity for all outstanding stock options during the three months ended March 31, 2023 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2022	4,962	$12.19
Activity - none	—
Outstanding, March 31, 2023	4,962	$12.19	5.4 Years
During the three months ended March 31, 2023 there were no stock option exercises. During the three months ended March 31, 2022, 115,732 stock options were exercised resulting in $0.7 million of cash proceeds received by the Company and the issuance of 115,732 shares of the Company’s Common Stock. Also, during the three months ended March 31, 2022, 167,720 stock options were exercised on a cashless basis resulting in the issuance of 68,454 shares of the Company’s Common Stock.
Restricted Stock
During the three months ended March 31, 2023, the Company granted 123,390 shares of restricted stock to various employees which vest ratably over the three-year period following the vesting commencement date (which is generally the grant date), subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $1.9 million.
During the three months ended March 31, 2023, the Company granted 327,000 restricted stock units to senior executive management of the Company. These awards vest ratably over the three-year period following the vesting commencement date (February 1, 2023), subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $4.9 million. In addition, during the three months ended March 31, 2023, the Company granted 327,000 shares of performance-vested restricted stock units (Performance RSUs) to senior executive management of the Company which will vest on the third anniversary of the vesting commencement date (February 1, 2023) subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return (Relative TSR) performance versus the Company’s defined peer group (the Peer Group), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $6.6 million. The payout of shares on the vesting date are as follows based on

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs
Activity related to the Company’s non-vested restricted stock grants for the three months ended March 31, 2023 is presented below (in thousands, except per share data):

	Number of Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2022	2,261	$23.90
Granted	777	$17.25
Vested	(380)	$23.71
Forfeited	(46)	$24.03
Non-vested balance, March 31, 2023	2,612	$21.79
Equity-Based Compensation Expense
The Company recorded equity-based compensation expense of $5.9 million during the three months ended March 31, 2023, of which $4.6 million and $1.3 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $5.5 million during the three months ended March 31, 2022, of which $3.6 million and $1.9 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. At March 31, 2023, there was $41.0 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.1 years.
(11)    Earnings Per Share
Earnings Per Share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net income (loss) per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive common stock.
The Company’s potentially dilutive securities during the periods presented below include potential common shares related to outstanding warrants, unvested restricted stock, outstanding stock options and outstanding preferred stock. Refer to Note 10, Stockholders' Equity, for additional discussion of these potential dilutive securities. Diluted net income (loss) per share considers the impact of potentially dilutive securities except when the potential common shares have an antidilutive effect.
Computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended March 31,
	2023	2022
Numerator
Net income attributable to AdaptHealth Corp.	$15,707	$41,750
Less: Earnings allocated to participating securities (1)	1,327	3,537
Net income for basic EPS	$14,380	$38,213
Change in fair value of warrant liability (2)	(21,914)	(26,717)
Net (loss) income for diluted EPS	$(7,534)	$11,496

Denominator (1) (2)
Basic weighted-average common shares outstanding	134,525	134,023
Add: Warrants (2)	1,451	1,462
Add: Stock options	—	2,772
Add: Unvested restricted stock	—	226
Diluted weighted-average common shares outstanding	135,976	138,483

Basic net income per share	$0.11	$0.29
Diluted net (loss) income per share	$(0.06)	$0.08
(1)The Company’s outstanding preferred stock are considered participating securities, thus requiring the two-class method of computing diluted net income (loss) per share. Computation of diluted net income (loss) per share under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
(2)For the three months ended March 31, 2023 and 2022, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net income (loss) per share. The effect of the numerator and denominator adjustments for this derivative instrument is dilutive as a result of the non-cash gains recognized for the change in fair value of this instrument during the periods.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income (loss) per share for the three months ended March 31, 2023 and 2022 because to do so would be antidilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Preferred Stock	12,406	12,406
Stock options	4,962	—
Unvested restricted stock	1,636	290
Total	19,004	12,696
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
The Company has acquired delivery vehicles and patient medical equipment and supplies through multiple finance leases. The finance lease obligations represent the present value of minimum lease payments under the respective agreement, payable monthly at various interest rates.
The following table presents information about the Company’s right-of-use assets and lease liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	Consolidated Balance Sheets Line Item	March 31, 2023	December 31, 2022
Right-of-use (ROU) assets:
Operating lease ROU assets	Operating lease right-of-use assets	$123,023	$129,506
Finance lease ROU assets	Finance lease right-of-use assets	7,403	5,423
Finance lease ROU assets	Equipment and other fixed assets, net	—	103
Total ROU assets		$130,426	$135,032

Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease obligations	$29,711	$30,001
Noncurrent operating lease liabilities	Operating lease obligations, less current portion	97,237	104,394
Total operating lease liabilities		$126,948	$134,395

Finance lease liabilities:
Current finance lease liabilities	Current portion of finance lease obligations	$2,248	$2,211
Noncurrent finance lease liabilities	Finance lease obligations, less current portion	5,338	3,950
Total finance lease liabilities		$7,586	$6,161

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table presents information about lease costs and expenses and sublease income for the three months ended March 31, 2023 and 2022 (in thousands). The amounts below are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$10,474	$9,638
Finance lease costs:
Amortization of ROU assets	$530	$4,461
Other lease costs and income:
Variable leases costs (1)	$6,021	$4,245
Sublease income	$378	$335
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	6.1 years	6.2 years
Finance leases	3.6 years	3.7 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	3.9%	3.9%
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of March 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2023	$37,765	$1,852
2024	29,340	2,225
2025	24,381	2,224
2026	17,161	1,730
2027	11,566	159
Thereafter	35,916	—
Total future undiscounted lease payments	$156,129	$8,190
Less: amount representing interest	(29,181)	(604)
Present value of future lease payments (lease liability)	$126,948	$7,586

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash payments for operating leases	$11,356	$9,581
Financing cash payments for finance leases	$981	$8,156
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,847	$2,627
Finance leases	$2,407	$1,335
(13)    Income Taxes
The Company is subject to U.S. federal, state, and local income taxes. For the three months ended March 31, 2023 and 2022, the Company recorded an income tax benefit of $1.7 million and income tax expense of $5.6 million, respectively.
As of March 31, 2023 and December 31, 2022, the Company had an unrecognized tax benefit of $6.6 million.
Tax Receivable Agreement
AdaptHealth Corp. is party to a Tax Receivable Agreement (TRA) with certain current and former members of AdaptHealth Holdings LLC, a Delaware limited liability company (AdaptHealth Holdings). The TRA provides for the payment by AdaptHealth Corp. of 85% of the tax savings, if any, that AdaptHealth Corp. realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis resulting from two exchanges of common units representing limited liability company interests in AdaptHealth Holdings and shares of Class B Common Stock, par value $0.0001 per share (which, as of July 28, 2021, no longer exists); (ii) certain tax attributes of the corresponding sellers existing prior to an exchange; (iii) imputed interest deemed to be paid by AdaptHealth Corp. as a result of payments it makes under the TRA; and (iv) certain increases in tax basis resulting from payments AdaptHealth Corp. makes under the TRA.
During the three months ended March 31, 2022, the Company recognized an expense of $4.5 million related to changes in the estimated liability related to the TRA as a result of settling the current portion of contingent consideration common shares during that period, which is included in Other loss (income), net in the accompanying consolidated statement of operations.
At March 31, 2023, the Company's liability relating to the TRA was $294.2 million, of which $2.3 million and $291.9 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2022, the Company's liability relating to the TRA was $297.4 million, of which $3.3 million and $294.1 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
developments in the proceedings of such matters. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.
On July 25, 2017, AdaptHealth Holdings was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in the Company’s possession. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, the Company received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. The Company has responded to the EDPA and supplemented its production as requested with any relevant documents in the Company’s possession. During subsequent communications, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by the Company in 2017. The Company produced this information in coordination with the EDPA. The EDPA also raised questions regarding other aspects of ventilator billing. On April 21, 2023, the Company entered into a settlement agreement with the EDPA resolving all allegations and claims related to the investigation without a determination of liability on the part of the Company. In connection with the settlement, the Company made a payment of $5.3 million and was not required to enter into any post-settlement agreements related to the settlement.
In March 2019, prior to its acquisition by the Company, AeroCare Holdings, Inc. (AeroCare) was served with a civil investigative demand (CID) issued by the United States Attorney for the Western District of Kentucky (WDKY). The CID seeks to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY has requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare has cooperated with the WDKY and has produced documents and provided explanations of its billing practices. In September 2020, the WDKY indicated the investigation includes alleged violations of the federal False Claims Act and as well as alleged violations of state Medicaid false claims acts in ten states. AeroCare has cooperated fully with the investigation and has indicated to the WDKY that concerns raised do not accurately identify Medicare coverage criteria and that state Medicaid coverage requirements generally do not provide for separate reimbursement for portable gaseous oxygen contents in the circumstances at issue. On June 23, 2022, the complaint filed in connection with this investigation was dismissed by the United States District Court in the Western District of Kentucky with the consent of the WDKY.
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
On July 15, 2022, the court entered a scheduling order providing for, inter alia, a schedule for completing class certification discovery, as well as setting a briefing schedule for motions for class certification. Pursuant to the scheduling order, Lead Plaintiffs filed their motion for class certification on July 28, 2022. On December 12, 2022, the court entered an amended scheduling order with respect to class certification discovery and remaining briefing on Lead Plaintiffs’ motion for class certification. Pursuant to the amended scheduling order, the defendants filed their opposition to Lead Plaintiffs’ motion

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
for class certification on March 30, 2023; and Lead Plaintiffs’ reply is due to be filed on May 22, 2023. Oral argument on Lead Plaintiffs’ motion for class certification is scheduled for June 13, 2023.
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
(15)    Related Party Transactions
The Company and one of its executive officers and shareholder own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $2.3 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of March 31, 2023 and December 31, 2022, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was less than 1.0% of the Company’s consolidated net revenue during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of March 31, 2023. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Purchases from this vendor were $11.2 million and $14.0 million, respectively, for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an immaterial outstanding accounts payable balance to this vendor. As of December 31, 2022, the Company had $2.1 million in outstanding accounts payable to this vendor.
A former regional manager of the Company is a shareholder of a business which provides contract labor to the Company. Payments to this service provider were $3.9 million and $4.8 million, respectively, for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the Company had $1.9 million and $2.2 million,

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
respectively, in outstanding accounts payable to this service provider. The regional manager left the Company effective March 31, 2023 via a separation agreement which provides severance and separation benefits, including a pro rata bonus. Also, the Company and the former employee have entered into a short-term consulting agreement whereby the former employee's services will be available to the Company through March 2024.
(16)    Subsequent Events
On May 9, 2023, the Company announced that Stephen Griggs will step down as Chief Executive Officer and a director of the Company by mutual agreement with the Company's board of directors, effective June 30, 2023. The board is working with a leading executive search firm to identify a new CEO and is considering several qualified candidates. Richard Barasch, Chairman of the Board, will serve as interim CEO if a successor to Mr. Griggs is not appointed by the time of his departure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with AdaptHealth Corp.’s (“AdaptHealth” or the “Company”) consolidated financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors”, in our 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023. Certain amounts that appear in this section may not sum due to rounding.
AdaptHealth Corp. Overview
AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of March 31, 2023, AdaptHealth serviced approximately 3.9 million patients annually in all 50 states through its network of approximately 725 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.
Impact of Inflation

Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. The cost to manufacture and distribute the equipment and products that AdaptHealth provides to patients is influenced by the cost of materials, labor, and transportation, including fuel costs. AdaptHealth continues to experience inflationary pressure and higher costs as a result of the increasing cost of materials, labor and transportation. The increase in the cost of equipment and products is due in part to a shortage in the availability of certain products, the higher cost of shipping, and general inflationary cost increases. Additionally, it is not certain that AdaptHealth will be able to pass increased costs onto customers to offset inflationary pressures. Continuing increases in inflation could impact the overall demand for AdaptHealth’s products and services, its costs for labor, equipment and products, and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. In addition, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect AdaptHealth’s financial results. Although there have been increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescriptions, orders and delivery. AdaptHealth has formalized a cost management program and has begun implementing against this plan to drive operating efficiencies and more simplified and scalable business processes. The efforts underway include rationalization of AdaptHealth's real estate footprint, renegotiation of certain supply contracts, and expanded use of more efficient operating models for certain back-office functions. These changes reflect AdaptHealth's continued strategic focus on process standardization and efficiency across the enterprise through technology and related investments. In total, AdaptHealth anticipates this program will result in approximately $40 million of annualized Adjusted EBITDA improvement with a 2023 Adjusted EBITDA impact of approximately $25 million and a cost to achieve of approximately $8 million. In April 2023, AdaptHealth executed against a workforce reduction. In addition, AdaptHealth continues to evaluate all opportunities to rationalize its operating footprint and related cost structure to better align with business needs.
Impact of the COVID-19 Pandemic
Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. Through the CARES Act, the federal government authorized payments that were distributed to healthcare providers through the Public Health and Social Services Emergency Fund ("Provider Relief Fund" or "PRF"). In April 2020, AdaptHealth received distributions of the CARES Act PRF of $17.2 million, and subsequent to April 2020, AdaptHealth completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, AdaptHealth recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses. All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by the U.S. Department of Health and Human Services ("HHS"). As of December 31, 2021, AdaptHealth recognized all of the PRF payments it had received, and the liabilities assumed for PRF payments received from acquired companies, as grant income, as it was determined that AdaptHealth has complied with the terms and conditions associated with the grant. As such, there is no liability recorded in AdaptHealth's consolidated balance sheets relating to the PRF payments.
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
Cost of Net Revenue. Cost of net revenue primarily includes the cost of non-capitalized medical equipment and supplies, distribution expenses, labor costs, facilities and vehicle rental costs, revenue cycle management costs and depreciation for capitalized patient equipment. Distribution expenses represent the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries, benefits and other costs related to drivers and dispatch personnel; and amounts paid to couriers.
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
Factors Affecting AdaptHealth’s Operating Results
AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:
Acquisitions
AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. Refer to Note 3, Acquisitions, included in our interim consolidated financial statements for the three months ended March 31, 2023 included in this Quarterly Report on Form 10-Q for additional information regarding AdaptHealth’s acquisitions.

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

Key Business Metrics
AdaptHealth focuses on net revenue, EBITDA, Adjusted EBITDA and Free Cash Flow as it reviews its performance. Refer to EBITDA, Adjusted EBITDA and Free Cash Flow included in Non-GAAP measures section.
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

	Three Months Ended
	March 31, 2023		March 31, 2022
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep	$213,457	28.7%	$192,335	27.2%
Diabetes	142,544	19.1%	151,359	21.4%
Supplies to the home	46,555	6.3%	39,865	5.6%
Respiratory	7,929	1.1%	8,145	1.2%
HME	28,563	3.8%	30,052	4.3%
Other	53,207	7.1%	54,199	7.7%
Total net sales revenue	$492,255	66.1%	$475,955	67.4%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$80,922	10.9%	$57,938	8.2%
Diabetes	3,831	0.5%	3,946	0.6%
Respiratory	134,723	18.1%	132,580	18.8%
HME	22,341	3.0%	25,725	3.6%
Other	10,554	1.4%	10,059	1.4%
Total net revenue from fixed monthly equipment reimbursements	$252,371	33.9%	$230,248	32.6%

Total net revenue:
Sleep	$294,379	39.6%	$250,273	35.4%
Diabetes	146,375	19.6%	155,305	22.0%
Supplies to the home	46,555	6.3%	39,865	5.6%
Respiratory	142,652	19.2%	140,725	20.0%
HME	50,904	6.8%	55,777	7.9%
Other	63,761	8.5%	64,258	9.1%
Total net revenue	$744,626	100.0%	$706,203	100.0%

Results of Operations
Comparison of Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022.
The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Net revenue	$744,626	100.0%	$706,203	100.0%	$38,423	5.4%
Costs and expenses:
Cost of net revenue	655,396	88.0%	597,122	84.6%	58,274	9.8%
General and administrative expenses	47,521	6.4%	41,444	5.9%	6,077	14.7%
Depreciation and amortization, excluding patient equipment depreciation	15,532	2.1%	16,085	2.3%	(553)	(3.4)%
Total costs and expenses	718,449	96.5%	654,651	92.8%	63,798	9.7%
Operating income	26,177	3.5%	51,552	7.2%	(25,375)	(49.2)%
Interest expense, net	31,955	4.3%	24,776	3.5%	7,179	29.0%
Change in fair value of warrant liability	(21,914)	(2.9)%	(26,717)	(3.8)%	4,803	(18.0)%
Other loss, net	1,175	0.2%	5,660	0.8%	(4,485)	(79.2)%
Income before income taxes	14,961	1.9%	47,833	6.7%	(32,872)	(68.7)%
Income tax (benefit) expense	(1,714)	(0.2)%	5,603	0.8%	(7,317)	(130.6)%
Net income	16,675	2.1%	42,230	5.9%	(25,555)	(60.5)%
Income attributable to noncontrolling interest	968	0.1%	480	0.1%	488	101.7%
Net income attributable to AdaptHealth Corp.	$15,707	2.0%	$41,750	5.8%	$(26,043)	(62.4)%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended March 31,
	Variance 2023 vs. 2022
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Increase from acquisitions	$5,242	0.7%
Increase from non-acquired growth	33,181	4.7%
Total change in net revenue	$38,423	5.4%
Net revenue for the three months ended March 31, 2023 and 2022 was $744.6 million and $706.2 million, respectively, an increase of $38.4 million or 5.4%. The increase in net revenue was driven by non-acquired growth of $33.2 million, and acquisitions, which increased net revenue by $5.2 million. Net revenue from AdaptHealth's sleep business increased by $44.1 million, or 17.6%, for the three months ended March 31, 2023 compared to the prior year period, primarily due to increased patient census and strong patient demand for sleep products, including CPAP resupply products. AdaptHealth's ability to service the patient demand was partially due to it's improved ability to purchase from alternative suppliers certain ventilator, BiPAP, and CPAP devices that were subject to a voluntary recall by Philips Respironics (Philips), which impacted AdaptHealth's ability to purchase these devices from Philips. Net revenue from AdaptHealth's diabetes business decreased by $8.9 million, or 5.7%, for the three months ended March 31, 2023 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, offset by an increase in CGM patient census. As a result, AdaptHealth's diabetes revenue mix has shifted toward certain traditional payors that pays much less than other payor categories. Additionally, the decrease was due to lower net revenue from insulin pumps and supplies as a result of a shift toward integrated pumps being sold to patients through the pharmacy channel as well as the effect from manufacturers bringing their most profitable distribution business in-house.
For the three months ended March 31, 2023, net sales revenue (recognized at a point in time) comprised 66% of total net revenue, compared to 67% of total net revenue for the three months ended March 31, 2022. For the three months ended March 31, 2023, net revenue from fixed monthly equipment reimbursements comprised 34% of total net revenue, compared to 33% of total net revenue for the three months ended March 31, 2022.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Costs of net revenue:
Cost of products and supplies	$311,025	41.8%	$282,593	40.0%	$28,432	10.1%
Salaries, labor and benefits	192,985	25.9%	178,895	25.4%	14,090	7.9%
Patient equipment depreciation	78,281	10.5%	60,945	8.6%	17,336	28.4%
Other operating expenses	54,514	7.3%	58,418	8.3%	(3,904)	(6.7)%
Rent and occupancy	17,252	2.3%	14,356	2.0%	2,896	20.2%
Equity-based compensation	1,339	0.2%	1,915	0.3%	(576)	(30.1)%
Total cost of net revenue	$655,396	88.0%	$597,122	84.6%	$58,274	9.8%
Cost of net revenue for the three months ended March 31, 2023 and 2022 was $655.4 million and $597.1 million, respectively, an increase of $58.3 million or 9.8%. Costs of products and supplies increased by $28.4 million, primarily as a result of increased net sales revenue and general inflationary cost increases. Salaries, labor and benefits increased by $14.1 million, primarily related to increased headcount, higher wages and commissions and workforce wage pressure driven by inflation. Patient equipment depreciation was 10.5% of net revenue in 2023 compared to 8.6% in 2022, primarily as a result of higher medical equipment prices and rental counts.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2023 and 2022 were $47.5 million and $41.4 million respectively, an increase of $6.1 million or 14.7%. This increase is primarily due to higher professional fees including legal operations, accounting, information-technology, and consulting expenses associated with systems implementation activities and post-implementation support services, and higher equity-based compensation expense, offset by lower transaction costs. General and administrative expenses as a percentage of net revenue was 6.4% in the 2023 period, compared to 5.9% in the 2022 period. General and administrative expenses in the 2023 period included $0.2 million of transaction costs, $4.6 million of equity-based compensation expense, and other non-recurring expenses of $7.9 million. General and administrative expenses in the 2022 period included $2.8 million of transaction costs, $3.6 million of equity-based compensation expense, and other non-recurring expenses of $0.4 million.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended March 31, 2023 and 2022 was $15.5 million and $16.1 million, respectively, a decrease of $0.6 million.

Interest Expense, net. Interest expense, net for the three months ended March 31, 2023 and 2022 was $32.0 million and $24.8 million, respectively, an increase of $7.2 million. Interest expense related to AdaptHealth's credit agreement increased by $9.8 million in 2023 compared to 2022 as a result of higher interest rates and higher average outstanding borrowings between the periods. This increase was offset by a reduction in interest expense of $2.6 million related to AdaptHealth's interest rate swap agreements.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying March 31, 2023 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in 2023 and 2022 for the change in the estimated fair value of such liability during the respective periods.
Other Loss, net. Other loss, net for the three months ended March 31, 2023 consisted of expenses associated with legal settlements. Other loss, net for the three months ended March 31, 2022 consisted of a $4.5 million expense related to changes in AdaptHealth's estimated liability relating to the TRA, a $0.8 million loss related to the write-off of an investment, and $0.4 million of net other expenses.
Income Tax (Benefit) Expense. For the three months ended March 31, 2023 and 2022, the Company recorded an income tax benefit of $1.7 million and an income tax expense of $5.6 million, respectively. The decrease in income tax expense was primarily related to lower pre-tax income net of warrant liability fair value adjustments.
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
AdaptHealth defines EBITDA as net income (loss) attributable to AdaptHealth Corp., plus net income (loss) attributable to noncontrolling interests, interest expense, net, income tax expense (benefit), and depreciation and amortization, including patient equipment depreciation.
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity-based compensation expense, transaction costs, change in fair value of the warrant liability, and certain other non-recurring items of expense or income.
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

The following unaudited table presents the reconciliation of net income attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
	(Unaudited)
Net income attributable to AdaptHealth Corp.	$15,707	$41,750
Income attributable to noncontrolling interest	968	480
Interest expense, net	31,955	24,776
Income tax (benefit) expense	(1,714)	5,603
Depreciation and amortization, including patient equipment depreciation	93,813	77,030
EBITDA	140,729	149,639
Equity-based compensation expense (a)	5,916	5,502
Transaction costs (b)	192	3,108
Change in fair value of warrant liability (c)	(21,914)	(26,717)
Other non-recurring expense, net (d)	9,041	6,112
Adjusted EBITDA	$133,964	$137,644
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents transaction costs and expenses related to integration efforts related to acquisitions.
(c)Represents a non-cash gain for the change in the estimated fair value of the warrant liability. Refer to Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2023 and 2022 for additional discussion of such non-cash gain.
(d)The 2023 period consists of $7.1 million of expenses associated with litigation, $1.2 million of consulting expenses associated with systems implementation activities, and $0.7 million of other non-recurring expenses. The 2022 period consists of a $4.5 million expense related to changes in AdaptHealth's estimated liability related to the TRA, $0.5 million of expenses associated with litigation, a $0.8 million loss related to the write-off of an investment, and $0.3 million of net other non-recurring expenses.
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
Liquidity and Capital Resources
AdaptHealth’s principal sources of liquidity are its operating cash flows, borrowings under its credit agreements and other debt arrangements, and proceeds from equity issuances. AdaptHealth has used these funds to meet its capital requirements, which primarily consist of capital expenditures including patient equipment, product and supply costs, salaries, labor, benefits and other employee-related costs, third-party customer service, billing and collections and logistics costs, acquisitions and debt service, and to fund share repurchases. In addition, AdaptHealth has recently implemented operational changes that management believes will improve accounts receivable collections in the future. AdaptHealth’s future capital expenditure requirements will depend on many factors, including its patient volume and revenue growth rates.
AdaptHealth’s capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up.
AdaptHealth believes that its expected operating cash flows, together with its existing cash and amounts available under its existing credit agreement, will continue to be sufficient to fund its operations and growth strategies for at least the next twelve months.
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
As of March 31, 2023, AdaptHealth had approximately $101.4 million of cash.
At March 31, 2023, AdaptHealth had $760 million outstanding under its existing credit facility. In January 2021, AdaptHealth entered into a credit agreement, as amended, (the "2021 Credit Agreement"). The 2021 Credit Agreement consists of a $800 million secured term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5 million beginning June 30, 2021 through March 31, 2023, increasing to $10 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of March 31, 2023, and the date of this filing, there was $25.0 million of outstanding borrowings under the 2021 Revolver. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Secured Overnight Financing Rate ("Term SOFR") (subject to a zero percent floor) equal to Term SOFR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). On March 31, 2023, the Company amended the 2021 Credit Agreement to change the variable interest rate under the agreement to be based on Term SOFR The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.
Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of March 31, 2023.
In August 2021, AdaptHealth LLC issued $600 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. The 5.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.00%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100%

of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, AdaptHealth LLC issued $500 million aggregate principal amount of 4.625% senior unsecured notes (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. The 4.625% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, and (iii) February 1, 2026 and thereafter is 100.00% in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In July 2020, AdaptHealth LLC issued $350 million aggregate principal amount of 6.125% senior unsecured notes (the “6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021. The 6.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 6.125% Senior Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the 6.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 6.125% Senior Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the 6.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
As of March 31, 2023 and December 31, 2022, AdaptHealth had working capital of $122.2 million and $129.1 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.
Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
	(unaudited)
Net cash provided by operating activities	$140,248	$66,451
Net cash used in investing activities	(89,567)	(80,098)
Net cash provided by (used in) financing activities	4,448	(16,552)
Net increase (decrease) in cash	55,129	(30,199)
Cash at beginning of period	46,272	149,627
Cash at end of period	$101,401	$119,428
Net cash provided by operating activities for the three months ended March 31, 2023 and 2022 was $140.2 million and $66.5 million, respectively, an increase of $73.8 million. The increase was the result of a $25.6 million reduction in net income, a net increase of $17.0 million in non-cash charges, primarily from depreciation and amortization, the change in the estimated fair value of the warrant liability, and deferred income taxes, and a net $82.4 million increase resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $89.6 million and $80.1 million, respectively. The use of funds in the 2023 period consisted of 89.1 for equipment and other fixed asset purchases and $0.5 million for business acquisitions. The use of funds in the 2022 period consisted of $77.2 million for equipment and other fixed asset purchases and $2.9 million for business acquisitions.
Net cash provided by financing activities for the three months ended March 31, 2023 was $4.4 million, compared to net cash used in financing activities of $16.6 million for the three months ended March 31, 2022. Net cash provided by financing activities for the 2023 period consisted of borrowings of long-term debt of $50.0 million and proceeds of $1.0 million in connection with the employee stock purchase plan, offset by repayments of $31.0 million on long-term debt and finance lease obligations, payments of $9.2 million for Common Stock purchases under a share repurchase program, payments of $3.2 million in connection with the Company's liability relating to the TRA, payments of $2.5 million for tax withholdings associated with equity-based compensation, and payments of $0.7 million for deferred purchase price in connection with acquisitions. Net cash used in financing activities for the three months ended March 31, 2022 consisted of repayments of $13.2 million on long-term debt and finance lease obligations, payments of $3.6 million for deferred purchase price in connection with acquisitions, and payments of $1.3 million for tax withholdings associated with equity-based compensation and stock option exercises, offset by proceeds of $0.8 million in connection with the employee stock purchase plan and proceeds of $0.7 million relating to stock option exercises.
Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow, which is a non-GAAP measure, for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
	(Unaudited)
Net cash provided by operating activities	$140,248	$66,451
Purchases of equipment and other fixed assets	(89,120)	(77,166)
Free cash flow	$51,128	$(10,715)
Free cash flow was $51.1 million for the three months ended March 31, 2023 compared to negative free cash flow of $10.7 million for the three months ended March 31, 2022. The increase in free cash flow was primarily due to higher net cash provided by operating activities due to an increase in the source of cash for improved results from operations, offset by an increase in, and timing of, purchases of patient medical equipment for operating requirements.
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

Critical accounting policies and critical estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and critical estimates in relation to its consolidated financial statements include those related to revenue recognition, valuation of accounts receivable (implicit price concession), and valuation of goodwill and long-lived assets. There have been no material changes in the Company’s critical accounting policies and critical estimates as compared to the critical accounting policies and critical estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
On July 25, 2017, AdaptHealth Holdings LLC, a Delaware limited liability company (AdaptHealth Holdings), was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in the Company’s possession. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, the Company received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. The Company has responded to the EDPA and supplemented its production as requested with any relevant documents in the Company’s possession. During subsequent communications, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by the Company in 2017. The Company produced this information in coordination with the EDPA. The EDPA also raised questions regarding other aspects of ventilator billing. On April 21, 2023, the Company entered into a settlement agreement with the EDPA resolving all allegations and claims related to the investigation without a determination of liability on the part of the Company. In connection with the settlement, the Company made a payment of $5.3 million and was not required to enter into any post-settlement agreements related to the settlement.
In March 2019, prior to its acquisition by the Company, AeroCare was served with a civil investigative demand (CID) issued by the United States Attorney for the Western District of Kentucky (WDKY). The CID seeks to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY has requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare has cooperated with the WDKY and has produced documents and provided explanations of its billing practices. In September 2020, the WDKY indicated the investigation includes alleged violations of the federal False Claims Act and as well as alleged violations of state Medicaid false claims acts in ten states. AeroCare has cooperated fully with the investigation and has indicated to the WDKY that concerns raised do not accurately identify Medicare coverage criteria and that state Medicaid coverage requirements generally do not provide for separate reimbursement for portable gaseous oxygen contents in the circumstances at issue. On June 23, 2022, the complaint filed in connection with this investigation was dismissed by the United States District Court in the Western District of Kentucky with the consent of the WDKY.

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
On July 15, 2022, the court entered a scheduling order providing for, inter alia, a schedule for completing class certification discovery, as well as setting a briefing schedule for motions for class certification. Pursuant to the scheduling order, Lead Plaintiffs filed their motion for class certification on July 28, 2022. On December 12, 2022, the court entered an amended scheduling order with respect to class certification discovery and remaining briefing on Lead Plaintiffs’ motion for class certification. Pursuant to the amended scheduling order, the defendants filed their opposition to Lead Plaintiffs’ motion for class certification on March 30, 2023; and Lead Plaintiffs’ reply is due to be filed on May 22, 2023. Oral argument on Lead Plaintiffs’ motion for class certification is scheduled for June 13, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2021 Credit Agreement. The interest accrued on our debt borrowings is based on a variable rate which is tied to the Secured Overnight Financing Rate plus an applicable margin and therefore is exposed to changes in interest rates. As of March 31, 2023, there was $760.0 million outstanding under the 2021 Term Loan, $25.0 million outstanding under the 2021 Revolver, $17.4 million outstanding under letters of credit, and additional availability under the 2021 Revolver, net of letters of credit outstanding, was $407.6 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as further described below in Management’s Report on Internal Control Over Financial Reporting.
As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management identified material weaknesses in internal control over financial reporting relating to an insufficient complement of resources to complete risk assessment which resulted in a lack of implementation and ineffectiveness of both process level controls in substantially all processes and the general information technology controls that support our financial statements and reporting.
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
Remediation of Previously Reported Material Weaknesses in Internal Control Over Financing Reporting
With respect to the material weaknesses identified in 2022, management continues to take steps to remediate such material weaknesses, including (1) establishing an executive steering committee to monitor the remediation of the material weaknesses identified, (2) expanding the number of executive management and third-party consultants with expertise in process mapping and internal controls; (3) completing an entity wide risk assessment including process mapping for each of the Company’s business cycles to identify relevant process risk points, service and sub-service organizations, information technology systems and information used in the operation of controls, (4) identifying manual and automated controls responsive to the process risk points for a majority of these processes, and (5) implementing an enterprise resource planning system in the first quarter of 2022 which facilitates improved review of the Company’s business processes and review and approval of journal entries. While management has completed the risk assessment to identify controls, the material weaknesses cannot be considered remediated until the enhanced controls have been fully implemented and determined to be operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Commitments and Contingencies”.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
The following table shows information with respect to purchases of our Common Stock made during the three months ended March 31, 2023 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar amount remaining that may be used to purchase shares under the plans or programs (in thousands) (1)
January 1 - 31, 2023	—	$—	—	$186,008
February 1 - 28, 2023	—	$—	—	$186,008
March 1 - 31, 2023	631,953	$14.60	631,953	$176,783
Total	631,953		631,953
(1)The Company’s board of directors authorized a share repurchase program for up to $200 million of the Company’s Common Stock through December 31, 2023. Shares may be repurchased from time to time on the open market, through privately negotiated transactions or otherwise, as permitted under Exchange Act Rule 10b-18. The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
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

10.1*
Third Amendment dated as of March 31, 2023 to the Credit Agreement, dated as of January 20, 2021, among AdaptHealth LLC, the guarantors named therein, Regions Bank as administrative agent and collateral agent and the lenders party thereto.

10.2†*	Offer Letter, dated as of January 15, 2018, by and between the Company and Christopher J. Joyce.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104 ***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

AdaptHealth Corp.

May 9, 2023	By:	/s/ Stephen P. Griggs
Stephen P. Griggs
Chief Executive Officer and Director
(Principal Executive Officer)

May 9, 2023	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

May 9, 2023	By:	/s/ Christine Archbold
Christine Archbold
Chief Accounting Officer
(Principal Accounting Officer)