Form 10-Q
period 2023-06-30
AdaptHealth Corp.
filed 2023-08-08
CIK 1725255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, there were 136,106,010 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$45,126	$46,272
Accounts receivable	365,708	359,146
Inventory	114,882	127,754
Prepaid and other current assets	42,572	52,136
Total current assets	568,288	585,308
Equipment and other fixed assets, net	504,356	487,079
Operating lease right-of-use assets	117,798	129,506
Finance lease right-of-use assets	14,819	5,423
Goodwill	3,552,311	3,545,297
Identifiable intangible assets, net	142,774	162,773
Other assets	22,175	22,415
Deferred tax assets	280,491	281,786
Total Assets	$5,203,012	$5,219,587
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$337,700	$337,498
Current portion of long-term debt	40,000	35,000
Current portion of operating lease obligations	29,579	30,001
Current portion of finance lease obligations	4,246	2,211
Contract liabilities	34,748	31,641
Other liabilities	11,705	19,863
Total current liabilities	457,978	456,214
Long-term debt, less current portion	2,135,624	2,153,267
Operating lease obligations, less current portion	93,241	104,394
Finance lease obligations, less current portion	10,638	3,950
Other long-term liabilities	302,683	305,501
Warrant liability	15,777	38,503
Total Liabilities	3,015,941	3,061,829
Commitments and contingencies (note 14)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 134,517,446 and 134,435,119 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1	1
Treasury stock, at cost (1,382,788 and 750,835 shares at June 30, 2023 and December 31, 2022, respectively)	(23,216)	(13,992)
Additional paid-in capital	2,139,820	2,130,148
Retained earnings	55,979	26,295
Accumulated other comprehensive income	8,342	8,693
Total stockholders' equity attributable to AdaptHealth Corp.	2,180,939	2,151,158
Noncontrolling interest in subsidiary	6,132	6,600
Total Stockholders' Equity	2,187,071	2,157,758
Total Liabilities and Stockholders' Equity	$5,203,012	$5,219,587
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$793,286	$727,614	$1,537,912	$1,433,817
Costs and expenses:
Cost of net revenue	673,397	610,011	1,328,793	1,207,133
General and administrative expenses	50,078	42,548	97,599	83,992
Depreciation and amortization, excluding patient equipment depreciation	15,549	15,877	31,081	31,962
Total costs and expenses	739,024	668,436	1,457,473	1,323,087
Operating income	54,262	59,178	80,439	110,730
Interest expense, net	32,552	25,608	64,507	50,384
Change in fair value of warrant liability (note 10)	(812)	8,208	(22,726)	(18,509)
Other loss, net	2,082	1,262	3,257	6,922
Income before income taxes	20,440	24,100	35,401	71,933
Income tax expense	5,399	8,853	3,685	14,456
Net income	15,041	15,247	31,716	57,477
Income attributable to noncontrolling interest	1,064	1,215	2,032	1,695
Net income attributable to AdaptHealth Corp.	$13,977	$14,032	$29,684	$55,782

Weighted average common shares outstanding - basic	134,295	134,332	134,409	134,178
Weighted average common shares outstanding - diluted	136,233	137,015	138,000	138,335

Basic net income per share (note 11)	$0.10	$0.10	$0.20	$0.38
Diluted net income per share (note 11)	$0.09	$0.09	$0.03	$0.24

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$15,041	$15,247	$31,716	$57,477
Other comprehensive income (loss):
Gain (loss) on interest rate swap agreements, inclusive of reclassification adjustment, net of tax	2,454	1,593	(351)	7,591
Comprehensive income	17,495	16,840	31,365	65,068

Income attributable to noncontrolling interest	1,064	1,215	2,032	1,695
Comprehensive income attributable to AdaptHealth Corp.	$16,431	$15,625	$29,333	$63,373
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	134,435	$13	124	$1	751	$(13,992)	$2,130,148	$26,295	$8,693	$6,600	$2,157,758
Equity-based compensation	292	—	—	—	—	—	5,916	—	—	—	5,916
Payments for tax withholdings from restricted stock vesting	—	—	—	—	—	—	(1,883)	—	—	—	(1,883)
Common Stock issued in connection with employee stock purchase plan	53	—	—	—	—	—	1,021	—	—	—	1,021
Shares purchased under share repurchase program	(632)	—	—	—	632	(9,224)	—	—	—	—	(9,224)
Net income	—	—	—	—	—	—	—	15,707	—	968	16,675
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(2,805)	—	(2,805)
Balance, March 31, 2023	134,148	$13	124	$1	1,383	$(23,216)	$2,135,202	$42,002	$5,888	$7,568	$2,167,458
Equity-based compensation	156	—	—	—	—	—	6,847	—	—	—	6,847
Exercise of stock options	214	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(2,229)	—	—	—	(2,229)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,500)	(2,500)
Net income	—	—	—	—	—	—	—	13,977	—	1,064	15,041
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	2,454	—	2,454
Balance, June 30, 2023	134,518	$13	124	$1	1,383	$(23,216)	$2,139,820	$55,979	$8,342	$6,132	$2,187,071

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	133,844	$13	124	$1	—	$—	$2,107,267	$(43,021)	$(2,354)	$4,783	$2,066,689
Equity-based compensation	187	—	—	—	—	—	5,502	—	—	—	5,502
Exercise of stock options	184	—	—	—	—	—	723	—	—	—	723
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(1,269)	—	—	—	(1,269)
Common Stock issued in connection with employee stock purchase plan	31	—	—	—	—	—	753	—	—	—	753
Net income	—	—	—	—	—	—	—	41,750	—	480	42,230
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	5,998	—	5,998
Balance, March 31, 2022	134,246	$13	124	$1	—	$—	$2,112,976	$(1,271)	$3,644	$5,263	$2,120,626
Equity-based compensation	117	—	—	—	—	—	5,720	—	—	—	5,720
Exercise of stock options	43	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(613)	—	—	—	(613)
Shares purchased under share repurchase program	—	—	—	—	199	(3,375)	—	—	—	—	(3,375)
Reclassification of warrant liability to equity for exercised warrants	19	—	—	—	—	—	495	—	—	—	495
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	—	—	—	—	14,032	—	1,215	15,247
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	1,593	—	1,593
Balance, June 30, 2022	134,425	$13	124	$1	199	$(3,375)	$2,118,578	$12,761	$5,237	$4,478	$2,137,693

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$31,716	$57,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	193,109	156,504
Equity-based compensation	12,763	11,222
Change in fair value of warrant liability	(22,726)	(18,509)
Reduction in the carrying amount of operating lease right-of-use assets	16,794	9,530
Reduction in the carrying amount of finance lease right-of-use assets	3,007	—
Deferred income tax expense	1,413	11,975
Change in fair value of interest rate swaps, net of reclassification adjustment	(987)	(1,460)
Amortization of deferred financing costs	2,617	2,617
Other	—	(2,262)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,011)	7,027
Inventory	13,808	18,807
Prepaid and other assets	10,199	10,406
Operating lease obligations	(16,662)	(9,452)
Operating liabilities	(13,473)	(83,958)
Net cash provided by operating activities	226,567	169,924
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(171,730)	(154,340)
Payments for business acquisitions, net of cash acquired	(17,905)	(15,324)
Payments for cost method investments	(128)	(367)
Net cash used in investing activities	(189,763)	(170,031)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	50,000	—
Repayments on long-term debt	(65,000)	(10,000)
Repayments of finance lease liabilities	(3,679)	(12,547)
Payments for shares purchased under share repurchase program	(9,224)	(3,375)
Proceeds from the exercise of stock options	—	723
Proceeds received in connection with employee stock purchase plan	1,021	753
Payments relating to the Tax Receivable Agreement	(3,202)	—
Distributions to noncontrolling interest	(2,500)	(2,000)
Payments for tax withholdings from restricted stock vesting and stock option exercises	(4,366)	(1,882)
Payments of contingent consideration and deferred purchase price from acquisitions	(1,000)	(2,383)
Net cash used in financing activities	(37,950)	(30,711)
Net decrease in cash	(1,146)	(30,818)
Cash at beginning of period	46,272	149,627
Cash at end of period	$45,126	$118,809
Supplemental disclosures:
Cash paid for interest	$62,782	$50,503
Cash paid for income taxes	5,567	9,828
Noncash investing and financing activities:
Equipment acquired under finance lease obligations	$—	$1,335
Unpaid equipment and other fixed asset purchases at end of period	32,942	37,704
Assets subject to operating lease obligations	5,112	4,582
Operating lease obligations	(5,112)	(4,582)
Assets subject to finance lease obligations	12,203	—
Finance lease obligations	(12,203)	—
Deferred purchase price in connection with acquisitions	50	422
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited)

(1)    General Information
AdaptHealth Corp. and subsidiaries ("AdaptHealth" or the "Company"), is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment ("HME"), medical supplies, and related services. AdaptHealth focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea ("OSA"), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors ("CGM") and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors.
As previously disclosed, by mutual agreement with the Company, effective June 30, 2023, Stephen Griggs resigned as Chief Executive Officer and did not stand for reelection as a member of the Company’s Board of Directors (the “Board”) at the Company’s annual meeting. On June 27, 2023, the Company announced the appointment of Crispin Teufel to serve as Chief Executive Officer of the Company effective September 1, 2023. Richard Barasch, Chairman of the Board of the Company, will serve as interim Chief Executive Officer of the Company, effective July 1, 2023 through August 31, 2023.
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
(a)    Basis of Presentation
The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the interim consolidated financial statements include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
receivable (implicit price concession), income taxes, equity-based compensation, warrant liability and long-lived assets, including goodwill and identifiable intangible assets. Actual results could differ from those estimates.
(e)    Valuation of Goodwill
The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized, rather, it is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value and judgment about impairment triggering events. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future. During 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. The Company considered such sustained decrease to represent a triggering event and performed goodwill impairment tests as of March 31, 2023 and June 30, 2023. The Company did not recognize any impairment charges of goodwill during the six months ended June 30, 2023 and 2022. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
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
The Company did not recognize any impairment charges on long-lived assets for the six months ended June 30, 2023 and 2022.
(g)    Equity-based Compensation
The Company accounts for its equity-based compensation in accordance with FASB ASC Topic 718, Compensation Stock Compensation, which establishes accounting for share based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Equity-based compensation expense related to these grants is included within general and administrative expenses and cost of net revenue

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
in the accompanying consolidated statements of operations. The Company measures and recognizes equity-based compensation expense for such awards based on their estimated fair values on the date of grant. For share based awards with service only or service and performance conditions, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. For share based awards with only a service condition, equity-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards with performance conditions, equity-based compensation expense is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. If management determines that the performance conditions are no longer probable of achievement, the Company will reverse the previously recognized equity-based compensation expense in the period of determination. For awards with market conditions, the grant-date fair value is estimated using a monte-carlo simulation analysis, which is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period regardless of whether or the extent to which the awards ultimately vest. Refer to Note 10, Stockholders’ Equity, for additional information regarding the Company’s equity-based compensation expense.
(h)    Business Segment
The Company’s chief operating decision-makers are its Interim Chief Executive Officer and President, who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-makers, or anyone else, for any planning, strategy and key decision-making regarding operations. The corporate office is responsible for contract negotiation with vendors and payors, corporate compliance with healthcare laws and regulations, and revenue cycle management, among other corporate supporting functions. Accordingly, the Company has a single reportable segment and operating segment structure.
(i)    Accounting for Leases
The Company accounts for its leases in accordance with FASB Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) (ASC 842). ASC 842 requires the Company to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use ("ROU") asset on its consolidated balance sheet for most leases, and disclose key information about leasing arrangements. ASC 842 applies to a number of arrangements to which the Company is a party.
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
(j)    Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform ("Topic 848"), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under U.S. GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2024, with early adoption permitted, and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The Company adopted this standard during the six months ended June 30, 2023, which did not have a material impact on its consolidated financial statements and related disclosures.
(2)    Revenue Recognition and Accounts Receivable
Revenue Recognition
The Company generates revenues for services and related products that the Company provides to patients for home medical equipment, related supplies, and other items. The Company’s revenues are recognized in the period in which services

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of sleep therapy equipment supplies (including CPAP resupply products), home medical equipment and related supplies (including wheelchairs, hospital beds and infusion pumps), diabetic medical devices and supplies (including continuous glucose monitors ("CGM") and insulin pumps), and other HME products and supplies are recognized when control of the promised good or service is transferred to customers, which is generally upon shipment for direct to consumer medical devices and supplies and upon delivery to the home for home medical equipment.
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
The composition of net revenue by payor type for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Insurance	$474,828	$436,179	$911,612	$857,069
Government	209,662	196,338	398,509	377,988
Patient pay	108,796	95,097	227,791	198,760
Net revenue	$793,286	$727,614	$1,537,912	$1,433,817

The composition of net revenue by core service lines for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales revenue:
Sleep	$215,849	$194,693	$429,306	$387,028
Diabetes	165,021	162,259	307,565	313,618
Supplies to the home	48,323	43,881	94,878	83,746
Respiratory	8,191	7,891	16,120	16,036
HME	27,237	30,313	55,800	60,365
Other	57,012	53,617	110,219	107,816
Total net sales revenue	$521,633	$492,654	$1,013,888	$968,609

Net revenue from fixed monthly equipment reimbursements:
Sleep	$86,783	$65,661	$167,705	$123,599
Diabetes	3,886	4,034	7,717	7,980
Respiratory	145,889	128,865	280,612	261,445
HME	23,974	25,547	46,315	51,272
Other	11,121	10,853	21,675	20,912
Total net revenue from fixed monthly equipment reimbursements	$271,653	$234,960	$524,024	$465,208

Total net revenue:
Sleep	$302,632	$260,354	$597,011	$510,627
Diabetes	168,907	166,293	315,282	321,598
Supplies to the home	48,323	43,881	94,878	83,746
Respiratory	154,080	136,756	296,732	277,481
HME	51,211	55,860	102,115	111,637
Other	68,133	64,470	131,894	128,728
Total net revenue	$793,286	$727,614	$1,537,912	$1,433,817

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
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of June 30, 2023 and December 31, 2022, the Company’s unbilled accounts receivable was $37.4 million and $38.6 million, respectively.
(3)    Acquisitions
During the six months ended June 30, 2023 and 2022, the Company completed certain acquisitions to strengthen its current market share in existing markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the six months ended June 30, 2023 is expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as final analysis of valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized.
Six Months Ended June 30, 2023
During the six months ended June 30, 2023, the Company acquired 100% of the equity interests of three providers of home medical equipment ("HME") and acquired certain assets of the home medical equipment businesses of two providers of HME. The following table summarizes the consideration paid at closing for all acquisitions during the six months ended June 30, 2023 (in thousands):

Cash	$18,173
Deferred payments	50
Total	$18,223

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which is preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the six months ended June 30, 2023 was allocated as follows during the period (in thousands):

Cash	$268
Accounts receivable	1,798
Inventory	1,001
Prepaid and other current assets	10
Equipment and other fixed assets	9,863
Operating lease right-of-use assets	5,506
Finance lease right-of-use assets	200
Goodwill	6,796
Accounts payable and accrued expenses	(667)
Other current liabilities	(846)
Operating lease liabilities	(5,506)
Finance lease liabilities	(200)
Net assets acquired	$18,223
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
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the six months ended June 30, 2022 was allocated as follows during that period (in thousands):

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
Net revenue and operating income in the period of acquisition since the respective acquisition dates for the acquisitions described above were immaterial for the three and six months ended June 30, 2023 and 2022.
(4)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023	December 31, 2022
Patient medical equipment	$802,119	$747,985
Computers and Software	86,862	70,897
Delivery vehicles	43,048	35,326
Other	20,056	16,059
	952,085	870,267
Less accumulated depreciation	(447,729)	(383,188)
	$504,356	$487,079
For the three months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $89.3 million and $69.4 million. For the six months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $173.1 million and $136.5 million, respectively.
(5)    Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the six months ended June 30, 2023 was as follows (in thousands):

Gross carrying amount
Balance at December 31, 2022	$3,545,297
Goodwill from acquisitions	6,796
Net increase relating to measurement period adjustments	218
Balance at June 30, 2023	$3,552,311
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
During 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. The Company considered such sustained decrease to represent a triggering event and performed goodwill impairment tests as of March 31, 2023 and June 30, 2023. Based on the results of these tests, it was concluded that the estimated fair value of the Company’s reporting unit was greater than its carrying value, as such, the Company did not recognize a goodwill impairment charge during the periods ended March 31, 2023 or June 30, 2023. While the Company's goodwill impairment test did not result in an impairment charge, based on the results of such tests, the excess of the estimated fair value of the Company's reporting unit over its carrying value was less than 20% of such carrying value. If in future

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
periods the Company were to experience a further decline in its market capitalization or expected results for a sustained period of time, the Company may be required to perform an additional goodwill impairment test at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $31,907	$80,893	7.1
Payor contracts, net of accumulated amortization of $24,116	57,884	7.1
Contractual rental agreements, net of accumulated amortization of $52,723	1,477	0.3
Developed technology, net of accumulated amortization of $3,780	2,520	2.0
Identifiable intangible assets, net	$142,774

	December 31, 2022
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $25,498	$87,302	7.5
Payor contracts, net of accumulated amortization of $20,016	61,984	7.6
Contractual rental agreements, net of accumulated amortization of $43,863	10,337	0.8
Developed technology, net of accumulated amortization of $3,150	3,150	2.5
Identifiable intangible assets, net	$162,773
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $10.0 million and $20.0 million for the three and six months ended June 30, 2023, respectively, and was $10.0 million and $20.0 million for the three and six months ended June 30, 2022, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending June 30,
2024	$23,753
2025	22,217
2026	20,119
2027	18,384
2028	17,936
Thereafter	40,365
Total	$142,774
The Company did not recognize any impairment charges related to identifiable intangible assets during the six months ended June 30, 2023 and 2022.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(6)    Fair Value of Assets and Liabilities
FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by ASC 820, are as follows:

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
The following table presents the valuation of the Company’s financial assets and liabilities as of June 30, 2023 and December 31, 2022 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of June 30, 2023 and December 31, 2022. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
June 30, 2023
Assets
Interest rate swap agreements-short term	$—	$6,423	$—
Interest rate swap agreements-long term	—	3,568	—
Total assets measured at fair value	$—	$9,991	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$7,500
Warrant liability	—	—	15,777
Total liabilities measured at fair value	$—	$—	$23,277

(in thousands)	Level 1	Level 2	Level 3
December 31, 2022
Assets
Interest rate swap agreements-short term	$—	$5,748	$—
Interest rate swap agreements-long term	—	3,728	—
Total assets measured at fair value	$—	$9,476	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$7,500
Warrant liability	—	—	38,503
Total liabilities measured at fair value	$—	$—	$46,003
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Acquisition-Related Contingent Consideration
The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income in the Company’s consolidated statements of operations. At June 30, 2023 and December 31, 2022, contingent consideration liabilities of $7.5 million and $7.5 million were included in other current liabilities, respectively, in the accompanying consolidated balance sheets. A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the six months ended June 30, 2023 and 2022 is as follows (in thousands):

Six Months Ended June 30, 2023	Beginning Balance	Payments	Change in Fair Value	Ending Balance
Contingent consideration - Level 3 liabilities	$7,500	$—	$—	$7,500
Six Months Ended June 30, 2022
Contingent consideration - Level 3 liabilities	$20,300	$(3,250)	$238	$17,288
Warrant Liability
The warrant liability represents the estimated fair value of the Company’s outstanding private warrants. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. Refer to Note 10, Stockholders' Equity, for additional discussion of the warrant liability and the material assumptions leveraged for the pricing model.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the six months ended June 30, 2023 and 2022, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(7)    Derivative Instruments and Hedging Activities
The Company records all derivatives on its consolidated balance sheet at fair value. As of June 30, 2023, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). As of December 31, 2022, the

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Company had outstanding interest rate derivatives with third parties in which the Company paid a fixed interest rate and received a rate equal to the one-month LIBOR. During the six months ended June 30, 2023, the Company amended its interest rate swap agreements to change the benchmark rate under the agreements from LIBOR to Term SOFR. As discussed in Note 1(j), General Information - Recently Adopted Accounting Pronouncements, during the six months ended June 30, 2023, the Company adopted ASU No. 2020-04, Reference Rate Reform ("Topic 848"). As a result of the adoption of this standard, the amendments to the Company's interest rate swap agreements did not have an impact on the accounting for such derivative instruments. The notional amount associated with the Company's interest rate swap agreements that were outstanding as of June 30, 2023 was $250 million and have maturity dates in and March 2024 and January 2026. In April 2022, the Company entered into forward-dated interest rate swap agreements with third parties. The purpose of these forward-dated interest rate swap agreements is to ensure that the Company operates within its derivatives policy by maintaining a total notional amount of $250 million under the Company’s outstanding interest rate swap agreements through the maturity date of the Company’s current credit agreement. A portion of these forward-dated interest rate swap agreements became effective in February 2023 and a portion will become effective in March 2024, and mature in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Balance Sheet Location	Asset (Liability)
Prepaid and other current assets	$6,423	$5,748
Other assets	3,568	3,728
Total	$9,991	$9,476
During the three months ended June 30, 2023 and 2022, as a result of the effect of cash flow hedge accounting, the Company recognized a gain, net of tax, of $2.8 million and $2.3 million, respectively, in other comprehensive income. In addition, during the three months ended June 30, 2023 and 2022, $0.4 million and $0.7 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the six months ended June 30, 2023 and 2022, as a result of the effect of cash flow hedge accounting, the Company recognized a gain, net of tax, of $0.6 million and $9.0 million, respectively, in other comprehensive income. In addition, during the six months ended June 30, 2023 and 2022, $1.0 million and $1.4 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.
(8)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$226,533	$222,505
Employee-related accruals	36,651	41,872
Accrued interest	28,968	28,877
Other	45,548	44,244
Total	$337,700	$337,498

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(9)    Debt
The following is a summary of long term-debt as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Secured term loans	$750,000	$765,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(24,376)	(26,733)
	2,175,624	2,188,267
Current portion	(40,000)	(35,000)
Long-term portion	$2,135,624	$2,153,267
In January 2021, the Company entered into a credit agreement, as amended, (the "2021 Credit Agreement"). The 2021 Credit Agreement included borrowings of $800 million under a secured term loan (the "2021 Term Loan"), and $450 million in commitments for revolving credit loans (the 2021 Revolver). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. On March 31, 2023, the Company amended the 2021 Credit Agreement to change the variable interest rate under the agreement to be based on Term SOFR. In connection with the amendment, amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) Term SOFR (subject to a zero percent floor) equal to Term SOFR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined), plus (c) a Term SOFR Adjustment (as defined) of 0.1%. Prior to the March 31, 2023 amendment to the Company's credit agreement, the variable interest rate for amounts borrowed under the 2021 Credit Agreement was based on Adjusted LIBOR. The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.
Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. There were no changes to these restrictive covenants per the March 2023 amendment. The Company was in compliance with all debt covenants as of June 30, 2023.
Secured Term Loans
The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. At June 30, 2023 and December 31, 2022, there was $750 million and $765 million, respectively, outstanding under the 2021 Term Loan. The interest rate under the 2021 Term Loan was 7.25% at June 30, 2023.
Revolving Credit Facility
During the six months ended June 30, 2023, the Company borrowed $50.0 million under the 2021 Revolver, and repaid $50.0 million during the period. At June 30, 2023, there were no outstanding borrowings under the 2021 Revolver. During the six months ended June 30, 2022, the Company had no borrowings under the 2021 Revolver. At June 30, 2023,

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
based on the financial debt covenants under the 2021 Credit Agreement, the maximum borrowings available pursuant to the 2021 Revolver was $124.2 million.
Senior Unsecured Notes
In August 2021, the Company issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the "5.125% Senior Notes"). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. The 5.125% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000% , in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, the Company issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the "4.625% Senior Notes"). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, beginning on August 1, 2021. The 4.625% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, (iii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the "6.125% Senior Notes"). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2021. The 6.125% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 6.125% Senior Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the 6.125% Senior Notes , plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 6.125% Senior Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the 6.125% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Treasury Stock
In May 2022, the Company’s board of directors authorized a share repurchase program for up to $200.0 million of the Company’s Common Stock through December 31, 2023 (the "Share Repurchase Program"). The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Shares of the Company’s Common Stock may be purchased from time to time on the open market, through privately negotiated transactions or otherwise. Purchases of the Company’s Common Stock may be started or stopped at any time without prior notice depending on market conditions and other factors. During the six months ended June 30, 2023 and 2022, the Company purchased 631,953 and 199,418 shares of the Company’s Common Stock for $9.2 million and $3.4 million, respectively, under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders’ equity. As of June 30, 2023, there was $176.8 million remaining that may be used to purchase shares under the Share Repurchase Program.
Warrants
As of June 30, 2023, the Company had 3,871,557 warrants outstanding, which have an expiration date of November 20, 2024. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of Common Stock at a price below its exercise price. There were no warrants exercised during the six months ended June 30, 2023. During the six months ended June 30, 2022, 52,785 warrants were exercised in a cashless transaction resulting in the issuance of 18,667 shares of Common Stock.
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
A reconciliation of the changes in the warrant liability during the six months ended June 30, 2023 and 2022 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2022	$38,503
Change in estimated fair value of the warrant liability	(22,726)
Estimated fair value of warrant liability at June 30, 2023	$15,777

Estimated fair value of warrant liability at December 31, 2021	$57,764
Change in estimated fair value of the warrant liability	(18,509)
Reclassification of warrant liability to equity for exercised warrants	(495)
Estimated fair value of warrant liability at June 30, 2022	$38,760
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. At June 30, 2023, the 2019 Plan permits the grant of up to 10,000,000 shares of Common Stock, subject to certain adjustments and limitations. At June 30, 2023, 1,205,431 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Stock Options
There were no stock options granted during the six months ended June 30, 2023 and 2022. The following table provides the activity regarding the Company’s outstanding stock options during the six months ended June 30, 2023 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2022	2,219	$3.75	$19.36
Activity - none	—
Outstanding, June 30, 2023	2,219	$3.75	$19.36	5.6 Years
The following table provides the activity for all outstanding stock options during the six months ended June 30, 2023 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2022	4,962	$12.19
Exercised	(559)	$4.38
Outstanding, June 30, 2023	4,403	$13.18	5.4 Years
During the six months ended June 30, 2023, 559,071 stock options were exercised on a cashless basis resulting in the issuance of 213,852 shares of the Company's Common Stock. During the six months ended June 30, 2022, 115,732 stock options were exercised resulting in $0.7 million of cash proceeds received by the Company and the issuance of 115,732 shares of the Company’s Common Stock. Also, during the six months ended June 30, 2022, 258,352 stock options were exercised on a cashless basis resulting in the issuance of 111,071 shares of the Company’s Common Stock.
Restricted Stock
During the six months ended June 30, 2023, the Company granted 140,556 shares of restricted stock to various employees which vest ratably over the three-year period following the vesting commencement date (which is generally the grant date), subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $2.1 million. During the six months ended June 30, 2023, the Company granted 139,190 shares of restricted stock to its non-employee directors, which vest approximately one year following the grant date. The grant-date fair value of these awards was $1.4 million. During the six months ended June 30, 2023, the Company granted 17,143 shares of restricted stock to its interim CEO, which vest on August 31, 2023. The grant-date fair value of these awards was $0.2 million.
During the six months ended June 30, 2023, the Company granted 327,000 restricted stock units to senior executive management of the Company. These awards vest ratably over the three-year period following the vesting commencement date (February 1, 2023), subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $4.9 million. In addition, during the six months ended June 30, 2023, the Company granted 327,000 shares of performance-vested restricted stock units ("Performance RSUs") to senior executive management of the Company which will vest on the third anniversary of the vesting commencement date (February 1, 2023) subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return ("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards,

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
using a Monte-Carlo simulation analysis, was $6.6 million, which will be recognized as equity-based compensation expense from the date of grant through the third anniversary of the vesting commencement date, regardless of whether or the extent to which the awards ultimately vest. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs
Activity related to the Company’s non-vested restricted stock grants for the six months ended June 30, 2023 is presented below (in thousands, except per share data):

	Number of Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2022	2,261	$23.90
Granted	951	$15.89
Vested	(665)	$21.52
Forfeited	(303)	$28.09
Non-vested balance, June 30, 2023	2,244	$20.52
Equity-Based Compensation Expense
The Company recognized equity-based compensation expense of $6.8 million during the three months ended June 30, 2023, of which $7.7 million is included in general and administrative expenses in the accompanying consolidated statements of operations. The equity-based compensation expense recognized during the three months ended June 30, 2023 includes a net reduction to expense of $0.9 million included in cost of net revenue in the accompanying consolidated statements of operations. As a result of the change in the probability assessment of the vesting of certain unvested shares of restricted stock in which vesting was based on the achievement of a performance condition, during the three months ended June 30, 2023, the Company reversed $2.2 million of previously recognized equity-based compensation expense related to performance conditions no longer deemed probable, which is included in cost of net revenue in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $5.7 million during the three months ended June 30, 2022, of which $3.9 million and $1.8 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $12.8 million during the six months ended June 30, 2023, of which $12.3 million and $0.5 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $11.2 million during the six months ended June 30, 2022, of which $7.5 million and $3.7 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. At June 30, 2023, there was $30.9 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 1.9 years.
As previously disclosed, by mutual agreement with the Company, effective June 30, 2023, Stephen Griggs resigned as Chief Executive Officer of the Company. In connection with Mr. Griggs’ separation, the Company accelerated the vesting of 78,130 unvested stock options and 143,739 unvested shares of restricted stock which were subject to time-based vesting conditions only. In addition, the Company modified the vesting conditions for 159,555 shares of Performance RSU's to allow for vesting based on the achievement of the applicable Relative TSR, but no longer requires continuous employment through the applicable vesting date. In connection with the accelerated vesting and modification, the Company recognized $4.0 million of equity-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2023.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(11)    Earnings Per Share
Earnings Per Share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net income per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive Common Stock.
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
Computations of basic and diluted net income per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income attributable to AdaptHealth Corp.	$13,977	$14,032	$29,684	$55,782
Less: Earnings allocated to participating securities (1)	1,182	1,186	2,508	4,721
Net income for basic EPS	$12,795	$12,846	$27,176	$51,061
Change in fair value of warrant liability (2)	—	—	(22,726)	(18,509)
Net income for diluted EPS	$12,795	$12,846	$4,450	$32,552

Denominator (1) (2)
Basic weighted-average common shares outstanding	134,295	134,332	134,409	134,178
Add: Warrants (2)	—	—	857	1,313
Add: Stock options	833	2,472	1,552	2,597
Add: Unvested restricted stock	1,105	211	1,182	247
Diluted weighted-average common shares outstanding	136,233	137,015	138,000	138,335

Basic net income per share	$0.10	$0.10	$0.20	$0.38
Diluted net income per share	$0.09	$0.09	$0.03	$0.24
(1)The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
(2)For the six months ended June 30, 2023 and 2022, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net income per share. These adjustments are included as the effect of the numerator and denominator adjustments for these derivative instruments is dilutive as a result of the non-cash

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
gains recorded for the change in fair value of these instruments during the periods. For the three months ended June 30, 2023, these adjustments are excluded from the computation of diluted net income per share under the treasury stock method since the warrants were out-of-the money in that period.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income per share for the three and six months ended June 30, 2023 and 2022 because to do so would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Preferred Stock	12,406	12,406	12,406	12,406
Warrants	—	1,168	—	—
Stock options	2,219	468	468	468
Unvested restricted stock	—	391	—	336
Total	14,625	14,433	12,874	13,210
(12)    Leases
The Company leases its operating locations and office facilities under noncancelable lease agreements which expire at various dates through March 2033. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain office facilities on a month-to-month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent.
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
The Company leases certain of its vehicles through finance leases. The finance lease obligations represent the present value of minimum lease payments under the respective agreement, payable monthly at various interest rates.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table presents information about the Company’s right-of-use assets and lease liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	Consolidated Balance Sheets Line Item	June 30, 2023	December 31, 2022
Right-of-use (ROU) assets:
Operating lease ROU assets	Operating lease right-of-use assets	$117,798	$129,506
Finance lease ROU assets	Finance lease right-of-use assets	14,819	5,423
Finance lease ROU assets	Equipment and other fixed assets, net	—	103
Total ROU assets		$132,617	$135,032
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease obligations	$29,579	$30,001
Noncurrent operating lease liabilities	Operating lease obligations, less current portion	93,241	104,394
Total operating lease liabilities		$122,820	$134,395
Finance lease liabilities:
Current finance lease liabilities	Current portion of finance lease obligations	$4,246	$2,211
Noncurrent finance lease liabilities	Finance lease obligations, less current portion	10,638	3,950
Total finance lease liabilities		$14,884	$6,161
The following table presents information about lease costs and expenses and sublease income for the three and six months ended June 30, 2023 and 2022 (in thousands). The amounts below are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$10,598	$9,661	$21,072	$19,299
Finance lease costs:
Amortization of ROU assets	$2,477	$2,165	$3,007	$6,626
Other lease costs and income:
Variable leases costs (1)	$4,538	$4,707	$10,559	$8,952
Sublease income	$409	$348	$787	$683
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	5.9 years	6.2 years
Finance leases	3.7 years	3.7 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	4.1%	3.9%

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of June 30, 2023 (in thousands):

	Operating Leases	Finance Leases
2023 (remaining six months)	$20,749	$3,098
2024	30,847	4,740
2025	25,988	4,439
2026	18,162	3,768
2027	11,780	964
Thereafter	35,119	—
Total future undiscounted lease payments	$142,645	$17,009
Less: amount representing interest	(19,825)	(2,125)
Present value of future lease payments (lease liability)	$122,820	$14,884
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the six months ended June 30, 2023 and 2022, respectively (in thousands):

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash payments for operating leases	$20,847	$19,220
Financing cash payments for finance leases	$3,679	$12,547
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$5,112	$4,582
Finance leases	$12,203	$1,335
(13)    Income Taxes
The Company is subject to U.S. federal, state, and local income taxes. For the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $5.4 million and $8.9 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $3.7 million and $14.5 million, respectively.
As of June 30, 2023 and December 31, 2022, the Company had an unrecognized tax benefit of $6.6 million.
Tax Receivable Agreement
AdaptHealth Corp. is party to a Tax Receivable Agreement ("TRA") with certain current and former members of AdaptHealth Holdings LLC, a Delaware limited liability company ("AdaptHealth Holdings"). The TRA provides for the payment by AdaptHealth Corp. of 85% of the tax savings, if any, that AdaptHealth Corp. realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis resulting from two exchanges of common units representing limited liability company interests in AdaptHealth Holdings and shares of Class B Common Stock, par value $0.0001 per share (which, as of July 28, 2021, no longer exists); (ii) certain tax attributes of the corresponding sellers existing prior to an exchange; (iii) imputed interest deemed to be paid by AdaptHealth Corp. as a result of payments it makes under the TRA; and (iv) certain increases in tax basis resulting from payments AdaptHealth Corp. makes under the TRA.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
At June 30, 2023, the Company's liability relating to the TRA was $294.2 million, of which $2.3 million and $291.9 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2022, the Company's liability relating to the TRA was $297.4 million, of which $3.3 million and $294.1 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
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
On July 25, 2017, AdaptHealth Holdings was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in the Company’s possession. An independent third party was retained by AdaptHealth Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, the Company received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. The Company has responded to the EDPA and supplemented its production as requested with any relevant documents in the Company’s possession. During subsequent communications, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by the Company in 2017. The Company produced this information in coordination with the EDPA. The EDPA also raised questions regarding other aspects of ventilator billing. On April 21, 2023, the Company entered into a settlement agreement with the EDPA resolving all allegations and claims related to the investigation without a determination of liability on the part of the Company. In connection with the settlement, the Company made a payment of $5.3 million, which was fully accrued as of December 31, 2022, and was not required to enter into any post-settlement agreements related to the settlement.
In March 2019, prior to its acquisition by the Company, AeroCare Holdings, Inc. ("AeroCare") was served with a civil investigative demand (CID) issued by the United States Attorney for the Western District of Kentucky ("WDKY"). The CID seeks to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY has requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare has cooperated with the WDKY and has produced documents and provided explanations of its billing practices. In September 2020, the WDKY indicated the investigation includes alleged violations of the federal False Claims Act and as well as alleged violations of state Medicaid false claims acts in ten states. AeroCare has cooperated fully with the investigation and has indicated to the WDKY that concerns raised do not accurately identify Medicare coverage criteria and that state Medicaid coverage requirements generally do not provide for separate reimbursement for portable gaseous oxygen contents in the circumstances at issue. On June 23, 2022, the complaint filed in connection with this investigation was dismissed by the United States District Court in the Western District of Kentucky with the consent of the WDKY.
On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania (the “Complaint”). The Complaint purports to be asserted on behalf of a class of persons

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
On July 15, 2022, the court entered a scheduling order providing for, inter alia, a schedule for completing class certification discovery, as well as setting a briefing schedule for motions for class certification. Pursuant to the scheduling order, Lead Plaintiffs filed their motion for class certification on July 28, 2022. On December 12, 2022, the court entered an amended scheduling order with respect to class certification discovery and remaining briefing on Lead Plaintiffs’ motion for class certification. Pursuant to the amended scheduling order, the defendants filed their opposition to Lead Plaintiffs’ motion for class certification on March 30, 2023, and Lead Plaintiffs filed their reply on May 22, 2023.
On June 7, 2023, the court entered as order staying the Consolidated Class Action pending the outcome of a private mediation between the parties.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(15)    Related Party Transactions
The Company and one of its executive officers and shareholder own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $2.7 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $5.0 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of June 30, 2023 and December 31, 2022, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was less than 1.0% of the Company’s consolidated net revenue during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of June 30, 2023. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Purchases from this vendor were $9.4 million and $15.6 million for the three months ended June 30, 2023 and 2022, respectively, and $20.6 million and $29.6 million, for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had an immaterial outstanding accounts payable balance to this vendor.
A former regional manager of the Company is a shareholder of a business which provides contract labor to the Company. Payments to this service provider were $7.3 million and $5.7 million for the three months ended June 30, 2023 and 2022, respectively, and $11.2 million and $10.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had $0.2 million and $2.2 million, respectively, in outstanding accounts payable to this service provider. The regional manager left the Company effective March 31, 2023 via a separation agreement which provides severance and separation benefits, including a pro rata bonus. Also, the Company and the former employee have entered into a short-term consulting agreement whereby the former employee's services will be available to the Company through March 2024.
(16)    Subsequent Events
The Company evaluated subsequent events for the period from June 30, 2023 through the date that the Company’s interim consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s interim consolidated financial statements or additional disclosure.

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
AdaptHealth Corp. Overview
AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of June 30, 2023, AdaptHealth serviced approximately 4.0 million patients annually in all 50 states through its network of approximately 710 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.
Impact of Inflation

Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. The cost to manufacture and distribute the equipment and products that AdaptHealth provides to patients is influenced by the cost of materials, labor, and transportation, including fuel costs. AdaptHealth continues to experience inflationary pressure and higher costs as a result of the increasing cost of materials, labor and transportation. The increase in the cost of equipment and products is due in part to higher cost of shipping and general inflationary cost increases. Additionally, it is not certain that AdaptHealth will be able to pass increased costs onto customers to offset inflationary pressures. Continuing increases in inflation could impact the overall demand for AdaptHealth’s products and services, its costs for labor, equipment and products, and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. In addition, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect AdaptHealth’s financial results. Although there have been increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescriptions, orders and delivery. In April 2023, AdaptHealth formalized a cost management program and continues to execute against this plan to drive operating efficiencies and more simplified and scalable business processes. These efforts include rationalization of AdaptHealth's real estate footprint, renegotiation of certain supply contracts, and expanded use of more efficient operating models for certain back-office functions. These changes reflect AdaptHealth's continued strategic focus on process standardization and efficiency across the enterprise through technology and related investments. In total, AdaptHealth anticipates this program will result in approximately $40 million of annualized Adjusted EBITDA improvement with a 2023 Adjusted EBITDA impact of approximately $25 million and a cost to achieve of approximately $8 million. In the second quarter of 2023, AdaptHealth executed against a workforce reduction. In addition, AdaptHealth continues to evaluate all opportunities to rationalize its operating footprint and related cost structure to better align with business needs.
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
Factors Affecting AdaptHealth’s Operating Results
AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:
Acquisitions
AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. Refer to Note 3, Acquisitions, included in our interim consolidated financial statements for the three and six months ended June 30, 2023 included in this Quarterly Report on Form 10-Q for additional information regarding AdaptHealth’s acquisitions.
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

Key Business Metrics
AdaptHealth focuses on Net revenue, EBITDA, Adjusted EBITDA and Free Cash Flow as it reviews its performance. Refer to EBITDA, Adjusted EBITDA and Free Cash Flow included in the Non-GAAP measures section below.
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

	Three Months Ended
	June 30, 2023		June 30, 2022
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep	$215,849	27.2%	$194,693	26.8%
Diabetes	165,021	20.8%	162,259	22.3%
Supplies to the home	48,323	6.1%	43,881	6.0%
Respiratory	8,191	1.0%	7,891	1.1%
HME	27,237	3.4%	30,313	4.2%
Other	57,012	7.2%	53,617	7.4%
Total net sales revenue	$521,633	65.8%	$492,654	67.7%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$86,783	10.9%	$65,661	9.0%
Diabetes	3,886	0.5%	4,034	0.6%
Respiratory	145,889	18.4%	128,865	17.7%
HME	23,974	3.0%	25,547	3.5%
Other	11,121	1.4%	10,853	1.5%
Total net revenue from fixed monthly equipment reimbursements	$271,653	34.2%	$234,960	32.3%

Total net revenue:
Sleep	$302,632	38.1%	$260,354	35.8%
Diabetes	168,907	21.3%	166,293	22.9%
Supplies to the home	48,323	6.1%	43,881	6.0%
Respiratory	154,080	19.4%	136,756	18.8%
HME	51,211	6.5%	55,860	7.7%
Other	68,133	8.6%	64,470	8.9%
Total net revenue	$793,286	100.0%	$727,614	100.0%

	Six Months Ended
	June 30, 2023		June 30, 2022
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep	$429,306	27.9%	$387,028	27.0%
Diabetes	307,565	20.0%	313,618	21.9%
Supplies to the home	94,878	6.2%	83,746	5.8%
Respiratory	16,120	1.0%	16,036	1.1%
HME	55,800	3.6%	60,365	4.2%
Other	110,219	7.2%	107,816	7.5%
Total net sales revenue	$1,013,888	65.9%	$968,609	67.6%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$167,705	10.9%	$123,599	8.6%
Diabetes	7,717	0.5%	7,980	0.6%
Respiratory	280,612	18.2%	261,445	18.2%
HME	46,315	3.0%	51,272	3.6%
Other	21,675	1.4%	20,912	1.5%
Total net revenue from fixed monthly equipment reimbursements	$524,024	34.1%	$465,208	32.4%

Total net revenue:
Sleep	$597,011	38.8%	$510,627	35.6%
Diabetes	315,282	20.5%	321,598	22.4%
Supplies to the home	94,878	6.2%	83,746	5.8%
Respiratory	296,732	19.3%	277,481	19.4%
HME	102,115	6.6%	111,637	7.8%
Other	131,894	8.6%	128,728	9.0%
Total net revenue	$1,537,912	100.0%	$1,433,817	100.0%

Results of Operations
Comparison of Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022.
The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Net revenue	$793,286	100.0%	$727,614	100.0%	$65,672	9.0%
Costs and expenses:
Cost of net revenue	673,397	84.9%	610,011	83.8%	63,386	10.4%
General and administrative expenses	50,078	6.3%	42,548	5.8%	7,530	17.7%
Depreciation and amortization, excluding patient equipment depreciation	15,549	2.0%	15,877	2.2%	(328)	(2.1)%
Total costs and expenses	739,024	93.2%	668,436	91.8%	70,588	10.6%
Operating income	54,262	6.8%	59,178	8.2%	(4,916)	(8.3)%
Interest expense, net	32,552	4.1%	25,608	3.5%	6,944	27.1%
Change in fair value of warrant liability	(812)	(0.1)%	8,208	1.1%	(9,020)	(109.9)%
Other loss, net	2,082	0.3%	1,262	0.2%	820	65.0%
Income before income taxes	20,440	2.6%	24,100	3.4%	(3,660)	(15.2)%
Income tax expense	5,399	0.7%	8,853	1.2%	(3,454)	(39.0)%
Net income	15,041	1.9%	15,247	2.2%	(206)	(1.4)%
Income attributable to noncontrolling interest	1,064	0.1%	1,215	0.2%	(151)	(12.4)%
Net income attributable to AdaptHealth Corp.	$13,977	1.8%	$14,032	2.0%	$(55)	(0.4)%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended June 30,
	Variance 2023 vs. 2022
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Increase from non-acquired growth	$63,356	8.7%
Increase from acquisitions	2,316	0.3%
Total change in net revenue	$65,672	9.0%
Net revenue for the three months ended June 30, 2023 and 2022 was $793.3 million and $727.6 million, respectively, an increase of $65.7 million, or 9.0%. The increase in net revenue was driven by non-acquired growth $63.4 million, and acquisitions, which increased revenue by $2.3 million. Net revenue from AdaptHealth's sleep business increased by $42.3 million, or 16.2%, for the three months ended June 30, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. Net revenue from AdaptHealth's respiratory business increased by $17.3 million, or 12.7%, for the three months ended June 30, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. Net revenue from AdaptHealth's diabetes business increased slightly by $2.6 million, or 1.6%, for the three months ended June 30, 2023 compared to the prior year period, primarily due to an increase in CGM patient census, partially offset by a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers. Additionally, there was lower net revenue from insulin pumps and supplies in the 2023 period compared to the 2022 period as a result of a shift toward more pumps being sold to patients through the pharmacy channel as well as the effect from manufacturers bringing additional distribution business in-house.
For the three months ended June 30, 2023, net sales revenue (recognized at a point in time) comprised 66% of total net revenue, compared to 68% of total net revenue for the three months ended June 30, 2022. For the three months ended June 30, 2023, net revenue from fixed monthly equipment reimbursements comprised 34% of total net revenue, compared to 32% of total net revenue for the three months ended June 30, 2022.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Cost of products and supplies	$323,548	40.8%	$288,947	39.7%	$34,601	12.0%
Salaries, labor and benefits	192,328	24.2%	183,334	25.2%	8,994	4.9%
Patient equipment depreciation	83,747	10.6%	63,597	8.7%	20,150	31.7%
Other operating expenses	58,131	7.3%	56,521	7.8%	1,610	2.8%
Rent and occupancy	16,498	2.1%	15,833	2.2%	665	4.2%
Equity-based compensation	(855)	(0.1)%	1,779	0.2%	(2,634)	(148.1)%
Total cost of net revenue	$673,397	84.9%	$610,011	83.8%	$63,386	10.4%
Cost of net revenue for the three months ended June 30, 2023 and 2022 was $673.4 million and $610.0 million, respectively, an increase of $63.4 million or 10.4%. Costs of products and supplies increased by $34.6 million primarily as a result of increased net sales revenue and general inflationary cost increases. Salaries, labor and benefits increased by $9.0 million, primarily related to increased headcount, higher wages and commissions and workforce wage pressure driven by inflation. Patient equipment depreciation was 10.6% of net revenue in the 2023 period compared to 8.7% in the 2022 period, primarily as a result of higher medical equipment prices and rental counts.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2023 and 2022 were $50.1 million and $42.5 million respectively, an increase of $7.5 million or 17.7%. This increase is primarily due to higher professional fees including legal operations, accounting, information-technology, and consulting expenses associated with systems implementation activities and post-implementation support services, and higher equity-based compensation expense, partially offset by lower transaction costs. General and administrative expenses as a percentage of net revenue was 6.3% in the 2023 period, compared to 5.8% in the 2022 period. General and administrative expenses in the 2023 period included $7.7 million of equity-based compensation expense, $0.1 million of transaction costs, and other non-recurring expenses of $9.4 million. General and administrative expenses in the 2022 period included $3.9 million of equity-based compensation expense, $1.8 million of transaction costs, and other non-recurring expenses of $3.1 million.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended June 30, 2023 and 2022 was $15.5 million and $15.9 million, respectively, a decrease of $0.3 million.
Interest Expense, net. Interest expense, net for the three months ended June 30, 2023 and 2022 was $32.6 million and $25.6 million, respectively, an increase of $6.9 million. Interest expense related to AdaptHealth's credit agreement increased by $9.0 million in the 2023 period compared to the 2022 period as a result of higher interest rates, offset by lower average outstanding borrowings in the 2023 period compared to the 2022 period. Interest expense related to the Company's senior unsecured notes increased by $0.2 million in the 2023 period compared to the 2022 period. These increases were offset by a reduction in interest expense of $2.3 million related to AdaptHealth's interest rate swap agreements.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying June 30, 2023 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2023 period and a non-cash charge in the 2022 period for the change in the estimated fair value of such liability during the respective periods.
Other Loss, net. Other loss, net for the three months ended June 30, 2023 consisted of $1.4 million of impairments of operating lease right-of-use assets and $0.7 million of lease termination costs. Other loss, net for the three months ended June 30, 2022 consisted of $1.0 million of expenses associated with legal settlements and $0.3 million of other charges.
Income Tax Expense. Income tax expense for the three months ended June 30, 2023 and 2022 was $5.4 million and $8.9 million, respectively. The decrease in income tax expense was primarily related to lower pre-tax income net of warrant liability fair value adjustments.
Comparison of Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022.
The following table summarizes AdaptHealth’s consolidated results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Net revenue	$1,537,912	100.0%	$1,433,817	100.0%	$104,095	7.3%
Costs and expenses:
Cost of net revenue	1,328,793	86.4%	1,207,133	84.2%	121,660	10.1%
General and administrative expenses	97,599	6.3%	83,992	5.9%	13,607	16.2%
Depreciation and amortization, excluding patient equipment depreciation	31,081	2.0%	31,962	2.2%	(881)	(2.8)%
Total costs and expenses	1,457,473	94.8%	1,323,087	92.3%	134,386	10.2%
Operating income	80,439	5.2%	110,730	7.7%	(30,291)	(27.4)%
Interest expense, net	64,507	4.2%	50,384	3.5%	14,123	28.0%
Change in fair value of warrant liability	(22,726)	(1.5)%	(18,509)	(1.3)%	(4,217)	22.8%
Other loss, net	3,257	0.2%	6,922	0.5%	(3,665)	(52.9)%
Income before income taxes	35,401	2.3%	71,933	5.0%	(36,532)	(50.8)%
Income tax (benefit) expense	3,685	0.2%	14,456	1.0%	(10,771)	(74.5)%
Net income	31,716	2.1%	57,477	4.0%	(25,761)	(44.8)%
Income attributable to noncontrolling interest	2,032	0.1%	1,695	0.1%	337	19.9%
Net income attributable to AdaptHealth Corp.	$29,684	1.9%	$55,782	3.9%	$(26,098)	(46.8)%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Six Months Ended June 30,
	Variance 2023 vs. 2022
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Increase from non-acquired growth	$96,537	6.7%
Increase from acquisitions	7,558	0.5%
Total change in net revenue	$104,095	7.3%
Net revenue for the six months ended June 30, 2023 and 2022 was $1,537.9 million and $1,433.8 million, respectively, an increase of $104.1 million, or 7.3%. The increase in net revenue was driven by non-acquired growth $96.5 million, and acquisitions, which increased revenue by $7.6 million. Net revenue from AdaptHealth's sleep business increased by $86.4 million, or 16.9%, for the six months ended June 30, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. Net revenue from AdaptHealth's respiratory business increased by $19.3 million, or 6.9%, for the three months ended June 30, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. Net revenue from AdaptHealth's diabetes business decreased by $6.3 million, or 2.0%, for the six months ended June 30, 2023 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, partially offset by an increase in CGM patient census. Additionally, the decrease was due to lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel as well as the effect from manufacturers bringing additional distribution business in-house.
For the six months ended June 30, 2023, net sales revenue (recognized at a point in time) comprised 66% of total net revenue, compared to 68% of total net revenue for the six months ended June 30, 2022. For the six months ended June 30, 2023, net revenue from fixed monthly equipment reimbursements comprised 34% of total net revenue, compared to 32% of total net revenue for the six months ended June 30, 2022.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Cost of products and supplies	$634,573	41.3%	$571,540	39.9%	$63,033	11.0%
Salaries, labor and benefits	385,313	25.1%	362,229	25.3%	23,084	6.4%
Patient equipment depreciation	162,028	10.5%	124,542	8.7%	37,486	30.1%
Other operating expenses	112,645	7.3%	114,939	8.0%	(2,294)	(2.0)%
Rent and occupancy	33,750	2.2%	30,189	2.1%	3,561	11.8%
Equity-based compensation	484	—%	3,694	0.2%	(3,210)	(86.9)%
Total cost of net revenue	$1,328,793	86.4%	$1,207,133	84.2%	$121,660	10.1%
Cost of net revenue for the six months ended June 30, 2023 and 2022 was $1,328.8 million and $1,207.1 million, respectively, an increase of $121.7 million or 10.1%. Costs of products and supplies increased by $63.0 million primarily as a result of increased net sales revenue and general inflationary cost increases. Salaries, labor and benefits increased by $23.1 million, primarily related to increased headcount, higher wages and commissions and workforce wage pressure driven by inflation. Patient equipment depreciation was 10.5% of net revenue in the 2023 period compared to 8.7% in the 2022 period, primarily as a result of higher medical equipment prices and rental counts.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2023 and 2022 were $97.6 million and $84.0 million, respectively, an increase of $13.6 million or 16.2%. This increase is primarily due to higher professional fees including legal operations, accounting, information-technology, and consulting expenses associated with systems implementation activities and post-implementation support services, and higher equity-based compensation expense, partially offset by lower transaction costs. General and administrative expenses as a percentage of net revenue was 6.3% in the 2023 period, compared to 5.9% in the 2022 period. General and administrative expenses in the 2023 period included $12.3 million of equity-based compensation expense, $0.3 million of transaction costs, and other non-recurring expenses of $17.3 million. General and administrative expenses in the 2022 period included $7.5 million of equity-based compensation expense, $4.7 million of transaction costs, and other non-recurring expenses of $3.5 million.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the six months ended June 30, 2023 and 2022 was $31.1 million and $32.0 million, respectively, a decrease of $0.9 million.
Interest Expense, net. Interest expense, net for the six months ended June 30, 2023 and 2022 was $64.5 million and $50.4 million, respectively, an increase of $14.1 million. Interest expense related to AdaptHealth's credit agreement increased by $18.8 million in the 2023 period compared to the 2022 period as a result of higher interest rates, offset by lower average outstanding borrowings in the 2023 period compared to the 2022 period. Interest expense related to the Company's senior unsecured notes increased by $0.1 million in the 2023 period compared to the 2022 period. These increases were offset by a reduction in interest expense of $4.8 million related to AdaptHealth's interest rate swap agreements.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying June 30, 2023 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2023 and 2022 periods for the change in the estimated fair value of such liability during the respective periods.
Other Loss, net. Other loss, net for the six months ended June 30, 2023 consisted of $1.2 million expenses associated with legal settlements, $1.4 million of impairments of operating lease right-of-use assets and $0.7 million of lease termination costs. Other loss, net for the six months ended June 30, 2022 consisted of a $4.5 million expense related to changes in AdaptHealth’s estimated TRA liability, $1.0 million of expenses associated with legal settlements, $0.8 million loss related to the write-off of an investment, and $0.6 million of net other expenses.
Income Tax Expense. Income tax expense for the six months ended June 30, 2023 and 2022 was $3.7 million and $14.5 million, respectively. The decrease in income tax expense was primarily related to lower pre-tax income net of warrant liability fair value adjustments.
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
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity‑based compensation expense, transaction costs, change in fair value of the warrant liability, and certain other non-recurring items of expense or income.
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
The following unaudited table presents the reconciliation of net income attributable to AdaptHealth to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
	(Unaudited)
Net income attributable to AdaptHealth Corp.	$13,977	$14,032	$29,684	$55,782
Income attributable to noncontrolling interest	1,064	1,215	2,032	1,695
Interest expense, net	32,552	25,608	64,507	50,384
Income tax expense	5,399	8,853	3,685	14,456
Depreciation and amortization, including patient equipment depreciation	99,296	79,474	193,109	156,504
EBITDA	152,288	129,182	293,017	278,821
Equity-based compensation expense (a)	6,847	5,720	12,763	11,222
Transaction costs (b)	92	2,205	284	5,313
Change in fair value of warrant liability (c)	(812)	8,208	(22,726)	(18,509)
Other non-recurring expense, net (d)	12,630	4,692	21,671	10,804
Adjusted EBITDA	$171,045	$150,007	$305,009	$287,651
Net income attributable to AdaptHealth Corp. as a percentage of net revenue	1.8%	1.9%	1.9%	3.9%
Adjusted EBITDA as a percentage of net revenue	21.6%	20.6%	19.8%	20.1%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents transaction costs and expenses related to integration efforts related to acquisitions.
(c)Represents a non-cash charge or gain for the change in the estimated fair value of the warrant liability. Refer to Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2023 for additional discussion of such non-cash charge or gain.
(d)The 2023 year-to-date period consists of $9.6 million of expenses associated with litigation, $4.9 million of severance charges (of which $2.9 million relates to the separation of the Company's former CEO), $2.6 million of consulting expenses associated with systems implementation activities, $1.4 million of impairments of operating lease right-of-use assets, and $3.2 million of other non-recurring expenses. The 2022 year-to-date period consists of a $4.5 million expense related to changes in AdaptHealth's estimated liability related to its Tax Receivable Agreement, $3.6 million of expenses associated with litigation, a $0.8 million loss related to the write-off of an investment, $0.6 million of lease termination costs, and $1.3 million of net other non-recurring expenses.
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
Liquidity and Capital Resources
AdaptHealth’s principal sources of liquidity are its operating cash flows, borrowings under its credit agreements and other debt arrangements, and proceeds from equity issuances. AdaptHealth has used these funds to meet its capital requirements, which primarily consist of capital expenditures including patient equipment, product and supply costs, salaries, labor, benefits and other employee-related costs, third-party customer service, billing and collections and logistics costs, acquisitions and debt service, and to fund share repurchases. In addition, AdaptHealth continues to make operational changes that management believes will continue to improve accounts receivable collections in the future. AdaptHealth’s future capital expenditure requirements will depend on many factors, including its patient volume and revenue growth rates.
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
As of June 30, 2023, AdaptHealth had approximately $45.1 million of cash.
At June 30, 2023, AdaptHealth had $750 million outstanding under its existing credit facility. In January 2021, AdaptHealth entered into a credit agreement, as amended, (the "2021 Credit Agreement"). The 2021 Credit Agreement consists of a $800 million secured term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5 million beginning June 30, 2021 through March 31, 2023, increasing to $10 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of June 30, 2023, and the date of this filing, there were no outstanding borrowings under the 2021 Revolver. At June 30, 2023, based on the financial debt covenants under the 2021 Credit Agreement, the maximum borrowings available pursuant to the 2021 Revolver was $124.2 million. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Secured Overnight Financing Rate ("Term SOFR") (subject to a zero percent floor) equal to Term SOFR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined), plus (c) a Term SOFR Adjustment (as defined) of 0.1%. On March 31, 2023, the Company amended the 2021 Credit Agreement to change the variable interest rate under the agreement to be based on Term SOFR The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.
Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of June 30, 2023.
At June 30, 2023, AdaptHealth had $1,450.0 million outstanding under its existing unsecured senior notes. In August 2021, AdaptHealth LLC issued $600 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. The 5.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.00%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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
As of June 30, 2023 and December 31, 2022, AdaptHealth had working capital of $110.3 million and $129.1 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
	(unaudited)
Net cash provided by operating activities	$226,567	$169,924
Net cash used in investing activities	(189,763)	(170,031)
Net cash used in financing activities	(37,950)	(30,711)
Net increase (decrease) in cash	(1,146)	(30,818)
Cash at beginning of period	46,272	149,627
Cash at end of period	$45,126	$118,809
Net cash provided by operating activities for the six months ended June 30, 2023 and 2022 was $226.6 million and $169.9 million, respectively, an increase of $56.6 million. The increase was the result of a $25.8 million reduction in net income, a net increase of $33.9 million in non-cash charges, primarily from depreciation and amortization, the change in the estimated fair value of the warrant liability, and deferred income taxes, payments of contingent consideration related to acquisitions of $2.5 million in the 2022 period, and a net $46.0 million increase resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $189.8 million and $170.0 million, respectively. The use of funds in the 2023 period consisted of $171.7 million for equipment and other fixed asset purchases, $17.9 million for business acquisitions, and $0.1 million for other investments. The use of funds in the 2022 period consisted of $154.3 million for equipment and other fixed asset purchases, $15.3 million for business acquisitions, and $0.4 million for other investments.
Net cash used in financing activities for the six months ended June 30, 2023 and 2022 was $38.0 million and $30.7 million, respectively. Net cash used in financing activities for the 2023 period consisted of repayments of $68.7 million on long-term debt and finance lease liabilities payments of $9.2 million for Common Stock purchases under a share repurchase program, payments of $3.2 million in connection with the Company's liability relating to the TRA, payments of $4.4 million for tax withholdings associated with equity-based compensation and stock option exercises, a payment of $2.5 million for a distribution to the noncontrolling interest, and payments of $1.0 million for deferred purchase price in connection with acquisitions, offset by borrowings of long-term debt of $50.0 million and proceeds of $1.0 million in connection with the employee stock purchase plan. Net cash used in financing activities for the six months ended June 30, 2022 consisted of repayments of $22.5 million on long-term debt and finance lease liabilities, payments of 2.4 million for contingent consideration and deferred purchase price in connection with acquisitions, a payment of 3.4 million for Common Stock purchases under a share repurchase program, a payment of $2.0 million for a distribution to the noncontrolling interest, and payments of $1.9 million for tax withholdings associated with equity-based compensation and stock option exercises, offset by proceeds of $0.8 million in connection with the employee stock purchase plan and proceeds of $0.7 million relating to stock option exercises.
Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow, which is a non-GAAP measure, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net cash provided by operating activities	$86,319	$103,473	$226,567	$169,924
Purchases of equipment and other fixed assets	(82,610)	(77,174)	(171,730)	(154,340)
Free cash flow	$3,709	$26,299	$54,837	$15,584

Free cash flow was $3.7 million for the three months ended June 30, 2023 compared to $26.3 million for the three months ended June 30, 2022. The decrease in free cash flow was primarily due to lower net cash provided by operating activities due to a net increase in the use of cash from operating assets and liabilities, primarily from accounts receivable, inventory and accounts payable and accrued expenses, an increase in cash paid for interest, and an increase in, and timing of, purchases of patient medical equipment for operating requirements.
Free cash flow was $54.8 million for the six months ended June 30, 2023 compared to $15.6 million for the six months ended June 30, 2022. The increase in free cash flow was primarily due to higher net cash provided by operating activities due to a net decrease in the use of cash from operating assets and liabilities, primarily from accounts receivable, inventory and accounts payable and accrued expenses, offset by an increase in cash paid for interest, and an increase in, and timing of, purchases of patient medical equipment for operating requirements.
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
On July 25, 2017, AdaptHealth Holdings LLC, a Delaware limited liability company (AdaptHealth Holdings), was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings has cooperated with investigators and, through agreement with the EDPA, has submitted all information requested in the Company’s possession. An independent third party was retained by AdaptHealth

Holdings that identified overpayments and underpayments for ventilator billings related to the payor, and a remittance was sent to reconcile that account. On October 3, 2019, the Company received a follow-up civil investigative demand from the EDPA regarding a document previously produced to the EDPA and patients included in the review by the independent third party. The Company has responded to the EDPA and supplemented its production as requested with any relevant documents in the Company’s possession. During subsequent communications, the EDPA indicated to the Company that the investigation remained ongoing. The EDPA also requested additional information regarding certain patient services and claims refunds processed by the Company in 2017. The Company produced this information in coordination with the EDPA. The EDPA also raised questions regarding other aspects of ventilator billing. On April 21, 2023, the Company entered into a settlement agreement with the EDPA resolving all allegations and claims related to the investigation without a determination of liability on the part of the Company. In connection with the settlement, the Company made a payment of $5.3 million, which was fully accrued as of December 31, 2022, and was not required to enter into any post-settlement agreements related to the settlement.
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
On July 15, 2022, the court entered a scheduling order providing for, inter alia, a schedule for completing class certification discovery, as well as setting a briefing schedule for motions for class certification. Pursuant to the scheduling order, Lead Plaintiffs filed their motion for class certification on July 28, 2022. On December 12, 2022, the court entered an amended scheduling order with respect to class certification discovery and remaining briefing on Lead Plaintiffs’ motion for class certification. Pursuant to the amended scheduling order, the defendants filed their opposition to Lead Plaintiffs’ motion for class certification on March 30, 2023, and Lead Plaintiffs filed their reply on May 22, 2023.
On June 7, 2023, the court entered as order staying the Consolidated Class Action pending the outcome of a private mediation between the parties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2021 Credit Agreement. The interest accrued on our debt borrowings is based on a variable rate which is tied to the Secured Overnight Financing Rate plus an applicable margin and therefore is exposed to changes in interest rates. As of June 30, 2023, there was $750.0 million outstanding under the 2021 Term Loan, no outstanding borrowings under the 2021 Revolver, $21.6 million outstanding under letters of credit, and based on the financial debt covenants under the 2021 Credit Agreement, the maximum borrowings available pursuant to the 2021 Revolver was $124.2 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as further described below in Management’s Report on Internal Control Over Financial Reporting.
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
Remediation of Previously Reported Material Weaknesses in Internal Control Over Financing Reporting
With respect to the material weaknesses identified in 2022, management continues to take steps to remediate such material weaknesses, including (1) implementing a system to provide real time visibility for process and control owners to the remediation of internal control matters, (2) expanding the number of management and third-party consultants with expertise in process mapping and internal controls; (3) completing an entity wide risk assessment including process mapping for each of the Company’s business cycles to identify relevant process risk points, service and sub-service organizations, information technology systems and information used in the operation of controls, (4) identifying manual and automated controls responsive to the process risk points for significant processes, and (5) implementing an enterprise resource planning system in 2022 and continuing implementing additional technology and processes to enhance control environment. While management has completed the risk assessment to identify controls, the material weaknesses cannot be considered remediated until the enhanced controls have been fully implemented and determined to be operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no purchases of our Common Stock made during the three months ended June 30, 2023 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

10.1†
Transition Letter Agreement, between AdaptHealth Corp. and Stephen P. Griggs, dated May 8, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on May 9, 2023).

10.2†
Employment Agreement between AdaptHealth Corp. and Crispin Teufel, dated June 22, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on form 8-K, filed with the SEC on June 27, 2023).

10.3†
Letter Agreement between AdaptHealth Corp. and Richard Barasch, dated June 26, 2023 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on form 8-K, filed with the SEC on June 27, 2023).

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

AdaptHealth Corp.

August 8, 2023	By:	/s/ Richard Barasch
Richard Barasch
Interim Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 8, 2023	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

August 8, 2023	By:	/s/ Christine Archbold
Christine Archbold
Chief Accounting Officer
(Principal Accounting Officer)