Form 10-Q
period 2023-09-30
AdaptHealth Corp.
filed 2023-11-07
CIK 1725255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, there were 136,389,655 shares of the Registrant’s Common Stock issued and outstanding.

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
These forward-looking statements are based on information available to us as of the date they were made, and involve a number of risks and uncertainties which may cause them to turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
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

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$56,143	$46,272
Accounts receivable	370,740	359,146
Inventory	116,332	127,754
Prepaid and other current assets	41,852	52,136
Total current assets	585,067	585,308
Equipment and other fixed assets, net	490,053	487,079
Operating lease right-of-use assets	110,007	129,506
Finance lease right-of-use assets	21,528	5,423
Goodwill	3,041,446	3,545,297
Identifiable intangible assets, net	135,728	162,773
Other assets	22,504	22,415
Deferred tax assets	318,915	281,786
Total Assets	$4,725,248	$5,219,587
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$314,452	$337,498
Current portion of long-term debt	40,000	35,000
Current portion of operating lease obligations	28,736	30,001
Current portion of finance lease obligations	5,947	2,211
Contract liabilities	47,981	31,641
Other liabilities	11,069	19,863
Total current liabilities	448,185	456,214
Long-term debt, less current portion	2,126,803	2,153,267
Operating lease obligations, less current portion	85,700	104,394
Finance lease obligations, less current portion	15,581	3,950
Other long-term liabilities	302,590	305,501
Warrant liability	6,617	38,503
Total Liabilities	2,985,476	3,061,829
Commitments and contingencies (note 14)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 134,991,451 and 134,435,119 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1	1
Treasury stock, at cost (1,382,788 and 750,835 shares at September 30, 2023 and December 31, 2022, respectively)	(23,216)	(13,992)
Additional paid-in capital	2,145,376	2,130,148
(Accumulated deficit) Retained earnings	(398,097)	26,295
Accumulated other comprehensive income	8,408	8,693
Total stockholders' equity attributable to AdaptHealth Corp.	1,732,485	2,151,158
Noncontrolling interest in subsidiary	7,287	6,600
Total Stockholders' Equity	1,739,772	2,157,758
Total Liabilities and Stockholders' Equity	$4,725,248	$5,219,587
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$804,031	$756,495	$2,341,943	$2,190,312
Costs and expenses:
Cost of net revenue	693,488	646,714	2,022,281	1,853,847
General and administrative expenses	45,198	40,681	142,797	124,673
Depreciation and amortization, excluding patient equipment depreciation	14,515	16,151	45,596	48,113
Goodwill impairment (note 5)	511,866	—	511,866	—
Total costs and expenses	1,265,067	703,546	2,722,540	2,026,633
Operating (loss) income	(461,036)	52,949	(380,597)	163,679
Interest expense, net	32,306	28,521	96,813	78,905
Change in fair value of warrant liability (note 10)	(9,160)	1,364	(31,886)	(17,145)
Other loss, net	3,317	257	6,574	7,179
(Loss) income before income taxes	(487,499)	22,807	(452,098)	94,740
Income tax (benefit) expense	(34,578)	5,580	(30,893)	20,036
Net (loss) income	(452,921)	17,227	(421,205)	74,704
Income attributable to noncontrolling interest	1,155	1,105	3,187	2,800
Net (loss) income attributable to AdaptHealth Corp.	$(454,076)	$16,122	$(424,392)	$71,904

Weighted average common shares outstanding - basic	134,825	134,227	134,549	134,186
Weighted average common shares outstanding - diluted	134,982	137,583	135,202	138,599

Basic net (loss) income per share (note 11)	$(3.37)	$0.11	$(3.15)	$0.49
Diluted net (loss) income per share (note 11)	$(3.43)	$0.11	$(3.37)	$0.35

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(452,921)	$17,227	$(421,205)	$74,704
Other comprehensive income (loss):
Gain (loss) on interest rate swap agreements, inclusive of reclassification adjustment, net of tax	66	7,757	(285)	15,348
Comprehensive (loss) income	(452,855)	24,984	(421,490)	90,052

Income attributable to noncontrolling interest	1,155	1,105	3,187	2,800
Comprehensive (loss) income attributable to AdaptHealth Corp.	$(454,010)	$23,879	$(424,677)	$87,252
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	134,435	$13	124	$1	751	$(13,992)	$2,130,148	$26,295	$8,693	$6,600	$2,157,758
Equity-based compensation	292	—	—	—	—	—	5,916	—	—	—	5,916
Payments for tax withholdings from restricted stock vesting	—	—	—	—	—	—	(1,883)	—	—	—	(1,883)
Common Stock issued in connection with employee stock purchase plan	53	—	—	—	—	—	1,021	—	—	—	1,021
Shares purchased under share repurchase program	(632)	—	—	—	632	(9,224)	—	—	—	—	(9,224)
Net income	—	—	—	—	—	—	—	15,707	—	968	16,675
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(2,805)	—	(2,805)
Balance, March 31, 2023	134,148	$13	124	$1	1,383	$(23,216)	$2,135,202	$42,002	$5,888	$7,568	$2,167,458
Equity-based compensation	156	—	—	—	—	—	6,847	—	—	—	6,847
Exercise of stock options	214	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(2,229)	—	—	—	(2,229)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,500)	(2,500)
Net income	—	—	—	—	—	—	—	13,977	—	1,064	15,041
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	2,454	—	2,454
Balance, June 30, 2023	134,518	$13	124	$1	1,383	$(23,216)	$2,139,820	$55,979	$8,342	$6,132	$2,187,071
Equity-based compensation	176	—	—	—	—	—	4,521	—	—	—	4,521
Exercise of stock options	215	—	—	—	—	—	538	—	—	—	538
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(513)	—	—	—	(513)
Common Stock issued in connection with employee stock purchase plan	82	—	—	—	—	—	1,010	—	—	—	1,010
Net income	—	—	—	—	—	—	—	(454,076)	—	1,155	(452,921)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	66	—	66
Balance, September 30, 2023	134,991	$13	124	$1	1,383	$(23,216)	$2,145,376	$(398,097)	$8,408	$7,287	$1,739,772

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	(Accumulated deficit) Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	133,844	$13	124	$1	—	$—	$2,107,267	$(43,021)	$(2,354)	$4,783	$2,066,689
Equity-based compensation	187	—	—	—	—	—	5,502	—	—	—	5,502
Exercise of stock options	184	—	—	—	—	—	723	—	—	—	723
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(1,269)	—	—	—	(1,269)
Common Stock issued in connection with employee stock purchase plan	31	—	—	—	—	—	753	—	—	—	753
Net income	—	—	—	—	—	—	—	41,750	—	480	42,230
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	5,998	—	5,998
Balance, March 31, 2022	134,246	$13	124	$1	—	$—	$2,112,976	$(1,271)	$3,644	$5,263	$2,120,626
Equity-based compensation	117	—	—	—	—	—	5,720	—	—	—	5,720
Exercise of stock options	43	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(613)	—	—	—	(613)
Shares purchased under share repurchase program	—	—	—	—	199	(3,375)	—	—	—	—	(3,375)
Reclassification of warrant liability to equity for exercised warrants	19	—	—	—	—	—	495	—	—	—	495
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	—	—	—	—	14,032	—	1,215	15,247
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	1,593	—	1,593
Balance, June 30, 2022	134,425	$13	124	$1	199	$(3,375)	$2,118,578	$12,761	$5,237	$4,478	$2,137,693
Equity-based compensation	83	—	—	—	—	—	5,562	—	—	—	5,562
Exercise of stock options	99	—	—	—	—	—	665	—	—	—	665
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(808)	—	—	—	(808)
Shares purchased under share repurchase program	—	—	—	—	552	(10,617)	—	—	—	—	(10,617)
Common Stock issued in connection with employee stock purchase plan	47	—	—	—	—	—	863	—	—	—	863
Reclassification of warrant liability to equity for exercised warrants	69	—	—	—	—	—	1,608	—	—	—	1,608
Net income	—	—	—	—	—	—	—	16,122	—	1,105	17,227
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	7,757	—	7,757
Balance, September 30, 2022	134,723	$13	124	$1	751	$(13,992)	$2,126,468	$28,883	$12,994	$5,583	$2,159,950

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(421,205)	$74,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	290,419	248,835
Goodwill impairment	511,866	—
Equity-based compensation	17,284	16,784
Change in fair value of warrant liability	(31,886)	(17,145)
Reduction in the carrying amount of operating lease right-of-use assets	26,309	16,924
Reduction in the carrying amount of finance lease right-of-use assets	3,821	—
Deferred income tax (benefit) expense	(37,033)	18,058
Change in fair value of interest rate swaps, net of reclassification adjustment	(1,394)	(2,202)
Amortization of deferred financing costs	3,926	3,926
Other	350	(2,023)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,043)	2,357
Inventory	12,769	(3,992)
Prepaid and other assets	10,956	4,211
Operating lease obligations	(26,959)	(16,794)
Operating liabilities	(23,780)	(66,696)
Net cash provided by operating activities	325,400	276,947
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(248,816)	(248,511)
Payments for business acquisitions, net of cash acquired	(17,917)	(16,134)
Payments for cost method investments	(128)	(731)
Net cash used in investing activities	(266,861)	(265,376)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	50,000	—
Repayments on long-term debt	(75,000)	(15,000)
Repayments of finance lease liabilities	(4,558)	(14,219)
Payments for shares purchased under share repurchase program	(9,224)	(13,992)
Proceeds from the exercise of stock options	538	1,388
Proceeds received in connection with employee stock purchase plan	2,031	1,616
Payments relating to the Tax Receivable Agreement	(3,202)	—
Distributions to noncontrolling interest	(2,500)	(2,000)
Payments for tax withholdings from restricted stock vesting and stock option exercises	(5,253)	(2,690)
Payments of contingent consideration and deferred purchase price from acquisitions	(1,500)	(5,563)
Net cash used in financing activities	(48,668)	(50,460)
Net increase (decrease) in cash	9,871	(38,889)
Cash at beginning of period	46,272	149,627
Cash at end of period	$56,143	$110,738
Supplemental disclosures:
Cash paid for interest	$113,083	$97,389
Cash paid for income taxes	5,727	10,490
Noncash investing and financing activities:
Equipment acquired under finance lease obligations	$—	$1,335
Unpaid equipment and other fixed asset purchases at end of period	32,481	50,864
Assets subject to operating lease obligations	8,179	5,411
Operating lease obligations	(8,179)	(5,411)
Assets subject to finance lease obligations	19,726	—
Finance lease obligations	(19,726)	—
Deferred purchase price in connection with acquisitions	50	422
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
As previously disclosed, by mutual agreement with the Company, effective June 30, 2023, Stephen Griggs resigned as Chief Executive Officer and did not stand for reelection as a member of the Company’s Board of Directors (the “Board”) at the Company’s annual meeting. As previously disclosed, Richard Barasch, Chairman of the Board of the Company and Interim Chief Executive Officer will continue to serve as Interim Chief Executive Officer until a successor chief executive officer is appointed.
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
(d)    Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and the valuation of accounts

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
receivable (implicit price concession), income taxes and the tax receivable agreement, equity-based compensation, warrant liability, long-lived assets, including goodwill and identifiable intangible assets, and contingencies. Actual results could differ from those estimates.
(e)    Valuation of Goodwill
The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized, rather, it is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value and judgment about impairment triggering events. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future. During the quarters ended March 31, 2023 and June 30, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. The Company considered such sustained decreases to represent a triggering event and performed goodwill impairment tests as of March 31, 2023 and June 30, 2023. During the three months ended September 30, 2023, the Company experienced a further decline in its market capitalization as a result of a sustained decrease in the Company’s stock price and also revised its financial projections. The Company considered these items to represent a triggering event and performed a goodwill impairment test as of September 30, 2023. The Company did not recognize any impairment charges of goodwill during the six months ended June 30, 2023 and the nine months ended September 30, 2022. The Company recognized a non-cash goodwill impairment charge of $511.9 million during the three and nine months ended September 30, 2023. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
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
The Company did not recognize any impairment charges on long-lived assets for the three and nine months ended September 30, 2023 and 2022.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(g)    Equity-based Compensation
The Company accounts for its equity-based compensation in accordance with FASB ASC Topic 718, Compensation Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Equity-based compensation expense related to these grants is included within general and administrative expenses and cost of net revenue in the accompanying consolidated statements of operations. The Company measures and recognizes equity-based compensation expense for such awards based on their estimated fair values on the date of grant. For share-based awards with service only or service and performance conditions, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. For share-based awards with only a service condition, equity-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards with performance conditions, equity-based compensation expense is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. If management determines that the performance conditions are no longer probable of achievement, the Company will reverse the previously recognized equity-based compensation expense in the period of determination. For awards with market conditions, the grant-date fair value is estimated using a monte-carlo simulation analysis, which is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period regardless of whether or the extent to which the awards ultimately vest. Refer to Note 10, Stockholders’ Equity, for additional information regarding the Company’s equity-based compensation expense.
(h)    Business Segment
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for the purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Interim Chief Executive Officer, who reviews financial information on a consolidated level for purposes of allocating resources and evaluating financial performance, and as such, the Company’s operations constitute one operating segment and one reportable segment.
(i)    Accounting for Leases
The Company accounts for its leases in accordance with FASB Accounting Standards Codification Topic 842, Leases (ASC 842). ASC 842 requires the Company to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use ("ROU") asset on its consolidated balance sheet for most leases, and disclose key information about leasing arrangements. ASC 842 applies to a number of arrangements to which the Company is a party.
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
(j)    Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform ("Topic 848"), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under U.S. GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2024, with early adoption permitted, and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The Company adopted this standard during the nine months ended September 30, 2023, which did not have a material impact on its consolidated financial statements and related disclosures.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(2)    Revenue Recognition and Accounts Receivable
Revenue Recognition
The Company generates revenues for services and related products that the Company provides to patients for home medical equipment, related supplies, and other items. The Company’s revenues are recognized in the period in which services and related products are provided to customers and are recorded either at a point in time for the sale of supplies and disposables, over the fixed monthly service period for equipment, or in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements.
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

The Company receives a per member per month (“PMPM”) fee under certain at-risk capitation arrangements, which refers to a model in which the Company receives a PMPM fee from the third-party payor, and is responsible for managing a range of healthcare services and associated costs of its members. In at-risk capitation arrangements, the Company is responsible for the cost of contracted healthcare services required by those members in accordance with the terms of each agreement. Capitated revenue contracts with payors are generally multi-year arrangements and have a single monthly stand ready performance obligation to provide all aspects of necessary medical care to members for the contracted period in accordance with the scope of the agreements. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare services during the contract term. The Company’s revenue recognized under its capitation arrangements is included in the “other” product category in net sales revenue in the table below.
The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial insurance payors for each item of equipment or supply provided to a customer. Revenues are recorded based on the applicable fee schedule. The Company has established a

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
The Company disaggregates net revenue from contracts with customers by payor type and by core product lines. The Company believes that disaggregation of net revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The payment terms and conditions within the Company’s revenue-generating contracts vary by payor type and payor source.
The composition of net revenue by payor type for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Insurance	$486,136	$465,625	$1,397,748	$1,322,694
Government	220,351	198,841	618,860	576,829
Patient pay	97,544	92,029	325,335	290,789
Net revenue	$804,031	$756,495	$2,341,943	$2,190,312

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by core product lines for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales revenue:
Sleep	$227,005	$198,206	$656,311	$585,234
Diabetes	157,328	169,075	464,893	482,693
Supplies to the home	48,349	47,793	143,227	131,539
Respiratory	8,164	9,734	24,284	25,770
HME	27,095	29,463	82,895	89,828
Other	64,184	58,252	174,403	166,068
Total net sales revenue	$532,125	$512,523	$1,546,013	$1,481,132

Net revenue from fixed monthly equipment reimbursements:
Sleep	$88,387	$72,423	$256,092	$196,022
Diabetes	2,609	4,211	10,326	12,191
Respiratory	142,919	130,618	423,531	392,063
HME	25,087	25,482	71,402	76,754
Other	12,904	11,238	34,579	32,150
Total net revenue from fixed monthly equipment reimbursements	$271,906	$243,972	$795,930	$709,180

Total net revenue:
Sleep	$315,392	$270,629	$912,403	$781,256
Diabetes	159,937	173,286	475,219	494,884
Supplies to the home	48,349	47,793	143,227	131,539
Respiratory	151,083	140,352	447,815	417,833
HME	52,182	54,945	154,297	166,582
Other	77,088	69,490	208,982	198,218
Total net revenue	$804,031	$756,495	$2,341,943	$2,190,312
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Revisions in receivable estimates are recognized as an adjustment to net revenue in the period of revision.
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of September 30, 2023 and December 31, 2022, the Company’s unbilled accounts receivable was $44.7 million and $38.6 million, respectively.
(3)    Acquisitions
During the nine months ended September 30, 2023 and 2022, the Company completed certain acquisitions to strengthen its current market share in existing markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the nine months ended September 30, 2023 is expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses as described below are subject to change resulting from such items as final analysis of valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized.
Nine Months Ended September 30, 2023
During the nine months ended September 30, 2023, the Company acquired 100% of the equity interests of three providers of home medical equipment ("HME") and acquired certain assets from two providers of home medical equipment. The following table summarizes the consideration paid at closing for all acquisitions during the nine months ended September 30, 2023 (in thousands):

Cash	$18,173
Deferred payments	50
Total	$18,223
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which is preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the nine months ended September 30, 2023 was allocated as follows during the period (in thousands):

Cash	$256
Accounts receivable	1,798
Inventory	1,413
Prepaid and other current assets	10
Equipment and other fixed assets	9,008
Operating lease right-of-use assets	5,506
Finance lease right-of-use assets	200
Goodwill	7,297
Accounts payable and accrued expenses	(713)
Other current liabilities	(846)
Operating lease liabilities	(5,506)
Finance lease liabilities	(200)
Net assets acquired	$18,223

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Nine Months Ended September 30, 2022
During the nine months ended September 30, 2022, the Company acquired 100% of the equity interests of two providers of HME and acquired certain assets from five providers of home medical equipment.
The following table summarizes the consideration paid at closing for all acquisitions during the nine months ended September 30, 2022 (in thousands):

Cash	$16,477
Deferred payments	422
Total	$16,899
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which was preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the nine months ended September 30, 2022 was allocated as follows during that period (in thousands):

Cash	$155
Accounts receivable	2,206
Inventory	686
Prepaid and other current assets	16
Equipment and other fixed assets	4,502
Goodwill	11,788
Identifiable intangible assets	500
Accounts payable and accrued expenses	(2,820)
Contract liabilities	(134)
Net assets acquired	$16,899
During the nine months ended September 30, 2022, the Company received net cash of $0.2 million relating to working capital and other adjustments associated with businesses that were acquired during 2021, which was recorded as a decrease to goodwill within the respective measurement period.
Net revenue and operating income in the period of acquisition since the respective acquisition dates for the acquisitions described above were immaterial for the three and nine months ended September 30, 2023 and 2022.
(4)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023	December 31, 2022
Patient medical equipment	$776,366	$747,985
Computers and Software	92,208	70,897
Delivery vehicles	43,078	35,326
Other	21,159	16,059
Gross carrying value	932,811	870,267
Less accumulated depreciation	(442,758)	(383,188)
Equipment and other fixed assets, net	$490,053	$487,079

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
For the three months ended September 30, 2023 and 2022, the Company recorded depreciation expense of $90.3 million and $82.4 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded depreciation expense of $263.4 million and $218.9 million, respectively.
(5)    Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the nine months ended September 30, 2023 was as follows (in thousands):

Gross carrying amount
Balance at December 31, 2022	$3,545,297
Goodwill from acquisitions	7,297
Net increase relating to measurement period adjustments	718
Impairment charge	(511,866)
Balance at September 30, 2023	$3,041,446
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
During the quarters ended March 31, 2023 and June 30, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. The Company considered such sustained decreases to represent a triggering event and performed goodwill impairment tests as of March 31, 2023 and June 30, 2023. Based on the results of the tests performed as of those dates, it was concluded that the estimated fair value of the Company’s reporting unit was greater than its carrying value, as such, the Company did not recognize a goodwill impairment charge during the periods ended March 31, 2023 and June 30, 2023. During the three months ended September 30, 2023, the Company experienced a further decline in its market capitalization as a result of a sustained decrease in the Company’s stock price and also revised its financial projections. The Company considered these items to represent a triggering event and performed a goodwill impairment test as of September 30, 2023. Based on the results of the test performed as of that date, it was concluded that the estimated fair value of the Company’s reporting unit was less than its carrying value, as such, the Company recognized a non-cash goodwill impairment charge of $511.9 million during the three and nine months ended September 30, 2023. If in future periods the Company were to experience a further decline in its market capitalization or expected results for a sustained period of time, the Company may be required to perform an additional goodwill impairment test at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
consumed. Identifiable intangible assets consisted of the following at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $35,111	$77,689	6.8
Payor contracts, net of accumulated amortization of $26,166	55,834	6.8
Developed technology, net of accumulated amortization of $4,095	2,205	1.8
Identifiable intangible assets, net	$135,728

	December 31, 2022
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $25,498	$87,302	7.5
Payor contracts, net of accumulated amortization of $20,016	61,984	7.6
Contractual rental agreements, net of accumulated amortization of $43,863	10,337	0.8
Developed technology, net of accumulated amortization of $3,150	3,150	2.5
Identifiable intangible assets, net	$162,773
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $7.0 million and $27.0 million for the three and nine months ended September 30, 2023, respectively, and was $10.0 million and $30.0 million for the three and nine months ended September 30, 2022, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending September 30,
2024	$22,276
2025	21,828
2026	19,617
2027	18,190
2028	17,936
Thereafter	35,881
Total	$135,728
The Company did not recognize any impairment charges related to identifiable intangible assets during the nine months ended September 30, 2023 and 2022.
(6)    Fair Value of Assets and Liabilities
FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
The following table presents the valuation of the Company’s financial assets and liabilities as of September 30, 2023 and December 31, 2022 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of September 30, 2023 and December 31, 2022. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
September 30, 2023
Assets
Interest rate swap agreements-short term	$—	$6,340	$—
Interest rate swap agreements-long term	—	4,147	—
Total assets measured at fair value	$—	$10,487	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$7,850
Warrant liability	—	—	6,617
Total liabilities measured at fair value	$—	$—	$14,467

(in thousands)	Level 1	Level 2	Level 3
December 31, 2022
Assets
Interest rate swap agreements-short term	$—	$5,748	$—
Interest rate swap agreements-long term	—	3,728	—
Total assets measured at fair value	$—	$9,476	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$7,500
Warrant liability	—	—	38,503
Total liabilities measured at fair value	$—	$—	$46,003
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy. Refer to Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Acquisition-Related Contingent Consideration
The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income in the Company’s consolidated statements of operations. At September 30, 2023 and December 31, 2022, contingent consideration liabilities of $7.9 million and $7.5 million were included in other current liabilities, respectively, in the accompanying consolidated balance sheets. A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the nine months ended September 30, 2023 and 2022 is as follows (in thousands):

Nine Months Ended September 30, 2023	Beginning Balance	Payments	Change in Fair Value	Ending Balance
Contingent consideration - Level 3 liabilities	$7,500	$—	$350	$7,850
Nine Months Ended September 30, 2022
Contingent consideration - Level 3 liabilities	$20,300	$(6,250)	$477	$14,527
Warrant Liability
The warrant liability represents the estimated fair value of the Company’s outstanding private warrants. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. Refer to Note 10, Stockholders' Equity, for additional discussion of the warrant liability and the material assumptions leveraged for the pricing model.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the nine months ended September 30, 2023 and 2022, other than the non-cash goodwill impairment charge discussed in Note 5, Goodwill and Identifiable Intangible Assets, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(7)    Derivative Instruments and Hedging Activities
The Company records all derivatives on its consolidated balance sheet at fair value. As of September 30, 2023, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). As of December 31, 2022, the Company had outstanding interest rate derivatives with third parties in which the Company paid a fixed interest rate and received a rate equal to the one-month LIBOR. During the nine months ended September 30, 2023, the Company amended its interest rate swap agreements to change the benchmark rate under the agreements from LIBOR to Term SOFR. As discussed

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
in Note 1(j), General Information - Recently Adopted Accounting Pronouncements, during the nine months ended September 30, 2023, the Company adopted ASU No. 2020-04, Reference Rate Reform ("Topic 848"). As a result of the adoption of this standard, the amendments to the Company's interest rate swap agreements did not have an impact on the accounting for such derivative instruments. The notional amount associated with the Company's interest rate swap agreements that were outstanding as of September 30, 2023 was $250 million and have maturity dates in March 2024 and January 2026. In April 2022, the Company entered into forward-dated interest rate swap agreements with third parties. The purpose of these forward-dated interest rate swap agreements is to ensure that the Company operates within its derivatives policy by maintaining a total notional amount of $250 million under the Company’s outstanding interest rate swap agreements through the maturity date of the Company’s current credit agreement. A portion of these forward-dated interest rate swap agreements became effective in February 2023 and a portion will become effective in March 2024, and mature in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Balance Sheet Location	Asset
Prepaid and other current assets	$6,340	$5,748
Other assets	4,147	3,728
Total	$10,487	$9,476
During the three months ended September 30, 2023 and 2022, as a result of the effect of cash flow hedge accounting, the Company recognized a gain, net of tax, of $0.5 million and $8.5 million, respectively, in other comprehensive income. In addition, during the three months ended September 30, 2023 and 2022, $0.4 million and $0.8 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, as a result of the effect of cash flow hedge accounting, the Company recognized a gain, net of tax, of $1.1 million and $17.5 million, respectively, in other comprehensive income. In addition, during the nine months ended September 30, 2023 and 2022, $1.4 million and $2.2 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.
(8)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$205,098	$222,505
Employee-related accruals	53,273	41,872
Accrued interest	10,051	28,877
Other	46,030	44,244
Total	$314,452	$337,498

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(9)    Debt
The following is a summary of long term-debt as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Secured term loans	$740,000	$765,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(23,197)	(26,733)
	2,166,803	2,188,267
Current portion	(40,000)	(35,000)
Long-term portion	$2,126,803	$2,153,267
In January 2021, the Company entered into a credit agreement, as amended, (the "2021 Credit Agreement"). The 2021 Credit Agreement included borrowings of $800 million under a secured term loan (the "2021 Term Loan"), and $450 million in commitments for revolving credit loans (the "2021 Revolver"). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. On March 31, 2023, the Company amended the 2021 Credit Agreement to change the variable interest rate under the agreement to be based on Term SOFR. In connection with the amendment, amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) Term SOFR (subject to a zero percent floor) equal to Term SOFR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined), plus (c) a Term SOFR Adjustment (as defined) of 0.1%. Prior to the March 31, 2023 amendment to the Company's credit agreement, the variable interest rate for amounts borrowed under the 2021 Credit Agreement was based on Adjusted LIBOR. The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.
Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. There were no changes to these restrictive covenants per the March 2023 amendment. The Company was in compliance with all debt covenants as of September 30, 2023.
Secured Term Loans
The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. At September 30, 2023 and December 31, 2022, there was $740 million and $765 million, respectively, outstanding under the 2021 Term Loan. The interest rate under the 2021 Term Loan was 7.43% at September 30, 2023.
Revolving Credit Facility
During the nine months ended September 30, 2023, the Company borrowed $50.0 million under the 2021 Revolver, and repaid $50.0 million during the period. At September 30, 2023, there were no outstanding borrowings under the 2021 Revolver. During the nine months ended September 30, 2022, the Company had no borrowings under the 2021 Revolver. At

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2023, based on the financial debt covenants under the 2021 Credit Agreement, the maximum borrowings available pursuant to the 2021 Revolver was $144.3 million.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Treasury Stock
In May 2022, the Company’s board of directors authorized a share repurchase program for up to $200.0 million of the Company’s Common Stock through December 31, 2023 (the "Share Repurchase Program"). The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Shares of the Company’s Common Stock may be purchased from time to time on the open market, through privately negotiated transactions or otherwise. Purchases of the Company’s Common Stock may be started or stopped at any time without prior notice depending on market conditions and other factors. During the nine months ended September 30, 2023 and 2022, the Company purchased 631,953 and 750,835 shares of the Company’s Common Stock for $9.2 million and $14.0 million, respectively, under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders’ equity. As of September 30, 2023, there was $176.8 million remaining that may be used to purchase shares under the Share Repurchase Program.
Warrants
As of September 30, 2023, the Company had 3,871,557 warrants outstanding, which have an expiration date of November 20, 2024. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of Common Stock at a price below its exercise price. There were no warrants exercised during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, 184,870 warrants were exercised in cashless transactions resulting in the issuance of 87,553 shares of Common Stock.
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
A reconciliation of the changes in the warrant liability during the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2022	$38,503
Change in estimated fair value of the warrant liability	(31,886)
Estimated fair value of warrant liability at September 30, 2023	$6,617

Estimated fair value of warrant liability at December 31, 2021	$57,764
Change in estimated fair value of the warrant liability	(17,145)
Reclassification of warrant liability to equity for exercised warrants	(2,103)
Estimated fair value of warrant liability at September 30, 2022	$38,516
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. At September 30, 2023, the 2019 Plan permits the grant of up to 10,000,000 shares of Common Stock, subject to certain adjustments and limitations. At September 30, 2023, 1,166,968 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Stock Options
There were no stock options granted during the nine months ended September 30, 2023 and 2022. The following table provides the activity regarding the Company’s outstanding stock options during the nine months ended September 30, 2023 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2022	2,219	$3.75	$19.36
Activity - none	—
Outstanding, September 30, 2023	2,219	$3.75	$19.36	5.3 Years
The following table provides the activity for all outstanding stock options during the nine months ended September 30, 2023 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2022	4,962	$12.19
Exercised	(1,542)	$6.25
Outstanding, September 30, 2023	3,420	$14.86	5.1 Years
During the nine months ended September 30, 2023, 200,000 stock options were exercised resulting in $0.5 million of cash proceeds received by the Company and the issuance of 200,000 shares of the Company’s Common Stock. During the nine months ended September 30, 2023, 1,341,770 stock options were exercised on a cashless basis resulting in the issuance of 228,466 shares of the Company's Common Stock. During the nine months ended September 30, 2022, 194,002 stock options were exercised resulting in $1.4 million of cash proceeds received by the Company and the issuance of 194,002 shares of the Company’s Common Stock. Also, during the nine months ended September 30, 2022, 315,349 stock options were exercised on a cashless basis resulting in the issuance of 131,741 shares of the Company’s Common Stock.
Restricted Stock
During the nine months ended September 30, 2023, the Company granted 286,002 shares of restricted stock to various employees which vest ratably over the three-year period following the vesting commencement date (which is generally the grant date), subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $3.4 million. During the nine months ended September 30, 2023, the Company granted 139,190 shares of restricted stock to its non-employee directors, which vest approximately one year following the grant date. The grant-date fair value of these awards was $1.4 million. During the nine months ended September 30, 2023, the Company granted 30,841 shares of restricted stock to its interim CEO, which vest on the two-month anniversary following the grant date. The grant-date fair value of these awards was $0.3 million.
During the nine months ended September 30, 2023, the Company granted 327,000 restricted stock units to senior executive management of the Company. These awards vest ratably over the three-year period following the vesting commencement date (February 1, 2023), subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $4.9 million. In addition, during the nine months ended September 30, 2023, the Company granted 327,000 shares of performance-vested restricted stock units ("Performance RSUs") to senior executive management of the Company which will vest on the third anniversary of the vesting commencement date (February 1, 2023) subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $6.6 million, which will be recognized as equity-based compensation expense from the date of grant through the third anniversary of the vesting commencement date, regardless of whether or the extent to which the awards ultimately vest. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs
Activity related to the Company’s non-vested restricted stock grants for the nine months ended September 30, 2023 is presented below (in thousands, except per share data):

	Number of Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2022	2,261	$23.90
Granted	1,110	$14.96
Vested	(808)	$21.31
Forfeited	(424)	$26.04
Non-vested balance, September 30, 2023	2,139	$19.68
Equity-Based Compensation Expense
The Company recognized equity-based compensation expense of $4.5 million during the three months ended September 30, 2023, of which $3.5 million and $1.0 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $5.6 million during the three months ended September 30, 2022, of which $4.0 million and $1.6 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $17.3 million during the nine months ended September 30, 2023, of which $15.8 million and $1.5 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $16.8 million during the nine months ended September 30, 2022, of which $11.5 million and $5.3 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. At September 30, 2023, there was $25.2 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 1.8 years.
As previously disclosed, by mutual agreement with the Company, effective June 30, 2023, Stephen Griggs resigned as Chief Executive Officer and did not stand for reelection as a member of the Company's board of directors at the Company's annual shareholder meeting. In connection with Mr. Griggs’ separation, the Company accelerated the vesting of 78,130 unvested stock options and 143,739 unvested shares of restricted stock which were subject to time-based vesting conditions only. In addition, the Company modified the vesting conditions for 159,555 shares of Performance RSU's to allow for vesting based on the achievement of the applicable Relative TSR, but no longer requires continuous employment through the applicable vesting date. In connection with the accelerated vesting and modification, the Company recognized $4.0 million of equity-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2023.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(11)    Earnings Per Share
Earnings Per Share ("EPS") is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net (loss) income per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive Common Stock.
The Company’s potentially dilutive securities include potential common shares related to outstanding warrants, unvested restricted stock, outstanding stock options and outstanding preferred stock. Refer to Note 10, Stockholders' Equity, for additional discussion of these potential dilutive securities.
Diluted net (loss) income per share considers the impact of potentially dilutive securities except when the potential common shares have an antidilutive effect. The Company’s outstanding preferred stock are considered participating securities, thus requiring the two-class method of computing diluted net (loss) income per share. Computation of diluted net (loss) income per share under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
Computations of basic and diluted net income per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net (loss) income attributable to AdaptHealth Corp.	$(454,076)	$16,122	$(424,392)	$71,904
Less: Earnings allocated to participating securities (1)	—	1,360	—	6,079
Net (loss) income for basic EPS	$(454,076)	$14,762	$(424,392)	$65,825
Change in fair value of warrant liability (2)	(9,160)	—	(31,886)	(17,145)
Net (loss) income for diluted EPS	$(463,236)	$14,762	$(456,278)	$48,680

Denominator (1) (2)
Basic weighted-average common shares outstanding	134,825	134,227	134,549	134,186
Add: Warrants (2)	157	—	653	1,436
Add: Stock options	—	2,903	—	2,669
Add: Unvested restricted stock	—	453	—	308
Diluted weighted-average common shares outstanding	134,982	137,583	135,202	138,599

Basic net (loss) income per share	$(3.37)	$0.11	$(3.15)	$0.49
Diluted net (loss) income per share	$(3.43)	$0.11	$(3.37)	$0.35
(1)The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There was no amount allocated to the participating securities during the three and nine months ended September 30, 2023 due to the net loss reported in those periods.
(2)For the nine months ended September 30, 2023 and 2022, and the three months ended September 30, 2023, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net (loss) income per share. This adjustment is included as the effect of the numerator and denominator adjustment for this derivative

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
instrument is dilutive as a result of the non-cash gains recorded for the change in fair value of this instrument during the periods. For the three months ended September 30, 2022, this adjustment is excluded from the computation of diluted net (loss) income per share under the treasury stock method since its inclusion would have been anti-dilutive.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net (loss) income per share for the three and nine months ended September 30, 2023 and 2022 because to do so would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Preferred Stock	12,406	12,406	12,406	12,406
Warrants	—	1,706	—	—
Stock options	3,420	468	3,420	468
Unvested restricted stock	2,057	108	2,057	221
Total	17,883	14,688	17,883	13,095
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table presents information about the Company’s right-of-use assets and lease liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	Consolidated Balance Sheets Line Item	September 30, 2023	December 31, 2022
Right-of-use (ROU) assets:
Operating lease ROU assets	Operating lease right-of-use assets	$110,007	$129,506
Finance lease ROU assets	Finance lease right-of-use assets	21,528	5,423
Finance lease ROU assets	Equipment and other fixed assets, net	—	103
Total ROU assets		$131,535	$135,032
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease obligations	$28,736	$30,001
Noncurrent operating lease liabilities	Operating lease obligations, less current portion	85,700	104,394
Total operating lease liabilities		$114,436	$134,395
Finance lease liabilities:
Current finance lease liabilities	Current portion of finance lease obligations	$5,947	$2,211
Noncurrent finance lease liabilities	Finance lease obligations, less current portion	15,581	3,950
Total finance lease liabilities		$21,528	$6,161
The following table presents information about lease costs and expenses and sublease income for the three and nine months ended September 30, 2023 and 2022 (in thousands). The amounts below are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$11,114	$9,248	$32,186	$28,547
Finance lease costs:
Amortization of ROU assets	$1,739	$640	$4,746	$7,266
Other lease costs and income:
Variable leases costs (1)	$5,373	$3,728	$15,932	$12,680
Sublease income	$358	$336	$1,145	$1,019
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	5.7 years	6.2 years
Finance leases	3.6 years	3.7 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	4.2%	3.9%

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of September 30, 2023 (in thousands):

	Operating Leases	Finance Leases
2023 (remaining three months)	$8,733	$1,803
2024	31,113	6,938
2025	25,955	6,505
2026	17,959	5,698
2027	12,198	2,008
Thereafter	33,836	925
Total future undiscounted lease payments	$129,794	$23,877
Less: amount representing interest	(15,358)	(2,349)
Present value of future lease payments (lease liability)	$114,436	$21,528
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash payments for operating leases	$32,045	$28,416
Financing cash payments for finance leases	$4,558	$14,219
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$8,179	$5,411
Finance leases	$19,726	$1,335
(13)    Income Taxes

The Company is subject to U.S. federal, state, and local income taxes. For the three months ended September 30, 2023 and 2022, the Company recorded an income tax benefit of $34.6 million and income tax expense of $5.6 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax benefit of $30.9 million and income tax expense of $20.0 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized a $39.9 million discrete income tax benefit, and corresponding increase to net deferred tax assets, related to a non-cash goodwill impairment charge of $511.9 million. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
As of September 30, 2023 and December 31, 2022, the Company had an unrecognized tax benefit of $6.6 million.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
During the nine months ended September 30, 2022, the Company recognized an expense of $4.5 million related to changes in the estimated liability related to the TRA as a result of settling the current portion of contingent consideration common shares during that period, which is included in Other loss, net in the accompanying consolidated statement of operations.
At September 30, 2023, the Company's liability relating to the TRA was $294.2 million, of which $2.3 million and $291.9 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2022, the Company's liability relating to the TRA was $297.4 million, of which $3.3 million and $294.1 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
On June 7, 2023, the court entered an order staying the Consolidated Class Action pending the outcome of a private mediation between the parties.
The Company intends to vigorously defend against the allegations contained in the Consolidated Complaint, but there can be no assurance that the defense will be successful. The Company is currently in a dispute with its directors and officers liability insurers concerning coverage related to the Complaint, which is proceeding in Delaware Superior Court.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
care programs for ventilators provided to patients from January 1, 2015 to the present. The Company is fully cooperating with the investigation. Given the investigation is in the early stages, it is not possible to determine whether it will have a material adverse effect on the Company.
On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters for a Company follow-on offering conducted in January 2021 in the United States District Court for the Eastern District of Pennsylvania (the “Allegheny County Complaint”). The Allegheny County Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between August 4, 2020 and February 27, 2023. The Allegheny County Complaint generally alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes segment. The Allegheny County Complaint seeks unspecified damages.
The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.
(15)    Related Party Transactions
The Company and one of its executive officers and shareholder own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $3.1 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $8.0 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of September 30, 2023 and December 31, 2022, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was less than 0.8% of the Company’s consolidated net revenue during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of September 30, 2023. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Purchases from this vendor were $3.5 million and $20.3 million for the three months ended September 30, 2023 and 2022, respectively, and $24.1 million and $49.8 million, for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had an immaterial outstanding accounts payable balance to this vendor.
A former regional manager of the Company is a shareholder of a business which provides contract labor to the Company. Payments to this service provider were $5.4 million and $5.7 million for the three months ended September 30, 2023 and 2022, respectively, and $16.6 million and $16.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had $0.2 million and $2.2 million, respectively, in outstanding accounts payable to this service provider. The regional manager left the Company effective March 31, 2023 via a separation agreement which provides severance and separation benefits, including a pro rata bonus. Also, the Company and the former employee have entered into a short-term consulting agreement whereby the former employee's services will be available to the Company through March 2024.
(16)    Subsequent Events
Subsequent to September 30, 2023, the Company purchased 2,464,507 shares of the Company’s Common Stock for $19.4 million under the Share Repurchase Program.

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
AdaptHealth Corp. Overview
AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of September 30, 2023, AdaptHealth serviced approximately 4.0 million patients annually in all 50 states through its network of approximately 690 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.
Impact of Inflation

Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. The cost to manufacture and distribute the equipment and products that AdaptHealth provides to patients is influenced by the cost of materials, labor, and transportation, including fuel costs. AdaptHealth continues to experience inflationary pressure and higher costs as a result of the increasing cost of materials, labor and transportation. The increase in the cost of equipment and products is due in part to higher cost of shipping and general inflationary cost increases. Additionally, it is not certain that AdaptHealth will be able to pass increased costs onto customers to offset inflationary pressures. Continuing increases in inflation could impact the overall demand for AdaptHealth’s products and services, its costs for labor, equipment and products, and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. In addition, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect AdaptHealth’s financial results. Although there have been increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescriptions, orders and delivery. In April 2023, AdaptHealth formalized a cost management program to drive operating efficiencies and implement more simplified and scalable business processes, which was substantially complete as of September 30, 2023. Management has initiated all steps in the program, which included a rationalization of AdaptHealth's real estate footprint, renegotiation of certain supply contracts, workforce reductions, and expanded use of more efficient operating models for certain back-office functions. These changes reflect AdaptHealth's continued strategic focus on process standardization and efficiency across the enterprise through technology and related investments. This program will deliver Adjusted EBITDA improvement in 2023 of approximately $25 million, and will result in approximately $40 million of annualized Adjusted EBITDA improvement in future years. The cost to achieve this program during the nine months ended September 30, 2023 was approximately $12.2 million. In addition, AdaptHealth continues to evaluate all opportunities to rationalize its operating footprint and related cost structure to better align with business needs.
Key Components of Operating Results
Net Revenue. Net revenue is recognized for services that AdaptHealth provides to patients for home healthcare equipment, medical supplies to the home and related services. AdaptHealth' s primary product lines are (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from OSA, (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. Revenues are recognized either at a point in time for the sale of supplies and disposables, over the service period for equipment rental (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment), at amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers, or in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements. Certain trends or uncertainties that may have a material impact on revenue growth and operating results include the Company's ability to obtain new patient starts and to generate referrals from patient referral sources and the ability to meet the increased demand considering supply chain issues and inflationary pressures.
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
Goodwill Impairment. AdaptHealth has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions AdaptHealth has made. Goodwill is not amortized, rather, it is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in AdaptHealth's’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. AdaptHealth performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. AdaptHealth first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, AdaptHealth applies the quantitative impairment test to identify and measure the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value and judgment about impairment triggering events. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future.
Factors Affecting AdaptHealth’s Operating Results
AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:
Acquisitions
AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. Refer to Note 3, Acquisitions, included in our interim consolidated financial statements for the three and nine months ended September 30, 2023 included in this Quarterly Report on Form 10-Q for additional information regarding AdaptHealth’s acquisitions.

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
Goodwill Impairment
During the three months ended September 30, 2023, AdaptHealth experienced a decline in its market capitalization as a result of a sustained decrease in AdaptHealth's stock price and also revised its financial projections. AdaptHealth considered these items to represent a triggering event and performed a goodwill impairment test as of September 30, 2023. Based on the results of the test performed as of that date, it was concluded that the estimated fair value of AdaptHealth's reporting unit was less than its carrying value, as such, AdaptHealth recognized a non-cash goodwill impairment charge of $511.9 million during the three and nine months ended September 30, 2023. If in future periods AdaptHealth were to experience a further decline in its market capitalization or expected results for a sustained period of time, AdaptHealth may be required to perform an additional goodwill impairment test at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.

Key Business Metrics
AdaptHealth focuses on Net revenue, EBITDA, Adjusted EBITDA and Free Cash Flow as it reviews its performance. Refer to EBITDA, Adjusted EBITDA and Free Cash Flow included in the Non-GAAP measures section below.
Total net revenue is comprised of net sales revenue and net revenue from fixed monthly equipment reimbursements less implicit price concessions. Net sales revenue consists of revenue recognized at a point in time for the sale of supplies and disposables and revenue recognized in connection with at-risk capitation arrangements. Net revenue from fixed monthly equipment reimbursements consists of revenue recognized over the service period for equipment (including, but not limited to, CPAP machines, oxygen concentrators, ventilators, hospital beds, wheelchairs and other equipment).

	Three Months Ended
	September 30, 2023		September 30, 2022
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep	$227,005	28.2%	$198,206	26.2%
Diabetes	157,328	19.6%	169,075	22.3%
Supplies to the home	48,349	6.0%	47,793	6.3%
Respiratory	8,164	1.0%	9,734	1.3%
HME	27,095	3.4%	29,463	3.9%
Other	64,184	8.0%	58,252	7.7%
Total net sales revenue	$532,125	66.2%	$512,523	67.7%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$88,387	11.0%	$72,423	9.6%
Diabetes	2,609	0.3%	4,211	0.6%
Respiratory	142,919	17.8%	130,618	17.3%
HME	25,087	3.1%	25,482	3.4%
Other	12,904	1.6%	11,238	1.4%
Total net revenue from fixed monthly equipment reimbursements	$271,906	33.8%	$243,972	32.3%

Total net revenue:
Sleep	$315,392	39.2%	$270,629	35.8%
Diabetes	159,937	19.9%	173,286	22.9%
Supplies to the home	48,349	6.0%	47,793	6.3%
Respiratory	151,083	18.8%	140,352	18.6%
HME	52,182	6.5%	54,945	7.3%
Other	77,088	9.6%	69,490	9.1%
Total net revenue	$804,031	100.0%	$756,495	100.0%

	Nine Months Ended
	September 30, 2023		September 30, 2022
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep	$656,311	28.0%	$585,234	26.7%
Diabetes	464,893	19.9%	482,693	22.0%
Supplies to the home	143,227	6.1%	131,539	6.0%
Respiratory	24,284	1.0%	25,770	1.2%
HME	82,895	3.5%	89,828	4.1%
Other	174,403	7.5%	166,068	7.6%
Total net sales revenue	$1,546,013	66.0%	$1,481,132	67.6%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$256,092	10.9%	$196,022	8.9%
Diabetes	10,326	0.5%	12,191	0.6%
Respiratory	423,531	18.1%	392,063	17.9%
HME	71,402	3.0%	76,754	3.5%
Other	34,579	1.5%	32,150	1.5%
Total net revenue from fixed monthly equipment reimbursements	$795,930	34.0%	$709,180	32.4%

Total net revenue:
Sleep	$912,403	38.9%	$781,256	35.6%
Diabetes	475,219	20.4%	494,884	22.6%
Supplies to the home	143,227	6.1%	131,539	6.0%
Respiratory	447,815	19.1%	417,833	19.1%
HME	154,297	6.5%	166,582	7.6%
Other	208,982	9.0%	198,218	9.1%
Total net revenue	$2,341,943	100.0%	$2,190,312	100.0%

Results of Operations
Comparison of Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022.
The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Net revenue	$804,031	100.0%	$756,495	100.0%	$47,536	6.3%
Costs and expenses:
Cost of net revenue	693,488	86.3%	646,714	85.5%	46,774	7.2%
General and administrative expenses	45,198	5.6%	40,681	5.4%	4,517	11.1%
Depreciation and amortization, excluding patient equipment depreciation	14,515	1.8%	16,151	2.1%	(1,636)	(10.1)%
Goodwill impairment	511,866	63.7%	—	—%	511,866	NM
Total costs and expenses	1,265,067	157.3%	703,546	93.0%	561,521	79.8%
Operating (loss) income	(461,036)	(57.3)%	52,949	7.0%	(513,985)	(970.7)%
Interest expense, net	32,306	4.0%	28,521	3.8%	3,785	13.3%
Change in fair value of warrant liability	(9,160)	(1.1)%	1,364	0.2%	(10,524)	(771.6)%
Other loss, net	3,317	0.4%	257	—%	3,060	1190.7%
Loss (income) before income taxes	(487,499)	(60.6)%	22,807	3.0%	(510,306)	(2237.5)%
Income tax expense	(34,578)	(4.3)%	5,580	0.7%	(40,158)	(719.7)%
Net (loss) income	(452,921)	(56.3)%	17,227	2.3%	(470,148)	(2729.1)%
Income attributable to noncontrolling interest	1,155	0.1%	1,105	0.1%	50	4.5%
Net (loss) income attributable to AdaptHealth Corp.	$(454,076)	(56.5)%	$16,122	2.2%	$(470,198)	(2916.5)%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended September 30,
	Variance 2023 vs. 2022
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Increase from non-acquired growth	$45,078	6.0%
Increase from acquisitions	2,458	0.3%
Total change in net revenue	$47,536	6.3%
Net revenue for the three months ended September 30, 2023 and 2022 was $804.0 million and $756.5 million, respectively, an increase of $47.5 million, or 6.3%. The increase in net revenue was driven by non-acquired growth $45.1 million, and acquisitions, which increased revenue by $2.5 million. Net revenue from AdaptHealth's sleep business increased by $44.8 million, or 16.5%, for the three months ended September 30, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. Net revenue from AdaptHealth's respiratory business increased by $10.7 million, or 7.6%, for the three months ended September 30, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. Net revenue from AdaptHealth's diabetes business decreased by $13.3 million, or (7.7)%, for the three months ended September 30, 2023 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, partially offset by an increase in CGM patient census. Additionally, there was lower net revenue from insulin pumps and supplies in the 2023 period compared to the 2022 period as a result of a shift toward more pumps being sold to patients through the pharmacy channel as well as the effect from manufacturers bringing additional distribution business in-house.
For the three months ended September 30, 2023, net sales revenue comprised 66% of total net revenue, compared to 68% of total net revenue for the three months ended September 30, 2022. For the three months ended September 30, 2023, net revenue from fixed monthly equipment reimbursements comprised 34% of total net revenue, compared to 32% of total net revenue for the three months ended September 30, 2022.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Cost of products and supplies	$331,448	41.2%	$299,532	39.6%	$31,916	10.7%
Salaries, labor and benefits	195,975	24.4%	195,669	25.9%	306	0.2%
Patient equipment depreciation	82,796	10.3%	76,180	10.1%	6,616	8.7%
Other operating expenses	64,571	8.0%	56,965	7.5%	7,606	13.4%
Rent and occupancy	17,643	2.2%	16,789	2.2%	854	5.1%
Equity-based compensation	1,055	0.1%	1,579	0.2%	(524)	(33.2)%
Total cost of net revenue	$693,488	86.3%	$646,714	85.5%	$46,774	7.2%
Cost of net revenue for the three months ended September 30, 2023 and 2022 was $693.5 million and $646.7 million, respectively, an increase of $46.8 million or 7.2%. Costs of products and supplies increased by $31.9 million primarily as a result of increased net sales revenue and general inflationary cost increases. Salaries, labor and benefits slightly increased by $0.3 million, primarily due to increased benefits costs and annual merit increases, partially offset by cost savings actions. Patient equipment depreciation was 10.3% of net revenue in the 2023 period compared to 10.1% in the 2022 period, primarily as a result of higher medical equipment prices and rental counts.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2023 and 2022 were $45.2 million and $40.7 million respectively, an increase of $4.5 million or 11.1%. This increase is primarily due to higher professional fees, partially offset by lower transaction costs and lower equity-based compensation expense. General and administrative expenses as a percentage of net revenue was 5.6% in the 2023 period, compared to 5.4% in the 2022 period. General and administrative expenses in the 2023 period included $3.5 million of equity-based compensation expense, $0.3 million of transaction costs, and other non-recurring expenses of $7.0 million, primarily related to expenses associated with litigation and consulting expenses associated with systems implementation activities. General and administrative expenses in the 2022 period included $4.0 million of equity-based compensation expense, $1.2 million of transaction costs, and other non-recurring expenses of $8.5 million, primarily related to expenses associated with litigation, and consulting expenses associated with systems implementation activities and post-implementation support services.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended September 30, 2023 and 2022 was $14.5 million and $16.2 million, respectively, a decrease of $1.6 million, primarily related to lower intangible amortization expense.

Goodwill Impairment. The Company performed a goodwill impairment test as of September 30, 2023, and based on the results of the test, it was concluded that the estimated fair value of the Company’s reporting unit was less than its carrying value, as such, the Company recognized a non-cash goodwill impairment charge of $511.9 million. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
Interest Expense, net. Interest expense, net for the three months ended September 30, 2023 and 2022 was $32.3 million and $28.5 million, respectively, an increase of $3.8 million. Interest expense related to AdaptHealth's credit agreement increased by $5.5 million in the 2023 period compared to the 2022 period as a result of higher interest rates, offset by lower average outstanding borrowings in the 2023 period compared to the 2022 period. Interest expense related to the Company's senior unsecured notes decreased by $0.1 million in the 2023 period compared to the 2022 period. These increases were offset by a reduction in interest expense of $1.6 million related to AdaptHealth's interest rate swap agreements.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying September 30, 2023 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2023 period and a non-cash charge in the 2022 period for the change in the estimated fair value of such liability during the respective periods.
Other Loss, net. Other loss, net for the three months ended September 30, 2023 consisted of $3.5 million of lease termination costs associated with a cost management program and a $0.3 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition, offset by $0.5 million relating to the write-off of certain operating lease liabilities for closed locations. Other loss, net for the three months ended September 30, 2022 consisted of $0.2 million of expenses associated with legal settlements and $0.1 million of other charges.
Income Tax Benefit/Expense. Income tax benefit and income tax expense for the three months ended September 30, 2023 and 2022 was $34.6 million and $5.6 million, respectively. Income tax expense on ordinary income decreased due to lower pre-tax income net of warrant liability fair value adjustments. Additionally, the Company recognized a $39.9 million discrete income tax benefit, and corresponding increase to net deferred tax assets, related to the non-cash goodwill impairment charge of $511.9 million recognized during the three months ended September 30, 2023. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional details.

Comparison of Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022.
The following table summarizes AdaptHealth’s consolidated results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Net revenue	$2,341,943	100.0%	$2,190,312	100.0%	$151,631	6.9%
Costs and expenses:
Cost of net revenue	2,022,281	86.4%	1,853,847	84.6%	168,434	9.1%
General and administrative expenses	142,797	6.1%	124,673	5.7%	18,124	14.5%
Depreciation and amortization, excluding patient equipment depreciation	45,596	1.9%	48,113	2.2%	(2,517)	(5.2)%
Goodwill impairment	511,866	21.9%	—	—%	511,866	NM
Total costs and expenses	2,722,540	116.3%	2,026,633	92.5%	695,907	34.3%
Operating (loss) income	(380,597)	(16.3)%	163,679	7.5%	(544,276)	(332.5)%
Interest expense, net	96,813	4.1%	78,905	3.6%	17,908	22.7%
Change in fair value of warrant liability	(31,886)	(1.4)%	(17,145)	(0.8)%	(14,741)	86.0%
Other loss, net	6,574	0.3%	7,179	0.3%	(605)	(8.4)%
Loss (income) before income taxes	(452,098)	(19.3)%	94,740	4.4%	(546,838)	(577.2)%
Income tax (benefit) expense	(30,893)	(1.3)%	20,036	0.9%	(50,929)	(254.2)%
Net (loss) income	(421,205)	(18.0)%	74,704	3.5%	(495,909)	(663.8)%
Income attributable to noncontrolling interest	3,187	0.1%	2,800	0.1%	387	13.8%
Net (loss) income attributable to AdaptHealth Corp.	$(424,392)	(18.1)%	$71,904	3.4%	$(496,296)	(690.2)%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Nine Months Ended September 30,
	Variance 2023 vs. 2022
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Increase from non-acquired growth	$141,622	6.5%
Increase from acquisitions	10,009	0.5%
Total change in net revenue	$151,631	6.9%
Net revenue for the nine months ended September 30, 2023 and 2022 was $2,341.9 million and $2,190.3 million, respectively, an increase of $151.6 million, or 6.9%. The increase in net revenue was driven by non-acquired growth $141.6 million, and acquisitions, which increased revenue by $10.0 million. Net revenue from AdaptHealth's sleep business increased by $131.1 million, or 16.8%, for the nine months ended September 30, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. Net revenue from AdaptHealth's respiratory business increased by $30.0 million, or 7.2%, for the nine months ended September 30, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. Net revenue from AdaptHealth's diabetes business decreased by $19.7 million, or

4.0%, for the nine months ended September 30, 2023 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, partially offset by an increase in CGM patient census. Additionally, the decrease was due to lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel as well as the effect from manufacturers bringing additional distribution business in-house.
For the nine months ended September 30, 2023, net sales revenue comprised 66% of total net revenue, compared to 68% of total net revenue for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net revenue from fixed monthly equipment reimbursements comprised 34% of total net revenue, compared to 32% of total net revenue for the nine months ended September 30, 2022.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Cost of products and supplies	$966,021	41.2%	$871,072	39.8%	$94,949	10.9%
Salaries, labor and benefits	581,288	24.8%	557,898	25.5%	23,390	4.2%
Patient equipment depreciation	244,824	10.5%	200,722	9.2%	44,102	22.0%
Other operating expenses	177,216	7.6%	171,904	7.8%	5,312	3.1%
Rent and occupancy	51,393	2.2%	46,978	2.1%	4,415	9.4%
Equity-based compensation	1,539	0.1%	5,273	0.2%	(3,734)	(70.8)%
Total cost of net revenue	$2,022,281	86.4%	$1,853,847	84.6%	$168,434	9.1%
Cost of net revenue for the nine months ended September 30, 2023 and 2022 was $2,022.3 million and $1,853.8 million, respectively, an increase of $168.4 million or 9.1%. Costs of products and supplies increased by $94.9 million primarily as a result of increased net sales revenue and general inflationary cost increases. Salaries, labor and benefits increased by $23.4 million, primarily due to increased benefits costs, annual merit increases, and workforce wage pressure driven by inflation, partially offset by cost savings actions. Patient equipment depreciation was 10.5% of net revenue in the 2023 period compared to 9.2% in the 2022 period, primarily as a result of higher medical equipment prices and rental counts.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2023 and 2022 were $142.8 million and $124.7 million, respectively, an increase of $18.1 million or 14.5%. This increase is primarily due to higher professional fees and higher equity-based compensation expense, partially offset by lower transaction costs. General and administrative expenses as a percentage of net revenue was 6.1% in the 2023 period, compared to 5.7% in the 2022 period. General and administrative expenses in the 2023 period included $15.8 million of equity-based compensation expense, $0.6 million of transaction costs, and other non-recurring expenses of $24.2 million, primarily related to expenses associated with litigation, severance, and consulting expenses associated with systems implementation activities and cost savings initiatives. General and administrative expenses in the 2022 period included $11.5 million of equity-based compensation expense, $5.8 million of transaction costs, and other non-recurring expenses of $11.9 million, primarily related to expenses associated with litigation, and consulting expenses associated with systems implementation activities and post-implementation support services.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the nine months ended September 30, 2023 and 2022 was $45.6 million and $48.1 million, respectively, a decrease of $2.5 million, primarily related to lower intangible amortization expense.
Goodwill Impairment. The Company performed a goodwill impairment test as of September 30, 2023, and based on the results of the test, it was concluded that the estimated fair value of the Company’s reporting unit was less than its carrying value, as such, the Company recognized a non-cash goodwill impairment charge of $511.9 million. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2023 and 2022 was $96.8 million and $78.9 million, respectively, an increase of $17.9 million. Interest expense related to AdaptHealth's credit agreement increased by $24.3 million in the 2023 period compared to the 2022 period as a result of higher interest rates, offset by lower average outstanding borrowings in the 2023 period compared to the 2022 period. This increase was offset by a reduction in interest expense of $6.4 million related to AdaptHealth's interest rate swap agreements.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying September 30, 2023 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2023 and 2022 periods for the change in the estimated fair value of such liability during the respective periods.
Other Loss, net. Other loss, net for the nine months ended September 30, 2023 consisted of $4.1 million of lease termination costs associated with a cost management program, $1.4 million of impairments of operating lease right-of-use assets, $1.2 million of expenses associated with legal settlements, and a $0.3 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition, offset by $0.5 million relating to the write-off of certain operating lease liabilities for closed locations. Other loss, net for the nine months ended September 30, 2022 consisted of a $4.5 million expense related to changes in AdaptHealth’s estimated TRA liability, $1.2 million of expenses associated with legal settlements, $0.8 million loss related to the write-off of an investment, and $0.7 million of expenses associated with lease terminations.
Income Tax Benefit/Expense. Income tax benefit and income tax expense for the nine months ended September 30, 2023 and 2022 was $30.9 million and $20.0 million, respectively. Income tax expense on ordinary income decreased due to lower pre-tax income net of warrant liability fair value adjustments. Additionally, the Company recognized a $39.9 million discrete income tax benefit, and corresponding increase to net deferred tax assets, related to the non-cash goodwill impairment charge of $511.9 million recognized during the nine months ended September 30, 2023. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
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
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity‑based compensation expense, transaction costs, change in fair value of the warrant liability, goodwill impairment and certain other non-recurring items of expense or income.
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

The following unaudited table presents the reconciliation of net income attributable to AdaptHealth to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
	(Unaudited)
Net (loss) income attributable to AdaptHealth Corp.	$(454,076)	$16,122	$(424,392)	$71,904
Income attributable to noncontrolling interest	1,155	1,105	3,187	2,800
Interest expense, net	32,306	28,521	96,813	78,905
Income tax (benefit) expense	(34,578)	5,580	(30,893)	20,036
Depreciation and amortization, including patient equipment depreciation	97,310	92,331	290,419	248,835
EBITDA	(357,883)	143,659	(64,866)	422,480
Equity-based compensation expense (a)	4,521	5,562	17,284	16,784
Transaction costs (b)	337	519	621	5,832
Change in fair value of warrant liability (c)	(9,160)	1,364	(31,886)	(17,145)
Goodwill impairment (d)	511,866	—	511,866	—
Other non-recurring expenses, net (e)	11,486	9,059	33,157	19,863
Adjusted EBITDA	$161,167	$160,163	$466,176	$447,814
Net (loss) income attributable to AdaptHealth Corp. as a percentage of net revenue	(56.5)%	2.1%	(18.1)%	3.3%
Adjusted EBITDA as a percentage of net revenue	20.0%	21.2%	19.9%	20.4%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents transaction costs and expenses related to integration efforts related to acquisitions.
(c)Represents a non-cash charge or gain for the change in the estimated fair value of the warrant liability. Refer to Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2023 for additional discussion of such non-cash charge or gain.
(d)Represents a non-cash goodwill impairment charge as a result of the fair value of the Company’s reporting unit being less than its carrying value. Refer to Note 5, Goodwill and Identifiable Intangible Assets, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2023 for additional discussion of such impairment charge.
(e)The 2023 year-to-date period consists of $12.5 million of expenses associated with litigation, $6.3 million of severance charges (of which $2.9 million relates to the separation of the Company's former CEO), $4.1 million of lease termination costs associated with a cost management program, $3.9 million of consulting expenses associated with systems implementation activities, $0.9 million of net impairments of operating lease right-of-use assets, and $5.5 million of other non-recurring expenses. The 2022 year-to-date period consists of a $9.0 million of consulting expenses associated with systems implementation activities and post-implementation support services, a $4.5 million expense related to changes in AdaptHealth's estimated liability related to its Tax Receivable Agreement, $3.8 million of expenses associated with litigation, claims and settlements, $0.7 million of lease termination costs, a $0.8 million loss related to the write-off of an investment, and $1.1 million of net other non-recurring expenses.
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
As of September 30, 2023, AdaptHealth had approximately $56.1 million of cash.
At September 30, 2023, AdaptHealth had $740 million outstanding under its existing credit facility. In January 2021, AdaptHealth entered into a credit agreement, as amended, (the "2021 Credit Agreement"). The 2021 Credit Agreement consists of a $800 million secured term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5 million beginning June 30, 2021 through March 31, 2023, increasing to $10 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of September 30, 2023, and the date of this filing, there were no outstanding borrowings under the 2021 Revolver. At September 30, 2023, based on the financial debt covenants under the 2021 Credit Agreement, the maximum borrowings available pursuant to the 2021 Revolver was $144.3 million. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon the sum of (a) the Secured Overnight Financing Rate ("Term SOFR") (subject to a zero percent floor) equal to Term SOFR (as defined) for the applicable interest period multiplied by the statutory reserve rate, plus (b) an applicable margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined), plus (c) a Term SOFR Adjustment (as defined) of 0.1%. On March 31, 2023, the Company amended the 2021 Credit Agreement to change the variable interest rate under the agreement to be based on Term SOFR The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.
Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit

Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and excess cash flow, as defined, if certain leverage tests are not met. AdaptHealth was in compliance with all debt covenants as of September 30, 2023.
At September 30, 2023, AdaptHealth had $1,450.0 million outstanding under its existing unsecured senior notes. In August 2021, AdaptHealth LLC issued $600 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, beginning on March 1, 2022. The 5.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.00%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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
As of September 30, 2023 and December 31, 2022, AdaptHealth had working capital of $136.9 million and $129.1 million, respectively. A significant portion of AdaptHealth’s assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
	(unaudited)
Net cash provided by operating activities	$325,400	$276,947
Net cash used in investing activities	(266,861)	(265,376)
Net cash used in financing activities	(48,668)	(50,460)
Net increase (decrease) in cash	9,871	(38,889)
Cash at beginning of period	46,272	149,627
Cash at end of period	$56,143	$110,738
Net cash provided by operating activities for the nine months ended September 30, 2023 and 2022 was $325.4 million and $276.9 million, respectively, an increase of $48.5 million. The increase was the result of a $495.9 million reduction in net (loss) income, a net increase of $498.0 million in non-cash charges, primarily from a goodwill impairment charge, depreciation and amortization, the change in the estimated fair value of the warrant liability, deferred income taxes, and the reduction in the carrying amount of operating and finance lease right-of-use assets, payments of contingent consideration related to acquisitions of $2.5 million in the 2022 period, and a net $43.9 million increase resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $266.9 million and $265.4 million, respectively. The use of funds in the 2023 period consisted of $248.8 million for equipment and other fixed asset purchases, $17.9 million for business acquisitions, and $0.1 million for other investments. The use of funds in the 2022 period consisted of $248.5 million for equipment and other fixed asset purchases, $16.1 million for business acquisitions, and $0.7 million for other investments.
Net cash used in financing activities for the nine months ended September 30, 2023 and 2022 was $48.7 million and $50.5 million, respectively. Net cash used in financing activities for the 2023 period consisted of repayments of $79.6 million on long-term debt and finance lease liabilities payments of $9.2 million for Common Stock purchases under a share repurchase program, payments of $3.2 million in connection with the Company's liability relating to the TRA, payments of $5.3 million for tax withholdings associated with equity-based compensation and stock option exercises, a payment of $2.5 million for a distribution to the noncontrolling interest, and payments of $1.5 million for deferred purchase price in connection with acquisitions, offset by borrowings of long-term debt of $50.0 million, proceeds of $2.0 million in connection with the employee stock purchase plan and proceeds of $0.5 million relating to stock option exercises. Net cash used in financing activities for the nine months ended September 30, 2022 consisted of repayments of $29.2 million on long-term debt and finance lease liabilities, payments of 5.6 million for contingent consideration and deferred purchase price in connection with acquisitions, a payment of 14.0 million for Common Stock purchases under a share repurchase program, a payment of $2.0 million for a distribution to the noncontrolling interest, and payments of $2.7 million for tax withholdings associated with equity-based compensation and stock option exercises, offset by proceeds of $1.6 million in connection with the employee stock purchase plan and proceeds of $1.4 million relating to stock option exercises.

Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow, which is a non-GAAP measure, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net cash provided by operating activities	$98,833	$107,023	$325,400	$276,947
Purchases of equipment and other fixed assets	(77,086)	(94,171)	(248,816)	(248,511)
Free cash flow	$21,747	$12,852	$76,584	$28,436
Free cash flow was $21.7 million for the three months ended September 30, 2023 compared to $12.9 million for the three months ended September 30, 2022. The increase in free cash flow was primarily due to a decrease in, and timing of, purchases of patient medical equipment for operating requirements, offset by lower net cash provided by operating activities, primarily relating to an increase in cash paid for interest in the 2023 period compared to the 2022 period.
Free cash flow was $76.6 million for the nine months ended September 30, 2023 compared to $28.4 million for the nine months ended September 30, 2022. The increase in free cash flow was primarily due to higher net cash provided by operating activities due to a net decrease in the use of cash from operating assets and liabilities, primarily from accounts receivable, inventory and accounts payable and accrued expenses, offset by an increase in cash paid for interest in the 2023 period compared to the 2022 period.
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
On June 7, 2023, the court entered an order staying the Consolidated Class Action pending the outcome of a private mediation between the parties.
The Company intends to vigorously defend against the allegations contained in the Consolidated Complaint, but there can be no assurance that the defense will be successful. The Company is currently in a dispute with its directors and officers liability insurers concerning coverage related to the Complaint, which is proceeding in Delaware Superior Court.
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

On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters for a Company follow-on offering conducted in January 2021 in the United States District Court for the Eastern District of Pennsylvania (the “Allegheny County Complaint”). The Allegheny County Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between August 4, 2020 and February 27, 2023. The Allegheny County Complaint generally alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes segment. The Allegheny County Complaint seeks unspecified damages.

The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2021 Credit Agreement. The interest accrued on our debt borrowings is based on a variable rate which is tied to the Secured Overnight Financing Rate plus an applicable margin and therefore is exposed to changes in interest rates. As of September 30, 2023, there was $740.0 million outstanding under the 2021 Term Loan, no outstanding borrowings under the 2021 Revolver, $21.6 million outstanding under letters of credit, and based on the financial debt covenants under the 2021 Credit Agreement, the maximum borrowings available pursuant to the 2021 Revolver was $144.3 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as further described below in Management’s Report on Internal Control Over Financial Reporting.
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
Changes in Internal Control over Financial Reporting
Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There were no purchases of our Common Stock made during the three months ended September 30, 2023 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

10.1†
Employment Agreement between AdaptHealth Corp. and Albert Prast, dated July 24, 2023. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on form 8-K, filed with the SEC on July 27, 2023).

10.2†
Amendment to Letter Agreement between AdaptHealth Corp. and Richard Barasch, dated August 29, 2023. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on August 29, 2023).

10.3†
Second Amendment to Letter Agreement between AdaptHealth Corp. and Richard Barasch, dated October 26, 2023. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 31, 2023).

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

AdaptHealth Corp.

November 7, 2023	By:	/s/ Richard Barasch
Richard Barasch
Interim Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 7, 2023	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

November 7, 2023	By:	/s/ Christine Archbold
Christine Archbold
Chief Accounting Officer
(Principal Accounting Officer)