Form 10-K
period 2023-12-31
AdaptHealth Corp.
filed 2024-02-27
CIK 1725255

*5
'\]''''''''''''''''''''''''''''''''''''''''''''''']'3333333333333333333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock, par value $0.0001 per share, held by non-affiliates of the Registrant, computed based on the closing sale price of $12.17 per share on June 30, 2023, as reported by The Nasdaq Stock Market LLC, was approximately $1.26 billion. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. As of February 23, 2024, there were 132,907,103 shares of the Registrant’s Common Stock outstanding.
Documents Incorporated by Reference
The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than April 29, 2024.

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

SUMMARY RISK FACTORS
AdaptHealth’s business is subject to numerous risks and uncertainties, including those described in Item 1A, “Risk Factors”. These risks include, but are not limited to the following:
•reliance on relatively few suppliers for the majority of our patient service equipment and supplies;
•supply chain disruptions and economy-wide labor shortages in the U.S.;
•the impact of inflation;
•cyber-attacks on us or our vendors, security breaches, or the improper disclosure or use of protected health information could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), consumer protection, common law or other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business;
•our ability to successfully design, modify and implement technology-based and other process changes and our dependence on information systems, including software licensed from third parties;
•continuing efforts by private third-party payors to control their costs and payor contracts being subject to renegotiation or termination;
•changes in governmental or private payor supply replenishment schedules and our ability to manage the complex and lengthy reimbursement process;
•reliance for a significant portion of our revenue on the provision of sleep therapy equipment and supplies to patients;
•consolidation among health insurers and other industry participants;
•failure to maintain controls and processes over billing and collections;
•ability to effectively implement controls and procedures required by the Sarbanes-Oxley Act;
•ability to maintain or develop relationships with patient referral sources;
•competition from numerous other sleep therapy equipment, home respiratory, mobility equipment, and diabetes medical devices and supplies providers;
•risks related to government regulation, including federal and state changes to reimbursement and other Medicaid and Medicare policies, and our ability to comply with applicable laws, including healthcare fraud and abuse and false claims laws and regulations;
•changes in medical equipment technology and development of new treatments;
•the risk of rupture or other accidents due to the transport of compressed and liquid oxygen;
•the timing and amount of share repurchases;
•outsourcing of a portion of our internal business functions to third-party providers;
•ability to attract and retain key members of senior management and other key personnel;
•ability to execute our strategic growth plan, which involves the acquisition of other companies, including our ability to integrate the operations of acquired companies into our business and realize the expected benefits of such acquisitions;

•the impact of political and economic conditions;
•changes in the authorizations or documentation necessary for products we provide and the findings as a result of audits of reimbursement claims by various governmental and private payor entities;
•significant reimbursement reductions and/or exclusion from markets or product lines;
•our ability to maintain required licenses and accreditation;
•the impact of global climate change and legal, regulatory or market responses to such change;
•the impact of writing down all or a portion of goodwill and/or identifiable intangible assets if required;
•our ability to generate sufficient cash flow or obtain additional capital to fund our operating subsidiaries and finance our growth; and
•significant increased expenses and administrative burdens as a result of being a public company.

PART I
Item 1. Business
AdaptHealth Corp. and subsidiaries ("AdaptHealth" or "the Company") is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors (“CGM”) and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2023, AdaptHealth serviced approximately 4.1 million patients annually in all 50 states through our network of approximately 680 locations in 47 states. The Company's principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.
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
AdaptHealth is often paid a fixed monthly amount for certain HME products as designated by the Centers for Medicare & Medicaid Services (“CMS”) or commercial insurance payors, such as CPAP equipment, wheelchairs, hospital beds, oxygen concentrators, insulin pumps and other similar products. These sales accounted for approximately 33% of AdaptHealth’s net revenue for the year ended December 31, 2023.
For resupply sale and one-time sale products, which include those deemed to be consumables, AdaptHealth receives a single payment upon sale of the product. These products, which include CPAP masks and related supplies, diabetes management supplies, CGMs, wound care supplies, wheelchair cushions accessories, orthopedic bracing, breast pumps and supplies, walkers, commodes and canes, nutritional supplies and incontinence supplies, accounted for approximately 67% of AdaptHealth’s net revenue for the year ended December 31, 2023.
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

IT. AdaptHealth has established an integrated, technology-enabled, centralized platform, distinguishing itself from many of its competitors who traditionally use less automated processes that are typically complex, can be prone to mistakes and are less efficient. AdaptHealth’s technology enables automated, compliant, and integrated workflow into patients’ delivery of care. AdaptHealth believes that this advanced technology platform provides it with a competitive advantage through its unique components that cater to patients and physicians. AdaptHealth believes that its technology platform has several characteristics that appeal to physicians, including its ease of use, the improved compliance it enables through its integrated systems and the automated, integrated workflow it provides for patients’ delivery of care. Additionally, AdaptHealth’s e-prescribing capabilities enhance transparency and reduce transcription and other errors. AdaptHealth believes that patients are also better served due to the efficiency from time of order to delivery and the seamless integration across points of care enabled by AdaptHealth’s platform. The integrated system also provides AdaptHealth management with critical information in a timely manner, allowing them to track performance levels company wide. AdaptHealth utilizes a proprietary mobile delivery technology called OTL. This technology has many features, including delivery notification, patient satisfaction applications and referral source notifications. This application, combined with AdaptHealth’s data warehouse and evolving data lake, has allowed AdaptHealth to build out a 360-degree view of its patients and activities, and to ultimately act as a fundamental component of the operating system of AdaptHealth.
AdaptHealth has formed close relationships with its third-party software providers, including Brightree LLC, Snapworx, LLC and Parachute Health LLC, to optimize its HME workflow. An example of this optimization is AdaptHealth’s automated point-of-delivery technology, which tracks AdaptHealth’s drivers and produces paperless, secure delivery tickets which are uploaded directly to the patient’s file and available immediately on an enterprise-wide basis.

See Item 1C, "Cybersecurity", of this Annual Report on Form 10-K, for discussion of AdaptHealth's risk management and strategy and governance relating to cybersecurity.

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
Outsourced Providers
AdaptHealth contracts with business process outsourcing providers to provide certain billing, accounts payable and administrative functions. These providers are primarily based in India and the Philippines and provide AdaptHealth with the ability to scale its workforce in a cost-effective manner. As of December 31, 2023, approximately 4,500 full-time equivalent personnel were provided to AdaptHealth under such arrangements.
Sales and Marketing

Sales activities are generally carried out by AdaptHealth’s full-time sales representatives with assistance from on-site liaisons in certain markets who interact directly with hospital discharge coordinators and patients. AdaptHealth’s sales team works in close alignment with AdaptHealth’s trained clinical team as part of their respiratory sales activities. AdaptHealth primarily acquires new patients through referrals. Sources of referrals include acute care hospitals, sleep laboratories, pulmonologist and endocrinologist offices, skilled nursing facilities, hospice operators, and primary care providers, among others. AdaptHealth’s sales representatives maintain continual contact with medical professionals across these facilities. AdaptHealth believes that its relationships with its referral sources are strong and that these entities will continue to be a source of non-acquired growth through new patients. While AdaptHealth views its referral sources as fundamental to its business, no single referral source accounted for a material amount of its annual net revenue as of December 31, 2023.
Acquisitions
Continuing to grow through accretive acquisitions remains an element of AdaptHealth’s growth strategy, and AdaptHealth continuously reviews its pipeline of potential acquisition candidates. AdaptHealth leverages its scalable front-end and back-office technology platform to facilitate acquisition integration to help realize short-term cost saving synergies and longer-term revenue growth synergies.

Suppliers
AdaptHealth purchases home healthcare equipment, medical devices and supplies from a variety of suppliers. AdaptHealth purchases these items primarily from two to three suppliers for each of its product categories, including its sleep therapy equipment and supplies, its mobility and home services products (such as hospital beds, wheelchairs, walkers and commodes) and its diabetes services products/CGM products. See Item 1A, Risk Factors - "Reliance on relatively few suppliers for the majority of AdaptHealth's patient service equipment and supplies could adversely affect its ability to operate."
Facilities
AdaptHealth does not own any properties and leases its operating locations. As of December 31, 2023, AdaptHealth serviced approximately 4.1 million patients annually across all 50 states through its network of approximately 680 locations in 47 states. During the year ended December 31, 2023, AdaptHealth performed an average of approximately 38,000 equipment and supply deliveries a day. Full-service locations are typically up to approximately 5,000 square feet and are usually a combination of office and warehouse space. Many of these facilities are accredited to provide patients with medical products, equipment and related services, and their adjacent warehouse space is used for storage of adequate supplies of equipment and accessories for such patient services. AdaptHealth believes that these facilities are adequate to meet its current needs.

Human Capital Resources
As of December 31, 2023, AdaptHealth had approximately 10,700 employees. AdaptHealth’s human capital resources objectives and compensation program include attracting and retaining highly motivated, well-qualified employees and executives. AdaptHealth uses a mix of competitive salaries and other benefits to attract and retain employees and executives. AdaptHealth believes that relations between its management and employees are good, and it is committed to inclusion and policies and procedures to maintain a safe work environment. AdaptHealth is committed to its DIRECT Value Statements: Diversity and Inclusion, Integrity, Respect, Excellence, Compassion and Teamwork.
Diversity and Inclusion

AdaptHealth’s value of Diversity and Inclusion recognizes that our differences make us stronger, and encourages the sharing of different ideas. This value helps AdaptHealth to unlock the strengths of its employees to transform healthcare and improve lives. AdaptHealth has a Diversity and Inclusion Council that leads learning activities around the concepts of leading inclusively, inclusion in the workforce and unconscious bias. AdaptHealth places a high value on inclusion-building initiatives that create opportunities around cultural awareness and social learnings; this is largely accomplished through engaging employees in its Employee Resource Groups that are a subset of the Diversity and Inclusion Council. These activities are supported by employees with diverse backgrounds and experiences who share a common interest in professional development and improving corporate culture.
Talent Development and Retention

Building and strengthening AdaptHealth’s talent pipeline is imperative to its success. AdaptHealth's management team has implemented various talent development initiatives. For example, AdaptHealth has developed a Leadership Development curriculum for its managers and provides regular feedback conversations about performance goals with its employees. This encourages a high-performance culture and creates an environment dedicated to caring for patients, while achieving company goals.
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

The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact AdaptHealth's ability to procure goods or services required for the operation of its business at the quantities and levels it requires. AdaptHealth may bear losses incurred as a result of, for example, physical damage to or destruction of its facilities (such as patient service offices and warehouses), loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change. Governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on greenhouse gas (“GHG”) emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. In October 2023, the state of California enacted the Climate Corporate Data Accountability Act ("SB-253"), which mandates the disclosure of GHG emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act ("SB-261"), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. Both California laws require initial disclosures in 2026. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on AdaptHealth. At the present time, we cannot predict their potential effect on AdaptHealth's capital expenditures or results of operations.

Compliance with such laws and regulations is costly and may materially affect AdaptHealth's business and results of operations. Among other effects, healthcare regulations substantially increase the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. AdaptHealth believes it is in material compliance with all statutes and regulations applicable to its operations.
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
Impact of the MMA. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") was signed into law. The MMA established a Recovery Audit Contractors ("RAC") program, which implemented a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for Durable Medical Equipment ("DME") suppliers. The RACs are empowered to audit claims submitted by healthcare providers and overpayments identified by the RACs can be recouped from future payments, including in cases where the reimbursement rules are unclear or subject to differing interpretations. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules, which could adversely impact AdaptHealth’s future financial condition and results of operations. In October 2008, CMS established Zone Program Integrity Contractors (“ZPICs”) and Unified Program Integrity Contractors (“UPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. These legislative and regulatory provisions, as currently in effect, have and will continue to adversely impact AdaptHealth’s financial condition and results of operations.
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

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that contract awards would only be made for off-the-shelf (“OTS”) knee and back braces. All other product categories were removed from Round 2021. For the years ended December 31, 2023, 2022 and 2021, net revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth has obtained contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on AdaptHealth.

On May 25, 2023, CMS announced a temporary gap period for the CBP starting January 1, 2024, following the expiration of all Round 2021 contracts for OTS knee and back braces on December 31, 2023. The gap period commenced as anticipated and CMS has yet to announce when the temporary gap period for the CBP would end, but indicated that it would start bidding for the next CBP round after it completes the formal notice and comment rulemaking process and implements necessary changes to the CBP to establish sustainable process, save money for Medicare patients and taxpayers, help limit fraud, waste, and abuse, and ensure patient access to quality items and services. During the temporary gap period, any Medicare-enrolled DMEPOS supplier may furnish DMEPOS items and services to patients, with payment in former CBAs based on 100% of the single payment amount for that CBA (increased by the projected percentage change in Consumer Price Index for All Urban Consumers), and payment in non-CBAs based on fully adjusted rates per the applicable methodology under 42 C.F.R. § 414.210(g).
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

CMS’s decision to cancel the 2021 competitive bidding program was a significant development for AdaptHealth. On December 28, 2021, CMS permanently finalized the higher blended rates in rural and noncontiguous non-competitive bidding areas. Congress further extended a blended higher Medicare reimbursement rate in non-competitive bidding/non-rural areas through December 31, 2023. After December 31, 2023, the reimbursement rate has reverted to 100% of the Medicare fee schedule, adjusted to inflation.
Durable Medical Equipment Medicare Administrative Contractor. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, certain provisions under CMS guidance manuals, local coverage determinations, and the DME Medicare Administrative Contractors (“MAC”) Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and other government contractors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. If treating physicians do not adequately document, among other things, their diagnoses and plans of care, the risks that AdaptHealth will be subject to audits and payment denials may increase. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual supplier and industry-wide perceived error rates. High error rates could lead to further audit activity and regulatory burdens and could result in AdaptHealth making significant refunds and other payments to Medicare and other government programs. Accordingly, AdaptHealth’s future revenues and cash flows from government healthcare programs may be delayed and/or reduced. Private payors also may conduct audits and may take legal action to recover alleged overpayments. AdaptHealth could be adversely affected in some of the markets in which it operates if the auditing payor alleges substantial overpayments were made to AdaptHealth due to coding errors or lack of documentation to support medical necessity determinations. AdaptHealth cannot currently predict the adverse impact these measures might have on its financial condition and results of operations, but such impact could be material.
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

We also make available free of charge through our website, https://adapthealth.com/investorrelations, electronic copies of certain documents that we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report.
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

For example, in June 2021, AdaptHealth received notice from Philips that certain ventilator, BiPAP, and CPAP devices would be included in a Philips voluntary recall due to potential health risks to patients. As a result, it was not possible to purchase these products from Philips, which led to shortages in the supply chain, and other suppliers were unable to meet the strong patient demand for these products, which materially affected AdaptHealth’s ability to service patient demand for these devices during the year ended December 31, 2021. Subsequent to December 31, 2021, there was improved ability to purchase these products from alternative suppliers. This recall caused AdaptHealth to incur significant costs, some or all of which may not be recoverable from the product manufacturer.

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

In addition, in November 2023, the FDA issued a Safety Communication warning patients and healthcare providers to carefully monitor Philips DreamStation 2 CPAP machines for signs of overheating due to an increase in reports about thermal issues such as fire, smoke, burns and other signs of overheating while people are using the device. AdaptHealth cannot predict fully the potential legal, regulatory, and financial risks that may arise out of the warning related to the DreamStation 2 CPAP machines and cannot predict whether the FDA or Philips will take further action regarding the DreamStation 2 CPAP machines.

Supply chain disruptions and economy-wide labor shortages in the U.S. have negatively impacted, and may continue to negatively impact, AdaptHealth’s businesses.
Many companies, including AdaptHealth, recently have experienced increased supply chain and labor challenges. Materials, equipment and labor shortages, shipping, logistics and other delays and other supply chain and related disruptions have made it more difficult and costly for AdaptHealth to obtain products or services from third parties. If these types of disruptions continue to occur, it would have a material adverse effect on AdaptHealth’s business, financial condition, results of operations and cash flows. Continued labor shortages have driven a significant increase in competition throughout the industry to attract and retain talent and have also led to increased labor costs.

Union activity is another factor that may contribute to increased labor costs. AdaptHealth currently has a minimal number of union employees, so an increase in labor union activity could have a significant impact on AdaptHealth's labor costs. AdaptHealth's failure to recruit and retain qualified employees, or to control its labor costs, could have a material adverse effect on its business, financial position, results of operations, and cash flows.
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

AdaptHealth has been negatively impacted by inflation and rising interest rates.
Increases in inflation have had, and may continue to have, an adverse effect on AdaptHealth. Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. The cost to manufacture and distribute the equipment and products that AdaptHealth provides to patients is influenced by the cost of materials, labor, and transportation, including fuel costs. AdaptHealth continues to experience inflationary pressure and higher costs as a result of the increasing cost of materials, labor and transportation. The increase in the cost of equipment and products is due in part to a shortage in the availability of certain products, the higher cost of shipping, and general inflationary cost increases. Additionally, it is not certain that AdaptHealth will be able to pass increased costs onto customers to offset inflationary pressures. Continuing increases in inflation could impact the overall demand for AdaptHealth’s products and services, its costs for labor, equipment and products, and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. In addition, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing, workforce wage pressure, and other operational overhead could adversely affect AdaptHealth’s financial results. Although there have been recent increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s primary mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescriptions, orders and delivery.

Current inflationary increases have resulted in higher interest rates, which in turn have resulted in higher interest expense related to AdaptHealth’s variable rate indebtedness. Future increases in inflation may result in higher interest rates which could increase interest expense related to AdaptHealth’s variable rate indebtedness and any borrowings it may undertake to refinance existing fixed rate indebtedness. Higher interest rates also impact the discount rate used in the valuation of intangible assets, including goodwill, and the impact on the discount rate could result in additional impairment charges for such assets. In addition, there can be no assurance that we will be able to refinance our term loan upon maturity, or that any such refinancing would be on terms as favorable as the terms of the existing term loan. If we are unable to refinance the term loan at maturity or are only able to do so at higher interest rates, our interest expense would increase and the amount of our cash flow and our financial condition could be adversely affected.
AdaptHealth’s business depends on its information systems, including software licensed from or hosted by third parties, and any failure or significant disruption or effective cyber-attack on any of these systems, security breaches or improper disclosure of or loss of data could materially affect our business, results of operations and financial condition.
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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. AdaptHealth or its third-party vendors may experience cybersecurity and other breach incidents, including such incidents that remain undetected for an extended period. A cybersecurity attack or other incident that bypasses AdaptHealth’s or its third-party vendors' information systems security could cause a security breach that may lead to a material disruption to AdaptHealth's information systems infrastructure or business and/or involve a significant loss of business or patient health or other protected data or information. If a cybersecurity attack or another unauthorized attempt to access AdaptHealth’s or its third-party vendors' systems or facilities were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact AdaptHealth’s ability to provide various healthcare services.
Even when a security breach is detected, the full extent of the breach may not be determined immediately. If AdaptHealth experiences a reduction in the performance, reliability, or availability of its information systems, its operations and ability to process transactions and produce timely and accurate reports could be materially adversely affected. If AdaptHealth experiences difficulties with the transition and integration of information systems or is unable to implement, maintain, or expand its systems properly, AdaptHealth could suffer from, among other things, operational disruptions, delays, cessation of service, regulatory problems, increases in administrative expenses and other harm to its business and competitive position. For example, in February 2024, AdaptHealth learned that one of its third-party software providers who interfaces with UnitedHealth Group’s Change Healthcare (“Change Healthcare”) information technology systems in connection with AdaptHealth’s claims processing activity had a cybersecurity threat actor gain access to some of the Change Healthcare information technology systems. UnitedHealth Group isolated the impacted systems upon learning of this threat and Change Healthcare has suspended its claims processing activity with AdaptHealth’s third-party software provider. The full impact of this incident has yet to be determined but depending on the duration of the impact and the availability of alternative claims processing engines, it could have an adverse effect on AdaptHealth’s business and results of operations.

There can be no assurance that AdaptHealth’s and its third-party software providers’ safety and security measures and disaster recovery plans will prevent damage, interruption, breach of their information systems and operations or data loss. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, AdaptHealth its third-party software providers’ may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications AdaptHealth develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of its information systems. Unauthorized parties may attempt to gain access to AdaptHealth’s systems or facilities, or those of third parties with whom AdaptHealth does business, including its confidential managed file transfer software providers, through fraud or other forms of deceiving its employees or contractors. Costs and potential problems and interruptions associated with any such unauthorized access or the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems and technology, including systems and technology intended to protect against unauthorized access, also could disrupt or reduce the efficiency of AdaptHealth’s operations.

Any successful cybersecurity attack or other unauthorized access to AdaptHealth’s, AdaptHealth’s third-party vendors’, or any of its or their acquisition targets’ systems, facilities or patient health information also could result in negative publicity, which could damage AdaptHealth’s reputation or brand with its patients, referral sources, payors or other third parties and could subject AdaptHealth to substantial penalties under HIPAA and other federal and state data protection laws, in addition to costs and potential damages associated with private litigation related to those affected. Failure to maintain the security and functionality of AdaptHealth’s information systems and related software or to contract with third parties which do, or a failure to defend a cybersecurity attack or other attempt to gain unauthorized access to AdaptHealth’s, AdaptHealth’s third-party vendors’, or any of its or their acquisition targets’ systems, facilities or patient health information, could expose AdaptHealth to a number of adverse consequences, the vast majority of which are not insurable, including, but not limited to, disruptions in AdaptHealth’s operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, FTC, the Office of Inspector General or state attorneys general), private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, all or any of which could adversely impact AdaptHealth’s financial condition and results of operations.
AdaptHealth's financial performance is affected by continuing efforts by private third-party payors to control their costs, and if AdaptHealth agrees to lower its reimbursement rates due to pricing pressures from such private third-party payors, AdaptHealth’s financial condition and results of operations would likely deteriorate.
AdaptHealth derived approximately 60% and 61% of its net revenue for the years ended December 31, 2023 and 2022, respectively, from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and AdaptHealth may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.
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
Payors that provide coverage for products supplied by AdaptHealth can make changes to their plans and benefit designs that can have an adverse impact on AdaptHealth’s revenue and operations. For example, some payors have shifted coverage for continuous glucose monitors (“CGM”) from the medical benefit to the pharmacy benefit for their insureds. The impact of changing the benefit can include changes to the types of providers that can provide CGM, increased competition from pharmacies, changes to covered amounts, and changes to patient deductibles. Additionally, including CGM under the pharmacy benefit could allow pharmacy benefit managers to attempt to restrict how beneficiaries obtain CGM, including attempts to shift to specifically contracted providers with reduced reimbursement to the supplier or pharmacy. Net revenue from AdaptHealth's diabetes business declined for the year ended December 31, 2023, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel.
Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.
AdaptHealth generated approximately 28% and 27% of its net revenue for the years ended December 31, 2023 and 2022, respectively, through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.

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
AdaptHealth generates a significant portion of its revenue from the provision of sleep therapy equipment and supplies to patients, and AdaptHealth’s success is therefore highly dependent on its ability to furnish these items.
Approximately 39% and 36% of AdaptHealth’s net revenue for the years ended December 31, 2023 and 2022, respectively, was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies to treat their patients suffering from OSA. There can be no assurance that AdaptHealth's sleep therapy equipment and supplies will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand for its equipment and supplies or to maintain meaningful market acceptance will harm its business and future prospects.
AdaptHealth may be adversely affected by consolidation among health insurers and other industry participants.
In recent years, there has been a continuing trend of health insurers merging or increasing efforts to consolidate with other non-governmental payors. Insurers are also increasingly pursuing alignment initiatives with healthcare providers. Consolidation within the health insurance industry may result in insurers having increased negotiating leverage and competitive advantages, such as greater access to performance and pricing data. AdaptHealth’s ability to negotiate prices and favorable terms with health insurers in certain markets could be affected negatively as a result of this consolidation. In addition, the shift toward value-based payment models could be accelerated if larger insurers, including those engaging in consolidation activities, find these models to be financially beneficial. There can be no assurance that AdaptHealth will be able to negotiate favorable terms with payors and otherwise respond effectively to the impact of increased consolidation in the payor industry or vertical integration efforts.

AdaptHealth may be adversely affected if it is unable to maintain current levels of collectability and by the deterioration of the financial condition of AdaptHealth’s payors or disputes with third parties could have a significant negative impact on its financial condition and results of operations.
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
AdaptHealth experiences competition from numerous other sleep therapy equipment, home respiratory, mobility equipment and diabetes medical devices and supplies providers, and this competition could adversely affect its revenues and its business.
The sleep therapy equipment, home respiratory, mobility equipment and diabetes medical devices and supplies markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. The primary competitive factors are quality considerations such as responsiveness, access to payor contracts, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of AdaptHealth’s competitors may now or in the future have greater financial resources or more effective sales and marketing activities. AdaptHealth’s largest national home respiratory/home medical equipment provider competitors include Owens & Minor Inc., Lincare Holdings Inc., Rotech Healthcare, Inc. and Cardinal Health, Inc. The rest of the homecare market in the United States consists of regional providers and product-specific providers, as well as numerous local organizations. Hospitals and health systems are routinely looking to provide coverage and better control of post-acute healthcare services, including homecare services of the types AdaptHealth provides. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value-based purchasing and other payment systems.
New entrants to the sleep therapy equipment, home respiratory/home medical equipment and diabetes medical devices and supplies markets could have a material adverse effect on AdaptHealth’s business, results of operations and financial condition. A number of manufacturers of home respiratory equipment currently provide equipment directly to patients on a limited basis. Such manufacturers have the ability to provide their equipment at prices below those charged by AdaptHealth, and there can be no assurance that such direct-to-patient sales efforts will not increase in the future or that such manufacturers will not seek reimbursement contracts directly with AdaptHealth’s third-party payors, who could seek to provide equipment directly to patients from the manufacturer. In addition, pharmacy benefit managers, including CVS Health Corporation and the OptumRx business of UnitedHealth Group Incorporated, could enter the HME market and compete with AdaptHealth. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and have entered the healthcare market. In the event such companies enter the HME market, AdaptHealth may experience a loss of referrals or revenue.
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

In addition, the development and commercialization of new drugs to address obesity and type 2 diabetes may limit the prospects for AdaptHealth’s current equipment or services. A number of new glucagon-like peptide (GLP-1) receptor agonist drugs, including Mounjaro, Wegovy, and Ozempic, have entered the market. The long-term effect of these drugs on AdaptHealth's business is uncertain. However, these drugs may have a significant impact on obesity rates over time, which may result in reduced demand for our current equipment or services and we may not be able to adapt to those changes to stay competitive.

AdaptHealth’s operations involve the transport of compressed and liquid oxygen, which carries an inherent risk of rupture or other accidents with the potential to cause substantial loss, and have involved the operation of medical gas facilities that are subject to federal and state regulations, which requires significant compliance oversight and expenses.

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

AdaptHealth currently outsources, and from time to time in the future may outsource, a portion of its internal business functions to third-party providers, which has significant risks, and AdaptHealth’s failure to manage these risks successfully could materially adversely affect its business, results of operations, and financial condition.

AdaptHealth currently outsources, and from time to time in the future may outsource, portions of its internal business functions, including billing and administrative functions relating to revenue cycle management and accounts payable, to third-party providers in India and the Philippines, and utilizes third-party managed file transfer software providers to transfer its sensitive and protected customer data. These third-party providers may not comply on a timely basis with all of AdaptHealth’s requirements, or may not provide AdaptHealth with an acceptable level of service or may not protect properly AdaptHealth’s and its customers’ confidential or protected data. This could result in significant disruptions in AdaptHealth’s operations and significantly increase costs to undertake AdaptHealth’s operations, either of which could damage AdaptHealth’s relationships with its customers. In addition, AdaptHealth’s outsourced functions may be negatively impacted by any number of factors, including: political unrest; public health crises; social unrest; cyber-attacks; terrorism; war; vandalism; currency fluctuations; changes to the laws of India, the Philippines, the United States or any other jurisdictions in which AdaptHealth does business or outsources operations; or increases in the cost of labor and supplies in India and the Philippines or any other jurisdiction in which AdaptHealth outsources any portion of its internal or other business functions. AdaptHealth’s outsourced operations may also be affected by trade restrictions, such as tariffs or other trade controls. As a result of its outsourcing activities, it may also be more difficult for AdaptHealth to recruit and retain qualified employees for its business needs at any time. AdaptHealth’s failure to successfully outsource certain of its business functions could materially adversely affect its business, results of operations, and financial condition.

AdaptHealth's ability to successfully operate its business is largely dependent upon the efforts of key personnel of AdaptHealth, including senior management, the loss of any of whom could negatively impact AdaptHealth's operations and financial results.
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
As previously disclosed, Richard Barasch, Chairman of the Board of AdaptHealth and Interim Chief Executive Officer, has been serving as its Interim Chief Executive Officer since the resignation of Stephen Griggs, effective June 30, 2023. Mr. Barasch is expected to continue to serve as Interim Chief Executive Officer until a successor chief executive officer is appointed. AdaptHealth remains highly focused on identifying a replacement chief executive officer; however, there can be no assurances as to the timing of any such appointment.
AdaptHealth’s strategic growth plan, which has historically involved the acquisition of other companies, may not succeed.
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
AdaptHealth’s strategic plan has historically involved acquisitions of home medical equipment providers and such acquisitions remain an element of AdaptHealth's strategy. AdaptHealth may face increased competition for attractive acquisition candidates, which may limit the number of acquisition opportunities available to AdaptHealth or lead to the payment of higher prices for its acquisitions. Without successful acquisitions, AdaptHealth’s future growth rate could decline. In addition, AdaptHealth cannot guarantee that any future acquisitions, if consummated, will result in further growth.
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
Political and economic conditions, including significant global or regional developments such as economic and political events, international conflicts (including the ongoing war in Ukraine and the Hamas-Israel conflict), natural disasters and public health crises that are out of AdaptHealth’s control, could adversely affect its revenue, financial condition and results of operations.

AdaptHealth’s business can be affected by a number of factors that are beyond its control, such as general geopolitical, economic and business conditions, including slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven economic recovery, government actions impacting trade agreements including the imposition of trade restrictions such as tariffs and retaliatory counter measures, government deficit reduction, tax legislation increasing the federal corporate income tax rates, natural and other disasters, public health crises affecting the operations of AdaptHealth or its customers or suppliers, staffing shortages, production slowdowns or stoppages, raw material shortages and disruptions in delivery systems. We continue to monitor the worsening macroeconomic conditions, such as the war in Ukraine, the Hamas-Israel conflict and global geopolitical tension. Turmoil in the financial markets, including in the capital and credit markets, and any uncertainty over its breadth, depth and duration may put pressure on the global economy and could have a negative effect on AdaptHealth’s business. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could cause an economic recession in the United States or worldwide. If global financial markets experience extreme disruption, governments may take unprecedented actions intended to address extreme market conditions that may include severely restricted credit and declines in real estate values. If conditions in the global economy, U.S. economy or other key vertical or geographic markets are weak or uncertain, AdaptHealth could experience material adverse impacts on its revenue, financial condition and results of operations.

AdaptHealth’s current insurance program is expensive to maintain and may expose it to unexpected costs and negatively affect its business, financial condition and results of operations, particularly if it incurs losses not covered by its insurance or if claims or losses differ from its estimates.

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

AdaptHealth also maintains Directors and Officers (D&O) Liability insurance coverage to protect all of its directors and executive officers. As premiums for insurance covering directors' and officers' liability are rising, AdaptHealth may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. There can be no assurance that this D&O coverage will be sufficient to cover the costs of the events that may lead to its invocation, in which case, there could be an adverse impact on AdaptHealth's financial condition, should such an unforeseen event occur. As a result, it may be more difficult for us to attract and retain qualified people to serve on AdaptHealth's board of directors, its board committees, or as executive officers.

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
AdaptHealth derived approximately 27% and 26% of its net revenue for the years ended December 31, 2023 and 2022, respectively, from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. AdaptHealth may also be subject to pre-payment review of certain service lines or products and equipment as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.
As a result of the Public Health Emergency Declaration, National Emergency Declaration, and pursuant to the provisions of the CARES Act, among other things, CMS issued regulatory guidance indicating enforcement discretion and flexibility regarding the provisions of items and services by DMEPOS suppliers like AdaptHealth. These provisions were announced through blanket waivers under Section 1135 of the Social Security Act, two Interim Final Rules with Requests for Comment on April 6, 2020 and May 8, 2020, respectively, and through numerous forms of subregulatory guidance. These provisions included modifications of various requirements under CMS regulations and Medicare and Medicaid program rules that aim to expand the capacity of healthcare providers and suppliers to deliver healthcare services while minimizing the risk of viral exposure. CMS’s changes included the exercise of enforcement discretion with respect to the clinical conditions and face-to-face encounter requirements required under certain national and local coverage determinations applicable to certain items and supplies AdaptHealth offers.

The public health emergency ended on May 11, 2023, which triggered the expiration of many of the waivers, enforcement discretion and flexibilities. AdaptHealth may be required to alter its operations and processes to ensure compliance once these flexibilities and waivers terminate (including flexibilities and waivers terminated by CMS prior to the end of the public health emergency).

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") also provided for a temporary suspension of reduced rates for items and services provided by AdaptHealth. Previously, CMS applied a blended payment rate for DME furnished in rural or noncontiguous non-competitive bidding areas. Pursuant to provisions of the CARES Act, through the end of the public health emergency, that blended rate was based on 50% of the adjusted fee schedule amount (adjusted based on competitively bid prices) and 50% of the unadjusted DMEPOS fee schedule amount. On December 28, 2021, CMS extended the temporary 50/50 blended rate for rural and noncontiguous non-competitive bidding areas after the public health emergency. This 50/50 blended rate was continued in the 2023 DMEPOS Fee Schedule.

The CARES Act introduced a new blended rate for DME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. The Consolidated Appropriations Act, 2023 further extended the 75/25 blended Medicare reimbursement rate in non-competitive bidding/non-rural areas through December 31, 2023. After December 31, 2023, the reimbursement rate has reverted to 100% of the Medicare fee schedule, adjusted to inflation.
While AdaptHealth cannot predict what Medicare payment rates or coverage determinations will be in effect in future years, changes to payment rates or benefit coverages may materially impact its financial condition and results of operations.

The CARES Act temporarily suspended the 2% payment adjustment applied to all Medicare fee-for-service claims under The Budget Control Act of 2011. The 2% BDCA sequestration was reinstated as of July 1, 2022. The payment adjustment has, and may continue to, adversely affect AdaptHealth. Additionally, sequestration may have a continued revenue impact on AdaptHealth's individual contracts with Medicare Advantage Organizations depending on individual contracts.

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

AdaptHealth is subject to United States federal and state healthcare fraud and abuse and false claims laws and regulations, the prosecutions under which have increased in recent years and AdaptHealth may become subject to such litigation, and if AdaptHealth is unable to comply or has not fully complied with such laws, it could face substantial penalties.
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

On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York issued a civil investigative demand to a subsidiary of AdaptHealth, pursuant to the False Claims Act, 31 U.S.C. § 3733 ("FCA") surrounding whether the subsidiary submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. AdaptHealth is fully cooperating with the investigation. Given the investigation is in the early stages, it is not possible to determine whether it will have a material adverse effect on AdaptHealth.
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
AdaptHealth has identified a number of areas throughout its operations, including revenue cycle management, fulfillment logistics, and accounts payable, where it has centralized and/or modified processes or systems in order to attain a higher level of productivity or ensure compliance. Failure to achieve the cost savings or enhanced quality control expected from the successful design and implementation of such initiatives may adversely impact AdaptHealth’s financial condition and results of operations. Additionally, Medicare and Medicaid often change their documentation requirements with respect to claims submissions. The standards and rules for healthcare transactions, code sets and unique identifiers also continue to evolve, such as ICD 10 and HIPAA 5010 and other data security requirements. Moreover, government programs and/or commercial insurance payors may have difficulties administering new standards and rules for healthcare transactions and this may adversely affect timelines of payment or payment error rates. The DMEPOS Competitive Bidding Program also imposes new reporting requirements on contracted providers. Failure by AdaptHealth to successfully design and implement system or process modifications could have a significant impact on its operations and financial condition. From time to time, AdaptHealth’s outsourced contractors for certain information systems functions, such as Brightree LLC and Parachute Health LLC, may make operational, leadership or other changes that could impact AdaptHealth’s plans and cost-savings goals. The implementation of many of the new standards and rules will require AdaptHealth to make substantial investments. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations. If AdaptHealth’s implementation efforts related to systems development are unsuccessful, AdaptHealth may need to write off amounts that it has capitalized related to systems development projects. Additionally, if systems development implementations do not occur, AdaptHealth may need to incur additional costs to support its existing systems.
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
Moreover, provisions of the Patient Protection and Affordable Care Act ("ACA") implemented by CMS require that overpayments be reported and returned within 60 days of the date on which the overpayment is “identified.” Any overpayment retained after this deadline may be considered an “obligation” for purposes of the False Claims Act, liability for which can result in the imposition of substantial fines and penalties. CMS currently requires a six-year “lookback period,” for reporting and returning overpayments.
AdaptHealth cannot currently predict the adverse impact, if any, that these audits, determinations, methodologies and interpretations might have on its financial condition and results of operations.
Significant reimbursement reductions and/or exclusion from markets or product lines could adversely affect AdaptHealth.

In March 2019, CMS announced that it would consolidate all rounds and areas of the DMEPOS Competitive Bidding Program into a single round of competition effective January 1, 2021 named “Round 2021”, to consolidate prior CBAs. Round 2021 contracts became effective on January 1, 2021 and extend through December 31, 2023. CMS included 16 product categories in the Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.
On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that Round 2021 contract awards would only be made for off-the-shelf (OTS) knee and back braces. For the years ended December 31, 2023 and 2022, net revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth has obtained contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.

On May 25, 2023, CMS announced a temporary gap period for the CBP starting January 1, 2024, following the expiration of all Round 2021 contracts for OTS knee and back braces on December 31, 2023. The gap period commenced as anticipated and CMS has yet to announce when the temporary gap period for the CBP would end, but indicated that it would start bidding for the next CBP round after it completes the formal notice and comment rulemaking process and implements necessary changes to the CBP to establish sustainable process, save money for Medicare patients and taxpayers, help limit fraud, waste, and abuse, and ensure patient access to quality items and services. During the temporary gap period, any Medicare-enrolled DMEPOS supplier may furnish DMEPOS items and services to patients, with payment in former CBAs based on 100% of the single payment amount for that CBA (increased by the projected percentage change in Consumer Price Index for All Urban Consumers), and payment in non-CBAs based on fully adjusted rates per the applicable methodology under 42 C.F.R. § 414.210(g).

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

Governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on GHG emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. In October 2023, the state of California enacted the Climate Corporate Data Accountability Act ("SB-253"), which mandates the disclosure of GHG emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act ("SB-261"), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. Both California laws require initial disclosures in 2026. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on AdaptHealth. At the present time, AdaptHealth cannot predict their potential effect on its capital expenditures or results of operations. These events and impacts could materially adversely affect AdaptHealth's business and results of operations.

Risks Related to Our Financial Condition
If AdaptHealth were required to write down all or part of its goodwill, its net earnings and net worth could be materially adversely affected.

AdaptHealth had $2.7 billion of goodwill recorded on its Consolidated Balance Sheets at December 31, 2023. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If AdaptHealth’s market capitalization drops significantly below the amount of net equity recorded on its balance sheet, it might indicate a decline in its fair value and would require AdaptHealth to further evaluate whether its goodwill has been impaired. If, as part of AdaptHealth’s annual review of goodwill, or if any triggering events are identified on an interim basis indicating a possible impairment of goodwill, AdaptHealth is required to write down all or a significant part of its goodwill, its net earnings and net worth would be materially adversely affected, which could affect AdaptHealth’s flexibility to obtain additional financing. In addition, if AdaptHealth’s assumptions used in preparing its valuations for purposes of impairment testing differ materially from actual future results, AdaptHealth may record impairment charges in the future and its financial results may be materially adversely affected. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value, including the revenue growth rates, discount rate, and control premium used to estimate the reporting unit’s fair value, and judgment about impairment triggering events.
During the year ended December 31, 2023, AdaptHealth experienced declines in its market capitalization as a result of a sustained decrease in AdaptHealth's stock price and also revised its financial projections. AdaptHealth considered these items to represent triggering events and performed a goodwill impairment test at each quarterly reporting date during 2023. Based on the results of the tests performed as of September 30, 2023 and December 31, 2023, it was concluded that the estimated fair value of AdaptHealth’s reporting unit was less than its carrying values at such dates, as such, AdaptHealth recognized an aggregate non-cash goodwill impairment charge of $830.8 million during the year ended December 31, 2023. If in future periods AdaptHealth were to experience a further decline in its market capitalization or expected results for a sustained period of time, AdaptHealth may be required to perform an additional goodwill impairment test at an interim or annual period and could be required to recognize an additional non-cash goodwill impairment charge at that time, which could be material.
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
Risks Related to Our Securities
We may not be able to effectively maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us or remediate existing material weaknesses.

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

As described in Item 9A. “Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of December 31, 2023 and our independent registered public accounting firm has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of December 31, 2023. We concluded that our internal control over financial reporting was ineffective as of December 31, 2023 because material weaknesses existed in our internal control over financial reporting which were identified in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2023.

As described in Item 9A. “Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of December 31, 2022 as described in our December 31, 2022 Annual Report on Form 10-K because material weaknesses existed in our internal control over financial reporting which were identified in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2022. We have taken a number of measures to remediate the material weaknesses identified as of December 31, 2022, and such material weaknesses have been remediated as of December 31, 2023 as described in Item 9A, “Controls and Procedures”.

With respect to the material weaknesses identified as of December 31, 2023, we plan to continue to implement measures to remediate such material weaknesses as described in Item 9A. “Controls and Procedures”; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information.

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
•sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism, including the war in Ukraine and the Hamas-Israel conflict.
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

The timing and amount of AdaptHealth’s share repurchases are subject to a number of uncertainties that could negatively impact the value of AdaptHealth’s shares and its liquidity.

AdaptHealth’s board of directors authorized a share repurchase program for up to $200.0 million of AdaptHealth’s Common Stock, which expired on December 31, 2023. As of December 31, 2023, $43.3 million was repurchased under the share repurchase program.

In the future, AdaptHealth's board of directors could authorize a share repurchase program. There can be no assurance as to the timing or amount of future share repurchases. If authorized by the board, shares may be repurchased from time to time on the open market, through privately negotiated transactions or otherwise, as permitted under Exchange Act Rule 10b-18. The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
The Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a 1% excise tax on net repurchases of shares by AdaptHealth beginning January 1, 2023. The imposition of the excise tax on repurchases of AdaptHealth’s shares have and could continue to increase the cost to AdaptHealth of making repurchases and may cause management to reduce the number of shares repurchased in the future if a similar program is authorized. Additional considerations that could cause management to limit, suspend or delay future stock repurchases include:
•unfavorable market conditions;
•trading price of AdaptHealth’s common stock;
•nature and magnitude of other investment opportunities available to AdaptHealth from time to time;
•use of available cash to pay down indebtedness; and
•other allocations of available cash.

Certain of AdaptHealth's principal stockholders have significant influence over us.
As of December 31, 2023, OEP AHCO Investment Holdings, LLC and Deerfield Management Company, L.P. beneficially owned approximately 10.42% and 10.26% of AdaptHealth’s Common Stock, respectively. Additionally, Deerfield Management Company, L.P. beneficially owns 124,060.02 shares of Series B-1 Preferred Stock, which is convertible into 12,406,002 shares of Common Stock, and 1,640,981 warrants, which may be exercised for equal number of shares of Common Stock, each of which are subject to certain restrictions. As long as OEP AHCO Investment Holdings, LLC and/or Deerfield Management Company, L.P. own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our Charter or Amended and Restated Bylaws (our “Bylaws”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

The interests of OEP AHCO Investment Holdings, LLC and/or Deerfield Management Company, L.P. may not align with the interests of our other stockholders. Each of OEP AHCO Investment Holdings, LLC and Deerfield Management Company, L.P. are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Each of OEP AHCO Investment Holdings, LLC and Deerfield Management Company, L.P. may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our Charter provides that our stockholders and our directors, including any who were designated by any of our stockholders, other than any such persons who are employees of us or any of our subsidiaries, do not have any obligation to offer to us any corporate opportunity of which he or she may become aware prior to offering such opportunities to other entities with which they may be affiliated, subject to certain limited exceptions.

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
AdaptHealth, f/k/a DFB Healthcare Acquisitions Corp. ("DFB"), was originally formed in November 2017 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. On July 8, 2019, AdaptHealth Holdings LLC ("AdaptHealth Holdings") entered into an Agreement and Plan of Merger (the "Merger Agreement"), as amended on October 15, 2019, with DFB, pursuant to which AdaptHealth Holdings combined with DFB (the "Business Combination"). The Business Combination closed on November 8, 2019. In connection with the Business Combination, the name of the combined company was changed to AdaptHealth Corp.
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
Simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Common Stock at $11.50 per share. As of December 31, 2023, there were 3,871,557 private placement warrants outstanding, which have an expiration date of November 20, 2024. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

AdaptHealth has physical, technical, and administrative security measures in place for Information Technology ("IT") systems, including a disaster recovery plan, designed to identify, protect, detect and respond to, and manage reasonably foreseeable cybersecurity risks and threats. AdaptHealth leverages applicable guidelines from standards such as the National Institute of Standards and Technology (“NIST”) Special Publication 800, and its disaster recovery plan is managed by AdaptHealth’s Chief Technology Officer (the “CTO”), Chief Information Officer (the “CIO”) and Chief Information Security Officer (the “CISO”), in collaboration across lines of business and corporate functions. AdaptHealth has internal programs to identify and remediate vulnerabilities in its infrastructure and applications, and it deploys market leading defense tools to protect and secure its network and data. These vulnerabilities and threats are also proactively monitored by AdaptHealth’s third party cybersecurity service providers.

AdaptHealth’s security measures aim to prevent cyber threats and vulnerabilities. This includes a vendor management and risk assessment program to ensure the third party environments in which AdaptHealth’s data is stored or processed are built to standards sufficient to satisfy HIPAA security requirements. This includes a risk-based due diligence process in selecting third-party service providers, which covers the third-party vendor’s general IT controls and IT facilities used to service AdaptHealth’s business. AdaptHealth believes that these processes are essential to support its compliance, internal controls and efficiency initiatives.

During the period covered by this report, AdaptHealth has not identified any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect AdaptHealth, including its business strategy, results of operations or financial condition. For further discussion on AdaptHealth’s risks from cybersecurity threats, see Item 1A, Risk Factors - “AdaptHealth’s business depends on its information systems, including software licensed from third parties, and any failure or significant disruptions of these systems, security breaches or loss of data could materially affect our business, results of operations and financial condition.”
Cybersecurity Governance

AdaptHealth’s Board of Directors is responsible for oversight of AdaptHealth's cyber risk management program, including risk identification, mitigation strategy and efforts, and resources. AdaptHealth’s cybersecurity program is led by AdaptHealth’s CTO, CIO and CISO, who provide periodic updates to the Audit Committee of AdaptHealth's Board of Directors about the program, including information about cyber risk management governance and the status of ongoing efforts to strengthen cybersecurity effectiveness. The CTO, CIO and CISO are senior-level executives with over fifty years of combined experience in the areas of cybersecurity and information technology. Prior to their current roles, the CTO, CIO and CISO previously served in similar positions at other reputable companies, including Fortune 500 companies.

AdaptHealth's Audit Committee is responsible for reviewing AdaptHealth's cybersecurity risks and incidents, and for overseeing management’s controls over information security. The Audit Committee considers and reviews, at least annually, with the Company's CTO, CIO and CISO, the adequacy and effectiveness of the Company’s monitoring of, and system of internal controls over, cybersecurity matters, including data and privacy protection policies and programs and the cybersecurity materiality matrix utilized to determine timely disclosures. The Audit Committee also discusses any significant cybersecurity incidents or risk exposures that have come to management’s attention during the conduct of their assessments and the steps management has taken to mitigate such exposures.
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
Our Common Stock is currently listed on Nasdaq under the symbol “AHCO.” As of February 23, 2024, there were 41 holders of record of shares of our Common Stock. Such number does not include beneficial owners holding our securities through nominee names.
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
Issuer Purchases of Equity Securities
The following table shows information with respect to purchases of our Common Stock made during the three months ended December 31, 2023 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar amount remaining that may be used to purchase shares under the plans or programs (in thousands) (1)
October 1 - 31, 2023	2,227,312	$7.88	2,227,312	$159,252
November 1 - 30, 2023	324,935	$7.51	324,935	$156,811
December 1 - 31, 2023	—	$—	—	$156,811
Total	2,552,247		2,552,247
(1)The Company’s board of directors authorized a share repurchase program for up to $200.0 million of the Company’s Common Stock, which expired on December 31, 2023.
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
AdaptHealth Corp. Overview
AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment ("HME"), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea ("OSA"), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2023, AdaptHealth serviced approximately 4.1 million patients annually in all 50 states through its network of approximately 680 locations in 47 states. The Company's principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.
Impact of Inflation
Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. The cost to manufacture and distribute the equipment and products that AdaptHealth provides to patients is influenced by the cost of materials, labor, and transportation, including fuel costs. AdaptHealth continues to experience inflationary pressure and higher costs as a result of the increasing cost of materials, labor and transportation. The increase in the cost of equipment and products is due in part to higher cost of shipping and general inflationary cost increases. Additionally, it is not certain that AdaptHealth will be able to pass increased costs onto customers to offset inflationary pressures. Continuing increases in inflation could impact the overall demand for AdaptHealth’s products and services, its costs for labor, equipment and products, and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. In addition, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect AdaptHealth’s financial results. Although there have been increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescriptions, orders and delivery. In April 2023, AdaptHealth formalized a cost management program to drive operating efficiencies and implement more simplified and scalable business processes. The steps in the program were substantially complete as of December 31, 2023. The program included a rationalization of AdaptHealth's real estate footprint, renegotiation of certain supply contracts, workforce reductions, and expanded use of more efficient operating models for certain back-office functions. These changes reflect AdaptHealth's continued strategic focus on process standardization and efficiency across the enterprise through technology and related investments. This program delivered Adjusted EBITDA improvement in 2023 of approximately $25 million, and is expected to result in approximately $40 million of annualized Adjusted EBITDA improvement in future years. The cost to achieve this program during the year ended December 31, 2023 was approximately $14.3 million. In addition, AdaptHealth continues to evaluate opportunities to rationalize its operating footprint and related cost structure to better align with business needs.
Key Components of Operating Results
Net Revenue. Net revenue is recognized for services and related products that AdaptHealth provides to patients for home healthcare equipment, medical supplies to the home and related services. AdaptHealth' s primary product lines are (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from OSA, (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv)

oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. Revenues are recognized either at a point in time for the sale of supplies and disposables, over the service period for equipment rental (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment), net of implicit price concessions for amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers, or in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements. Certain trends or uncertainties that may have a material impact on revenue growth and operating results include the Company's ability to obtain new patient starts and to generate referrals from patient referral sources and the ability to meet the increased demand considering inflationary pressures.
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
Factors Affecting AdaptHealth’s Operating Results
AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:
Goodwill Impairment
AdaptHealth has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions AdaptHealth has made. Goodwill is not amortized, rather, it is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in AdaptHealth's stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. AdaptHealth performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. AdaptHealth first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, AdaptHealth applies the quantitative impairment test to identify and measure the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value, including the revenue growth rates, discount rate, and control premium used to estimate the reporting unit’s fair value, and judgment about impairment triggering events. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future.
During the year ended December 31, 2023, AdaptHealth experienced declines in its market capitalization as a result of sustained decreases in AdaptHealth's stock price and also revised its financial projections. AdaptHealth considered these items to represent triggering events and performed a goodwill impairment test at each quarterly reporting date during 2023. Based on the results of the tests performed as of September 30, 2023 and December 31, 2023, it was concluded that the estimated fair value of AdaptHealth's reporting unit was less than its carrying values at such dates; as such, AdaptHealth recognized an aggregate non-cash goodwill impairment charge of $830.8 million during the year ended December 31, 2023, which included an impairment charge of $318.9 million recognized during the fourth quarter. If in future periods AdaptHealth were to experience a further decline in its market capitalization or expected results for a sustained period of time, AdaptHealth may be required to perform an additional goodwill impairment test at an interim or annual period and could be required to recognize an additional non-cash goodwill impairment charge at that time, which could be material.
Acquisitions
AdaptHealth accounts for its acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of AdaptHealth for the periods following the closing of the acquisition. See Note 3, Acquisitions, included in our consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K for additional information regarding AdaptHealth’s acquisitions.
Debt
In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement, which was subsequently amended in April 2021 and March 2023 (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of an $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026.
In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year, and began on March 1, 2022. In January 2021, AdaptHealth issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year, and began on August 1, 2021. In July 2020, AdaptHealth issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the “6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year, and began on February 1, 2021. See section below, titled Liquidity and Capital Resources, for additional discussion related to AdaptHealth’s senior unsecured notes.
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
Total net revenue is comprised of net sales revenue and net revenue from fixed monthly equipment reimbursements. Net sales revenue consists of revenue recognized at a point in time for the sale of supplies and disposables and revenue recognized in connection with at-risk capitation arrangements. Net revenue from fixed monthly equipment reimbursements consists of revenue recognized over the service period for equipment (including, but not limited to, CPAP machines, oxygen concentrators, ventilators, hospital beds, wheelchairs and other equipment).

	Three Months Ended
Net Revenue	March 31, 2023		June 30, 2023		September 30, 2023		December 31, 2023
(in thousands, except revenue percentage, "%")	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue - Point in time
Sleep	$213,457	28.7%	$215,849	27.2%	$227,005	28.2%	$240,808	28.1%	$897,119	28.0%
Diabetes	142,544	19.1%	165,021	20.8%	157,328	19.6%	182,538	21.3%	647,431	20.2%
Supplies to the home	46,555	6.3%	48,323	6.1%	48,349	6.0%	49,248	5.7%	192,475	6.0%
Respiratory	7,929	1.1%	8,191	1.0%	8,164	1.0%	8,086	0.9%	32,370	1.0%
HME	28,563	3.8%	27,237	3.4%	27,095	3.4%	27,302	3.2%	110,197	3.4%
Other	53,207	7.1%	57,012	7.3%	64,184	8.0%	77,307	9.0%	251,710	8.0%
Total Net sales revenue	$492,255	66.1%	$521,633	65.8%	$532,125	66.2%	$585,289	68.2%	$2,131,302	66.6%

Net revenue from fixed monthly equipment reimbursements
Sleep	$80,922	10.9%	$86,783	10.9%	$88,387	11.0%	$87,957	10.2%	$344,049	10.8%
Diabetes	3,831	0.5%	3,886	0.5%	2,609	0.3%	2,282	0.3%	12,608	0.4%
Respiratory	134,723	18.1%	145,889	18.4%	142,919	17.8%	142,919	16.7%	566,450	17.7%
HME	22,341	3.0%	23,974	3.0%	25,087	3.1%	24,926	2.9%	96,328	3.0%
Other	10,554	1.4%	11,121	1.4%	12,904	1.6%	14,861	1.7%	49,440	1.5%
Total Net revenue from fixed monthly equipment reimbursements	$252,371	33.9%	$271,653	34.2%	$271,906	33.8%	$272,945	31.8%	$1,068,875	33.4%

Total net revenue
Sleep	$294,379	39.6%	$302,632	38.1%	$315,392	39.2%	$328,765	38.3%	$1,241,168	38.8%
Diabetes	146,375	19.6%	168,907	21.3%	159,937	19.9%	184,820	21.6%	660,039	20.6%
Supplies to the home	46,555	6.3%	48,323	6.1%	48,349	6.0%	49,248	5.7%	192,475	6.0%
Respiratory	142,652	19.2%	154,080	19.4%	151,083	18.8%	151,005	17.6%	598,820	18.7%
HME	50,904	6.8%	51,211	6.4%	52,182	6.5%	52,228	6.1%	206,525	6.4%
Other	63,761	8.5%	68,133	8.7%	77,088	9.6%	92,168	10.7%	301,150	9.5%
Total Net revenue	$744,626	100.0%	$793,286	100.0%	$804,031	100.0%	$858,234	100.0%	$3,200,177	100.0%

	Three Months Ended
Net Revenue	March 31, 2022		June 30, 2022		September 30, 2022		December 31, 2022
(in thousands, except revenue percentage, "%")	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue - Point in time
Sleep	$192,335	27.2%	$194,693	26.8%	$198,206	26.2%	$208,787	26.8%	$794,021	26.7%
Diabetes	151,359	21.4%	162,259	22.3%	169,075	22.3%	188,295	24.1%	670,988	22.6%
Supplies to the home	39,865	5.6%	43,881	6.0%	47,793	6.3%	47,787	6.1%	179,326	6.0%
Respiratory	8,145	1.2%	7,891	1.1%	9,734	1.3%	8,572	1.1%	34,342	1.2%
HME	30,052	4.3%	30,313	4.2%	29,463	3.9%	28,714	3.7%	118,542	4.0%
Other	54,199	7.7%	53,617	7.3%	58,252	7.7%	52,393	6.7%	218,461	7.4%
Total Net sales revenue	$475,955	67.4%	$492,654	67.7%	$512,523	67.7%	$534,548	68.5%	$2,015,680	67.9%

Net revenue from fixed monthly equipment reimbursements
Sleep	$57,938	8.2%	$65,661	9.0%	$72,423	9.6%	$76,683	9.8%	$272,705	9.2%
Diabetes	3,946	0.6%	4,034	0.6%	4,211	0.6%	3,912	0.5%	16,103	0.5%
Respiratory	132,580	18.8%	128,865	17.7%	130,618	17.3%	128,634	16.5%	520,697	17.5%
HME	25,725	3.6%	25,547	3.5%	25,482	3.4%	25,502	3.3%	102,256	3.4%
Other	10,059	1.4%	10,853	1.5%	11,238	1.4%	11,004	1.4%	43,154	1.5%
Total Net revenue from fixed monthly equipment reimbursements	$230,248	32.6%	$234,960	32.3%	$243,972	32.3%	$245,735	31.5%	$954,915	32.1%

Total Net revenue
Sleep	$250,273	35.4%	$260,354	35.8%	$270,629	35.8%	$285,470	36.6%	$1,066,726	35.9%
Diabetes	155,305	22.0%	166,293	22.9%	173,286	22.9%	192,207	24.6%	687,091	23.1%
Supplies to the home	39,865	5.6%	43,881	6.0%	47,793	6.3%	47,787	6.1%	179,326	6.0%
Respiratory	140,725	20.0%	136,756	18.8%	140,352	18.6%	137,206	17.6%	555,039	18.7%
HME	55,777	7.9%	55,860	7.7%	54,945	7.3%	54,216	7.0%	220,798	7.4%
Other	64,258	9.1%	64,470	8.8%	69,490	9.1%	63,397	8.1%	261,615	8.9%
Total Net revenue	$706,203	100.0%	$727,614	100.0%	$756,495	100.0%	$780,283	100.0%	$2,970,595	100.0%

	Three Months Ended
Net Revenue	March 31, 2021		June 30, 2021		September 30, 2021		December 31, 2021
(in thousands, except revenue percentage, "%")	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue - Point in time
Sleep	$128,682	26.7%	$163,331	26.5%	$173,359	26.5%	$188,758	26.9%	$654,130	26.6%
Diabetes	95,017	19.7%	123,314	20.0%	134,228	20.5%	175,523	25.0%	528,082	21.5%
Supplies to the home	41,363	8.6%	42,675	6.9%	42,441	6.5%	41,351	5.9%	167,830	6.8%
Respiratory	5,621	1.2%	13,154	2.1%	6,228	1.0%	6,013	0.9%	31,016	1.3%
HME	23,401	4.9%	29,268	4.7%	29,919	4.6%	31,217	4.4%	113,805	4.6%
Other	23,181	4.8%	28,855	4.7%	45,996	7.1%	46,511	6.6%	144,543	6.0%
Total Net sales revenue	$317,265	65.8%	$400,597	64.9%	$432,171	66.2%	$489,373	69.7%	$1,639,406	66.8%

Net revenue from fixed monthly equipment reimbursements
Sleep	$48,109	10.0%	$66,335	10.8%	$62,755	9.6%	$60,053	8.6%	$237,252	9.7%
Diabetes	2,853	0.6%	3,216	0.5%	3,722	0.6%	3,332	0.5%	13,123	0.5%
Respiratory	83,454	17.3%	111,528	18.1%	117,918	18.0%	114,370	16.3%	427,270	17.4%
HME	20,380	4.2%	24,431	4.0%	26,043	4.0%	25,082	3.6%	95,936	3.9%
Other	10,058	2.1%	10,910	1.7%	10,684	1.6%	9,896	1.3%	41,548	1.7%
Total Net revenue from fixed monthly equipment reimbursements	$164,854	34.2%	$216,420	35.1%	$221,122	33.8%	$212,733	30.3%	$815,129	33.2%

Total Net revenue
Sleep	$176,791	36.7%	$229,666	37.3%	$236,114	36.1%	$248,811	35.5%	$891,382	36.3%
Diabetes	97,870	20.3%	126,530	20.5%	137,950	21.1%	178,855	25.5%	541,205	22.0%
Supplies to the home	41,363	8.6%	42,675	6.9%	42,441	6.5%	41,351	5.9%	167,830	6.8%
Respiratory	89,075	18.5%	124,682	20.2%	124,146	19.0%	120,383	17.2%	458,286	18.7%
HME	43,781	9.1%	53,699	8.7%	55,962	8.6%	56,299	8.0%	209,741	8.5%
Other	33,239	6.9%	39,765	6.4%	56,680	8.7%	56,407	7.9%	186,091	7.7%
Total Net revenue	$482,119	100.0%	$617,017	100.0%	$653,293	100.0%	$702,106	100.0%	$2,454,535	100.0%

Results of Operations
Comparison of Year Ended December 31, 2023 and Year Ended December 31, 2022.
The following table summarizes AdaptHealth’s consolidated results of operations for the years ended December 31, 2023 and 2022:

(in thousands, except percentages)	Year Ended December 31,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
	(Unaudited)
Net revenue	$3,200,177	100.0%	$2,970,595	100.0%	$229,582	7.7%
Costs and expenses:
Cost of net revenue	2,720,613	85.0%	2,553,169	85.9%	167,444	6.6%
General and administrative expenses	190,091	5.9%	162,125	5.5%	27,966	17.2%
Depreciation and amortization, excluding patient equipment depreciation	57,087	1.8%	64,890	2.2%	(7,803)	(12.0)%
Goodwill impairment	830,787	26.0%	—	—%	830,787	—%
Total costs and expenses	3,798,578	118.7%	2,780,184	93.6%	1,018,394	36.6%
Operating (loss) income	(598,401)	(18.7)%	190,411	6.4%	(788,812)	(414.3)%
Interest expense, net	130,299	4.1%	109,414	3.7%	20,885	19.1%
Change in fair value of warrant liability	(34,482)	(1.1)%	(17,158)	(0.6)%	(17,324)	101.0%
Other loss, net	29,566	0.9%	253	—%	29,313	11586.2%
(Loss) income before income taxes	(723,784)	(22.6)%	97,902	3.3%	(821,686)	(839.3)%
Income tax (benefit) expense	(49,004)	(1.5)%	24,769	0.8%	(73,773)	(297.8)%
Net (loss) income	(674,780)	(21.1)%	73,133	2.5%	(747,913)	(1022.7)%
Income attributable to noncontrolling interests	4,115	0.1%	3,817	0.1%	298	7.8%
Net (loss) income attributable to AdaptHealth Corp.	$(678,895)	(21.2)%	$69,316	2.4%	$(748,211)	(1079.4)%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Variance 2023 vs. 2022
(in thousands, except percentages)	$	%
	(Unaudited)
Revenue change driver:
Increase from non-acquired growth	$217,268	7.3%
Increase from acquisitions	12,314	0.4%
Total change in net revenue	$229,582	7.7%
Net revenue for the years ended December 31, 2023 and 2022 was $3,200.2 million and $2,970.6 million, respectively, an increase of $229.6 million or 7.7%. The increase in net revenue was primarily driven by non-acquired growth of $217.3 million, as well as acquisitions, which increased net revenue by $12.3 million.

Net revenue from AdaptHealth's sleep business increased by $174.4 million, or 16.4%, for the year ended December 31, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. Net revenue from AdaptHealth's respiratory business increased by $43.8 million, or 7.9%, for the year ended December 31, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. Net revenue from AdaptHealth's diabetes business decreased by $27.1 million, or 3.9%, for the year ended December 31, 2023 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel, as well as the effect from manufacturers bringing additional distribution business in-house, partially offset by an increase in CGM patient census.
For the year ended December 31, 2023, net sales revenue (recognized at a point in time) comprised 67% of total net revenue, compared to 68% of total net revenue for the year ended December 31, 2022. For the year ended December 31, 2023, net revenue from fixed monthly equipment reimbursements comprised 33% of total net revenue, compared to 32% of total net revenue for the year ended December 31, 2022.

Cost of Net Revenue.
The following table summarizes cost of net revenue for the years ended December 31, 2023 and 2022:

(in thousands, except percentages)	Year Ended December 31,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
(Unaudited)
Costs of net revenue:
Cost of products and supplies	$1,305,219	40.8%	$1,199,481	40.4%	$105,738	8.8%
Salaries, labor and benefits	785,876	24.5%	777,306	26.1%	8,570	1.1%
Patient equipment depreciation	325,696	10.2%	286,288	9.6%	39,408	13.8%
Rent and occupancy	67,783	2.1%	64,375	2.2%	3,408	5.3%
Other operating expenses	236,039	7.4%	225,719	7.6%	10,320	4.6%
Total cost of net revenue	$2,720,613	85.0%	$2,553,169	85.9%	$167,444	6.6%
Cost of net revenue for the years ended December 31, 2023 and 2022 was $2,720.6 million and $2,553.2 million, respectively, an increase of $167.4 million or 6.6%. Costs of products and supplies increased by $105.7 million primarily as a result of increased net sales revenue and general inflationary cost increases. Salaries, labor and benefits increased by $8.6 million, primarily due to increased benefit costs, annual merit increases, and workforce wage pressure driven by inflation, partially offset by cost savings actions driven by headcount reductions. Patient equipment depreciation was 10.2% of net revenue in 2023 compared to 9.6% in 2022, primarily as a result of higher medical equipment prices and rental counts.
General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2023 and 2022 were $190.1 million and $162.1 million, respectively, an increase of $28.0 million or 17.2%. This increase is primarily due to higher professional fees and higher equity-based compensation expense, partially offset by lower transaction costs. General and administrative expenses as a percentage of net revenue was 5.9% in 2023, compared to 5.5% in 2022. General and administrative expenses in 2023 included $19.6 million of equity-based compensation expense, $1.0 million of transaction costs, and other non-recurring expenses of $28.9 million, primarily consisting of $12.8 million of expenses associated with litigation, $6.5 million of expenses associated with cost savings initiatives, and $5.6 million of expenses associated with systems implementation activities. General and administrative expenses in 2022 included $15.8 million of equity-based compensation expense, $6.0 million of transaction costs, and other non-recurring expenses of $19.7 million, primarily consisting of $11.7 million of consulting expenses associated with systems implementation activities and post-implementation support services and $7.4 million of expenses associated with litigation.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the years ended December 31, 2023 and 2022 was $57.1 million and $64.9 million, respectively, a decrease of $7.8 million, primarily related to lower intangible amortization expense.

Goodwill Impairment. The Company performed a goodwill impairment test at each quarterly reporting date during 2023, and based on the results of the tests performed at September 30, 2023 and December 31, 2023, it was concluded that the estimated fair value of AdaptHealth’s reporting unit was less than its carrying values at such dates, as such, AdaptHealth recognized an aggregate non-cash goodwill impairment charge of $830.8 million. See Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
Interest Expense, net. Interest expense, net for the years ended December 31, 2023 and 2022 was $130.3 million and $109.4 million, respectively. Interest expense related to AdaptHealth's credit agreement increased by $27.6 million in 2023 compared to 2022 as a result of higher interest rates, offset by lower average outstanding borrowings in 2023 compared to 2022. Interest expense on AdaptHealth's finance leases increased by $1.1 million in 2023 compared to 2022. These increases were offset by a reduction in interest expense of $8.3 million related to AdaptHealth's interest rate swap agreements.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 11, Stockholders' Equity – Warrants, to the accompanying December 31, 2023 consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in 2023 and 2022 for the change in the estimated fair value of such liability during the respective periods.

Other loss, net. Other loss, net for the year ended December 31, 2023 consisted of an expense of $25.1 million relating to an agreement to settle a previously disclosed securities class action lawsuit, net of expected contributions from the Company’s insurers, $4.8 million of lease termination costs associated with a cost management program, $0.9 million of impairments of operating lease right-of-use assets, $1.2 million of expenses associated with other legal settlements, and a $0.3 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition, offset by income of $2.5 million related to changes in AdaptHealth’s estimated TRA liability, and $0.3 million of equity income related to an equity method investment. Other loss, net for the year ended December 31, 2022 consisted of $3.2 million of expenses associated with legal settlements, $2.2 million of increases in the fair value of contingent consideration liabilities related to acquisitions, and $0.2 million of other charges, offset by income of $2.9 million related to changes in AdaptHealth’s estimated TRA liability and $2.4 million in gains from asset sales.

Income Tax (Benefit) Expense. Income tax benefit for the year ended December 31, 2023 was $49.0 million compared to income tax expense of $24.8 million for the year ended December 31, 2022. Income tax expense on ordinary income for the year ended December 31, 2023 decreased as compared to the year ended December 31, 2022 due to lower pre-tax income net of warrant liability fair value adjustments. Additionally, the Company recognized a $64.8 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges of $830.8 million recognized during the year ended December 31, 2023. See Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
Comparison of Year Ended December 31, 2022 and Year Ended December 31, 2021.
For a comparison of AdaptHealth's results of operations for the years ended December 31, 2022 and December 31, 2021, see "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Operations" of AdaptHealth's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
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
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus loss on extinguishment of debt, equity-based compensation expense, transaction costs, change in fair value of the warrant liability, goodwill impairment, change in fair value of the contingent consideration common shares liability, litigation settlement expense, and certain other non-recurring items of expense or income.
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
The following unaudited table presents the reconciliation of net (loss) income attributable to AdaptHealth Corp., to EBITDA and Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
	(Unaudited)
Net (loss) income attributable to AdaptHealth Corp.	$(678,895)	$69,316	$156,175
Income attributable to noncontrolling interest	4,115	3,817	1,978
Interest expense, net	130,299	109,414	95,195
Income tax (benefit) expense	(49,004)	24,769	32,806
Depreciation and amortization, including patient equipment depreciation	382,783	351,178	258,053
EBITDA	(210,702)	558,494	544,207
Loss on extinguishment of debt (a)	—	—	20,189
Equity-based compensation expense (b)	22,468	22,397	25,323
Transaction costs (c)	960	6,003	49,081
Change in fair value of warrant liability (d)	(34,482)	(17,158)	(53,181)
Goodwill impairment (e)	830,787	—	—
Change in fair value of contingent consideration common shares liability (f)	—	—	(29,389)
Litigation settlement expense (g)	25,140	—	—
Other non-recurring expenses, net (h)	36,624	24,034	9,688
Adjusted EBITDA	$670,795	$593,770	$565,918
Net (loss) income attributable to AdaptHealth Corp. as a percentage of net revenue	(21.2)%	2.3%	6.4%
Adjusted EBITDA as a percentage of net revenue	21.0%	20.0%	23.1%
(a)Represents the write-off of unamortized deferred financing costs and other expenses related to refinancing of debt and prepayment penalties for early debt payoff.
(b)Represents non-cash equity-based compensation expense for awards granted to employees and non-employee directors.
(c)Represents transaction costs and expenses related to integration efforts related to acquisitions.
(d)Represents non-cash gains for the changes in the estimated fair value of the warrant liability. See Note 11, Stockholders’ Equity – Warrants, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2023 for additional discussion of such non-cash gains.
(e)Represents non-cash goodwill impairment charges as a result of the fair value of the Company’s reporting unit being less than its carrying value. See Note 5, Goodwill and Identifiable Intangible Assets, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2023 for additional discussion of such impairment charges.
(f)Represents a non-cash gain for the change in the estimated fair value of the contingent consideration common shares liability. See Note 11, Stockholders’ Equity – Contingent Consideration Common Shares, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2023 for additional discussion of such non-cash gain.
(g)Represents an expense relating to an agreement to settle a previously disclosed securities class action lawsuit, net of expected contributions from the Company’s insurers. See Note 16, Commitments and Contingencies, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2023 for additional discussion of such agreement.
(h)The 2023 period consists of $13.9 million of expenses associated with litigation, $7.1 million of severance charges (of which $2.9 million relates to the separation of the Company's former CEO), $5.6 million of consulting expenses associated with systems implementation activities, $5.2 million of consulting expenses associated with cost savings initiatives, $4.8 million of lease termination costs associated with a cost management program, $0.9 million of net impairments of operating lease right-of-use assets as a result of vacating the leased facilities, and $1.6 million of other non-recurring expenses, offset by income of $2.5 million related to changes in AdaptHealth's estimated TRA liability. The 2022 period consists of $11.7 million of consulting expenses associated with systems implementation activities and post-implementation support services, $10.5 million of expenses associated with litigation, a $0.8 million loss related to the write-off of an investment, and $3.9 million of net other non-recurring expenses, offset by income of $2.9 million related to changes in AdaptHealth’s estimated TRA liability. The 2021 period includes $2.1 million of expenses related to legal and other costs associated with the separation of the Company’s former Co-CEO, $3.9 million of expenses associated with litigation, claims and settlements, $1.9 million of expenses associated with lease terminations, and $4.6 million of net other non-recurring expenses, offset by a $1.9 million gain in connection with the consolidation of an equity method investment, and $0.9 million of net reductions in the fair value of contingent consideration liabilities related to acquisitions.
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
Free cash flow should not be considered as a measure of financial performance under U.S. GAAP. Accordingly, this key business metric has limitations as an analytical tool. It should not be considered as an alternative to any performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of AdaptHealth’s liquidity.
AdaptHealth defines free cash flow as net cash provided by operating activities less cash paid for purchases of equipment and other fixed assets. For further discussion on free cash flow, including a reconciliation from cash flows provided by operating activities, see Liquidity and Capital Resources - Free Cash Flow below.
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
AdaptHealth may seek additional equity or debt financing in connection with the growth of its business, primarily for acquisitions. In addition, economic conditions may cause disruption in the capital markets, which could make financing more difficult and/or expensive. In the event that additional financing is required from outside sources, AdaptHealth may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, AdaptHealth’s business, results of operations, and financial condition could be materially adversely affected.
As of December 31, 2023, AdaptHealth had approximately $77.1 million of cash.

At December 31, 2023, AdaptHealth had $720.0 million outstanding under its existing credit facility. In January 2021, AdaptHealth refinanced its debt borrowings and entered into a new credit agreement, which was subsequently amended in April 2021 and March 2023 (the “2021 Credit Agreement”). The 2021 Credit Agreement consists of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The borrowing under the 2021 Term Loan requires quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of December 31, 2023, there were no outstanding borrowings under the 2021 Revolver. At December 31, 2023, based on the financial debt covenants under the 2021 Credit Agreement, the maximum amount the Company could borrow under the 2021 Revolver and remain in compliance with the financial debt covenants under the agreement was $226.2 million.

Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon, except in the case of Base Rate Loans (as defined), the sum of (a) the forward looking term rate based on a secured overnight financing rate ("Term SOFR") (subject to a zero percent floor) equal to Term SOFR plus a Term SOFR Adjustment (as defined) of 0.10%, plus (b) an Applicable Margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). On March 31, 2023, the Company amended the 2021 Credit Agreement to change the base interest rate under the agreement from LIBOR to be based on Term SOFR. The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.
Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the aforementioned credit facility as of December 31, 2023.
Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and calculation of excess cash flow, as defined, if certain leverage tests are not met. As a result of the calculation of excess cash flow as of December 31, 2023, AdaptHealth is required to make a mandatory prepayment of $13.4 million. This amount is included in the current portion of long-term debt as of December 31, 2023 in the accompanying consolidated balance sheets, and AdaptHealth expects to make this payment by the end of March 2024.

At December 31, 2023, AdaptHealth had $1,450.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth LLC issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the

5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, AdaptHealth LLC issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, and (iii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In July 2020, AdaptHealth LLC issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the “6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year. The 6.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 6.125% Senior Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the 6.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 6.125% Senior Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the 6.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
As of December 31, 2023 and 2022, AdaptHealth had working capital of $112.0 million and $129.1 million, respectively. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.
Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
	(Unaudited)
Net cash provided by operating activities	$480,666	$373,867	$275,679
Net cash used in investing activities	(357,278)	(411,171)	(1,824,753)
Net cash (used in) provided by financing activities	(92,528)	(66,051)	1,598,739
Net increase (decrease) in cash	30,860	(103,355)	49,665
Cash at beginning of period	46,272	149,627	99,962
Cash at end of period	$77,132	$46,272	$149,627

Net cash provided by operating activities for the years ended December 31, 2023 and 2022 was $480.7 million and $373.9 million, respectively, an increase of $106.8 million. The increase was the result of a $747.9 million reduction in net income (loss), a net increase of $769.3 million in non-cash charges, primarily from goodwill impairment charges, depreciation and amortization, the change in the estimated fair value of the warrant liability, deferred income taxes, and the reduction in the carrying amount of operating and finance lease right-of-use assets, payments of contingent consideration related to acquisitions of $2.5 million in the 2022 period, and a net $82.9 million increase resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
Net cash provided by operating activities for the years ended December 31, 2022 and 2021 was $373.9 million and $275.7 million, respectively, an increase of $98.2 million. The increase was the result of (1) a $85.0 million reduction in net income, (2) a net increase of $139.4 million in non-cash charges, primarily from depreciation and amortization, the change in the estimated fair value of the warrant liability and contingent consideration common shares liability, equity-based compensation expense, and loss on extinguishment of debt, (3) an increase of $1.5 million in payments for contingent consideration related to acquisitions, and (4) a net $45.3 million resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the years ended December 31, 2023, 2022 and 2021 was $357.3 million, $411.2 million and $1,824.8 million, respectively. The use of funds in 2023 consisted of $337.5 million for equipment and other fixed asset purchases, $19.7 million for business acquisitions, and $0.1 million for other investments. The use of funds in 2022 consisted of $19.0 million for business acquisitions, $391.4 million for equipment and other fixed asset purchases and $0.7 million for other investments. The use of funds in 2021 consisted of $1,620.3 million for business acquisitions, primarily for the AeroCare acquisition, $203.3 million for equipment and other fixed asset purchases and $1.1 million for other investments.
Net cash used in financing activities for 2023 was $92.5 million and consisted of repayments of $101.8 million on long-term debt and finance lease liabilities, payments of $29.3 million for Common Stock purchases under a share repurchase program, payments of $3.2 million in connection with the Company's liability relating to the TRA, payments of $5.8 million for tax withholdings associated with equity-based compensation and stock option exercises, a payment of $2.5 million for a distribution to the noncontrolling interest, and payments of $2.5 million for deferred purchase price in connection with acquisitions, offset by borrowings of long-term debt of $50.0 million, proceeds of $2.0 million in connection with the employee stock purchase plan and proceeds of $0.6 million relating to stock option exercises.
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
Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow, which is a non-GAAP measure, for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
	(Unaudited)
Net cash provided by operating activities	$480,666	$373,867	$275,679
Purchases of equipment and other fixed assets	(337,463)	(391,423)	(203,308)
Free cash flow	$143,203	$(17,556)	$72,371
Free cash flow was positive $143.2 million for the year ended December 31, 2023, compared to negative $17.6 million for the year ended December 31, 2022. The increase in free cash flow was primarily due to higher net cash provided by operating activities due to a net decrease in the use of cash from operating assets and liabilities, primarily from accounts receivable, inventory and accounts payable and accrued expenses, and a decrease in, and timing of, purchases of patient medical equipment for operating requirements, offset by an increase in cash paid for interest. Free cash flow was negative $17.6 million for the year ended December 31, 2022, compared to positive $72.4 million for the year ended December 31, 2021. The reduction in free cash flow was primarily due to an increase in, and timing of, purchases of patient medical equipment for operating requirements, partially offset by higher net cash provided by operating activities due to an increase in the source of cash for improved results from operations.
Critical Accounting Policies and Estimates
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
Critical estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical estimates in relation to its consolidated financial statements include those related to revenue recognition and valuation of goodwill.
Revenue Recognition
Revenues are recognized either at a point in time for the sale of supplies and disposables, over the service period for equipment rental (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment), net of implicit price concessions for amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers, or in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements. The Company determines the transaction price based on contractually agreed-upon amounts or rates, referred to as explicit price concessions, adjusted for estimates of variable consideration, such as implicit price concessions, based on historical reimbursement experience. The Company utilizes the expected value method to determine the amount of variable consideration, including implicit and explicit price concessions, that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The Company applies constraint to the transaction price, such that net revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such adjustments become known.
The estimated implicit price concession requires significant judgment as it involves the complexity of third-party billing arrangements, contractual terms and the uncertainty of reimbursement amounts. The estimated implicit price concession is developed using assumptions based on the best information available to the Company at the time, but which are inherently uncertain and unpredictable and as a result, actual results may differ significantly from the Company's estimates.
Valuation of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized, rather, it is assessed for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. When performing a quantitative assessment to estimate the fair value of the Company's goodwill, the Company applies (1) a discounted cash flow method which includes assumptions on the projected future cash flows, earnings, discount rates, working capital adjustments, long-term growth rates, and others, and (2) a market approach to estimate value through the analysis of recent sales of comparable assets or business entities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value, including the revenue growth rates, discount rate, and control premium used to estimate the reporting unit’s fair value, and judgment about impairment triggering events. As a result, there can be no assurance that the estimates and assumptions made for purposes of the Company's goodwill impairment test will prove to be accurate predictions of the future. The use of different estimates or assumptions in determining the fair value of the Company's goodwill may result in a different value recorded, which could result in a material non-cash impairment charge.
Recent Accounting Pronouncements
Recently issued accounting pronouncements that may be relevant to the Company’s operations but have not yet been adopted are outlined in Note 2, Summary of Significant Accounting Policies - (ee) Recently Issued Accounting Pronouncements, to its consolidated financial statements included in this report.
Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If there is no probable estimate within a range of reasonably possible outcomes, the Company’s policy is to record at the low end of the range of such reasonably possible outcomes. Significant judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations and proceedings, except as disclosed below. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may be affected by limited information. Accordingly, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. Professional legal fees are expensed as they are incurred.

On July 25, 2017, AdaptHealth Holdings was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings cooperated with the investigation and on April 21, 2023, the Company entered into a settlement agreement with the EDPA resolving all allegations and claims related to the investigation without a determination of liability on the part of the Company. In connection with the settlement, the Company made a payment of $5.3 million, which was fully accrued as of December 31, 2022, and was not required to enter into any post-settlement agreements related to the settlement.

In March 2019, prior to its acquisition by the Company, AeroCare Holdings, Inc. (“AeroCare”) was served with a civil investigative demand (“CID”) issued by the United States Attorney for the Western District of Kentucky (“WDKY”). The CID sought to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare cooperated fully with the investigation and on June 23, 2022, the complaint filed in connection with this investigation was dismissed by the United States District Court in the Western District of Kentucky with the consent of the WDKY.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania for alleged violations of the federal securities laws arising from allegedly false and misleading statements and/or failures to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory. On October 14, 2021, the court appointed Delaware County Employees Retirement System and the Bucks County Employees Retirement System as Lead Plaintiffs. On November 22, 2021, Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors on behalf of shareholders that purchased or otherwise acquired the Company’s stock and options between November 8, 2019 and July 16, 2021 (as to the complaint, the “Consolidated Complaint”; as to the action, the “Consolidated Class Action”). The Consolidated Complaint generally alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory and the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity. The Consolidated Complaint seeks unspecified damages. On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint, which the court denied on June 9, 2022. On June 7, 2023, the court entered an order staying the Consolidated Class Action pending the outcome of a private mediation between the parties.

On February 26, 2024, defendants entered into a stipulation and agreement of settlement with the Lead Plaintiffs. The Company’s portion of the proposed settlement is expected to be funded as follows (i) $32.2 million of cash from the Company’s insurance carriers; (ii) $17.8 million of cash from the Company; and (iii) 1 million shares of the Company’s Common Stock (the “Settlement Shares”). In addition, as part of the proposed settlement, the Company has agreed to the implementation of certain corporate governance reforms. At December 31, 2023, the Company recorded a liability of $57.3 million, consisting of the aggregate cash payments of $50.0 million and the fair value of the Settlement Shares, which was determined to be $7.3 million; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. In addition, at December 31, 2023, the Company recorded a receivable of $32.2 million, representing the amount to be received from the Company’s insurance carriers, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. For the year ended December 31, 2023, the Company recorded a pre-tax expense of $25.1 million associated with the proposed settlement, which is included in other loss, net in the accompanying consolidated statements of operations. The Company anticipates that the Settlement Shares will be issued from available Treasury Stock. Upon issuance of the Settlement Shares, $7.3 million will be reclassified from liabilities to stockholders' equity.

The proposed settlement is subject to preliminary and final Court approval and other customary closing conditions. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Consolidated Complaint will be released from the claims that were asserted or could have been asserted in the Consolidated Class Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing and is subject to court approval. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

The Company has also reached an agreement in principle with its directors and officers liability insurers to resolve a proceeding that the Company filed in Delaware Superior Court concerning coverage in connection with the Consolidated Class Action and the Derivative Action discussed immediately below. The proposed settlement will exhaust $35.0 million in D&O coverage limits available to the Company for the policy period from November 8, 2020 to November 8, 2021. There can be no assurance that the settlement will be finalized or the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

On December 6, 2021, a putative shareholder of the Company, Carol Hessler, filed a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Derivative Complaint”; as to the action, the “Derivative Action”). The Derivative Complaint generally alleges that the defendants breached their fiduciary duties owed to the Company by, among other things, allegedly causing or allowing misrepresentations and/or omissions regarding changes made to the methodology used to calculate the Company’s organic growth and the Company’s former Co-CEO’s alleged criminal activity and engaging in insider trading. The Derivative Complaint also alleges claims for waste of corporate assets and unjust enrichment. Finally, the Derivative Complaint alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in the Company’s Proxy Statements on Schedule DEF 14A in connection with a Special Meeting of Stockholders, held on March 3, 2021, and the 2021 Annual Meeting of Stockholders, held on July 27, 2021. The Derivative Complaint seeks, among other things, an award of money damages.

On March 4, 2022, the parties to the Derivative Action stipulated to stay the Derivative Action pending final resolution of the Consolidated Class Action. On March 7, 2022, the court so-ordered the parties’ stipulation.

The defendants have reached an agreement in principle with the derivative plaintiff to settle the Derivative Action. The settlement, which would include no admission of liability or wrongdoing by the defendants, is subject to negotiation and execution of definitive settlement documentation and court approval. The proposed settlement consideration would consist of certain corporate governance reforms and reasonable attorneys’ fees, at an amount to later be determined, to be approved by the court.

Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Derivative Complaint would be released from the claims that were asserted or could have been asserted in the Derivative Complaint. The proposed settlement is subject to court approval and other customary closing conditions. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to settlement will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York issued a civil investigative demand to a subsidiary of the Company, pursuant to the False Claims Act, 31 U.S.C. § 3733 ("FCA") surrounding whether the subsidiary submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.

On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania (the “Allegheny County Complaint”). The Allegheny County Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between August 4, 2020 and February 27, 2023. The Allegheny County Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes business. The Allegheny County Complaint seeks unspecified damages. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs. On February 6, 2024, the parties filed a joint stipulation outlining proposed deadlines for Lead Plaintiffs to identify an operative complaint or file an amended or consolidated complaint and for defendants to respond to the operative complaint.

The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2021 Credit Agreement. As of December 31, 2023, there was $720.0 million outstanding under the 2021 Term Loan, no outstanding borrowings under the 2021 Revolver, $21.6 million outstanding under letters of credit, and based on the financial debt covenants under the 2021 Credit Agreement, the maximum amount the Company could borrow under the 2021 Revolver and remain in compliance with the financial debt covenants under the agreement was $226.2 million. Amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon, except in the case of Base Rate Loans (as defined), the sum of (a) the forward looking rate based on Term SOFR (subject to a zero percent floor) equal to Term SOFR plus a Term SOFR Adjustment (as defined) of 0.10%, plus (b) an Applicable Margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $5.5 million annual impact on our net income (loss) before taxes.

Item 8. Financial Statements and Supplementary Data
ADAPTHEALTH CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
AdaptHealth Corp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AdaptHealth Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Implicit Price Concession
As discussed in Note 2 to the consolidated financial statements, the Company generates revenues for services and related products that the Company provides to patients and receives payments from Medicare, Medicaid, third-party, and patient payors. The Company’s net revenue was $3,200.2 million for the year ended December 31, 2023. Revenues are recorded using payor-specific transaction prices based on amounts in effect or contractually agreed by Medicare, Medicaid, third-party, and patient payors, and are adjusted for estimated implicit price concessions, to reflect the net revenues which the Company expects to receive. The Company utilizes historical reimbursement experience to determine the estimated implicit price concessions.

We identified the evaluation of the implicit price concession estimate as a critical audit matter. Complex and subjective auditor judgment was required to evaluate the relevance and reliability of the historical reimbursement experience.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s implicit price concession estimate. To evaluate the relevance and reliability of historical reimbursement experience in the Company’s implicit price concession estimate, we:

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

Impairment of Goodwill

As discussed in Notes 2 and 5 to the consolidated financial statements, the goodwill balance as of December 31, 2023, was $2,725.0 million. The Company performs goodwill impairment testing on an annual basis during the fourth quarter of each year, and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. During the year ended December 31, 2023, the Company experienced declines in its market capitalization as a result of sustained decreases in the Company’s stock price and also revised its financial projections. The Company considered these items to represent triggering events and performed a goodwill impairment test at each quarterly reporting date during 2023. Based on the results of the goodwill impairment tests, it was concluded that the estimated fair value of the Company’s reporting unit was less than its carrying value, and as such, the Company recognized an aggregate non-cash goodwill impairment charge of $830.8 million during the year ended December 31, 2023.

We identified the evaluation of the goodwill impairment analysis for the Company’s reporting unit as a critical audit matter. Specifically, the evaluation of certain assumptions, including projected revenue growth rates, discount rate, and the control premium, required a high degree of auditor judgment to evaluate as they were based on subjective determinations of future market and economic conditions. Minor changes to these assumptions could have had a significant effect on the Company's assessment of the fair value of the reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process. This included controls related to management's determination of the projected revenue growth rates, discount rate, and control premium. We evaluated the reasonableness of the Company's projected revenue growth rates by comparing them to historical actual results. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:

•the projected revenue growth rates by comparing them to guideline public companies

•the discount rate used by management by comparing it to an independently developed discount rate using publicly available market data for comparable companies

•the control premium used by management by comparing it to an independently developed control premium using publicly available market data for comparable transactions.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Philadelphia, Pennsylvania
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
AdaptHealth Corp.:
Opinion on Internal Control Over Financial Reporting

We have audited AdaptHealth Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to (i) controls over the completeness and accuracy of the Company’s transactional revenue data; (ii) a three-way match control over the procurement of medical equipment inventory through a third-party distribution channel, and (iii) process-level controls over the determination of excess or obsolete medical equipment and other inventory have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 27, 2024

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$77,132	$46,272
Accounts receivable	388,910	359,146
Inventory	113,642	127,754
Prepaid and other current assets	69,338	52,136
Total current assets	649,022	585,308
Equipment and other fixed assets, net	495,101	487,079
Operating lease right-of-use assets	110,465	129,506
Finance lease right-of-use assets	31,962	5,423
Goodwill	2,724,958	3,545,297
Identifiable intangible assets, net	130,160	162,773
Other assets	21,128	22,415
Deferred tax assets	345,854	281,786
Total Assets	$4,508,650	$5,219,587
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$391,994	$337,498
Current portion of long-term debt	53,368	35,000
Current portion of operating lease obligations	29,270	30,001
Current portion of finance lease obligations	9,122	2,211
Contract liabilities	38,570	31,641
Warrant liability	4,021	—
Other liabilities	10,654	19,863
Total current liabilities	536,999	456,214
Long-term debt, less current portion	2,094,614	2,153,267
Operating lease obligations, less current portion	85,529	104,394
Finance lease obligations, less current portion	22,746	3,950
Other long-term liabilities	302,093	305,501
Warrant liability	—	38,503
Total Liabilities	3,041,981	3,061,829
Commitments and contingencies (Note 16)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized and 132,634,850 and 134,435,119 shares issued and outstanding as of December 31, 2023 and 2022, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of December 31, 2023 and 2022	1	1
Treasury stock, at cost (3,935,035 and 750,835 shares as of December 31, 2023 and 2022, respectively)	(43,267)	(13,992)
Additional paid-in capital	2,149,951	2,130,148
(Accumulated deficit) Retained earnings	(652,600)	26,295
Accumulated other comprehensive income	4,356	8,693
Total stockholders' equity attributable to AdaptHealth Corp.	1,458,454	2,151,158
Noncontrolling interest in subsidiary	8,215	6,600
Total Stockholders' Equity	1,466,669	2,157,758
Total Liabilities and Stockholders' Equity	$4,508,650	$5,219,587

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$3,200,177	$2,970,595	$2,454,535
Grant income	—	—	10,595
Costs and expenses:
Cost of net revenue	2,720,613	2,553,169	2,008,925
General and administrative expenses	190,091	162,125	167,505
Depreciation and amortization, excluding patient equipment depreciation	57,087	64,890	63,095
Goodwill impairment (note 5)	830,787	—	—
Total costs and expenses	3,798,578	2,780,184	2,239,525
Operating (loss) income	(598,401)	190,411	225,605
Interest expense, net	130,299	109,414	95,195
Change in fair value of warrant liability (note 11)	(34,482)	(17,158)	(53,181)
Change in fair value of contingent consideration common shares liability (note 11)	—	—	(29,389)
Loss on extinguishment of debt	—	—	20,189
Other loss, net	29,566	253	1,832
(Loss) income before income taxes	(723,784)	97,902	190,959
Income tax (benefit) expense	(49,004)	24,769	32,806
Net (loss) income	(674,780)	73,133	158,153
Income attributable to noncontrolling interest	4,115	3,817	1,978
Net (loss) income attributable to AdaptHealth Corp.	$(678,895)	$69,316	$156,175

Weighted average common shares outstanding - basic	134,156	134,175	126,306
Weighted average common shares outstanding - diluted	134,418	138,988	133,034

Basic net (loss) income per share (note 12)	$(5.06)	$0.47	$1.12
Diluted net (loss) income per share (note 12)	$(5.31)	$0.33	$0.67
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(674,780)	$73,133	$158,153
Other comprehensive (loss) income
(Gain) loss on interest rate swap agreements, inclusive of reclassification adjustment, net of tax	(4,337)	11,047	5,776
Comprehensive (loss) income	(679,117)	84,180	163,929

Income attributable to noncontrolling interest	4,115	3,817	1,978
Comprehensive (loss) income attributable to AdaptHealth Corp.	$(683,232)	$80,363	$161,951
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)

	Common Stock		Class B Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	(Accumulated deficit) Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests in subsidiaries	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	76,458	$8	13,219	$1	164	$1	—	$—	$558,486	$(199,196)	$(4,411)	$(74,044)	$280,845
Issuance of Class A Common Stock for acquisitions	15,725	2	—	—	—	—			602,659	—	—	—	602,661
Issuance of Series C-1 Preferred Stock for acquisitions	—	—	—	—	130	—	—	—	523,856	—	—	—	523,856
Issuance of stock options for acquisitions	—	—	—	—	—	—	—	—	134,683	—	—	—	134,683
Exchange of Class B Common Stock for Class A Common Stock	13,219	1	(13,219)	(1)	—	—	—	—	(74,200)	—	(3,719)	77,919	—
Exercise of warrants	118	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of warrant liability to equity for exercised warrants	—	—	—	—	—	—	—	—	2,960	—	—	—	2,960
Exercise of options	1,139	—	—	—	—	—	—	—	12,320	—	—	—	12,320
Cashless exercise of stock options	133	—	—	—	—	—			—	—	—	—	—
Equity-based compensation	571	—	—	—	—	—	—	—	25,323	—	—	—	25,323
Issuance of Class A Common Stock, net of offering costs of $13,832	8,450	1	—	—	—	—	—	—	265,017	—	—	—	265,018
Conversion of Series B-1 Preferred Stock to Class A Common Stock	3,950	—	—	—	(40)	—	—	—	—	—	—	—	—
Conversion of Series C-1 Preferred Stock to Class A Common Stock	13,047	1	—	—	(130)	—	—	—	(1)	—	—	—	—
Issuance of Common Stock in connection with Contingent Consideration Common Shares	1,000	—	—	—	—	—	—	—	41,088	—	—	—	41,088
Distribution to non-controlling interest	—	—	—	—	—	—			—	—	—	(1,070)	(1,070)
Common Stock issued in connection with employee stock purchase plan	34	—	—	—	—	—	—	—	1,016	—	—	—	1,016
Net income	—	—	—	—	—	—	—	—	—	156,175	—	1,978	158,153
Equity activity resulting from the Tax Receivable Agreement	—	—	—	—	—	—	—	—	17,617	—	—	—	17,617
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	5,776	—	5,776
Payments for tax withholdings from restricted stock vestings and stock option exercises	—	—	—	—	—	—	—	—	(3,557)	—	—	—	(3,557)
Balance, December 31, 2021	133,844	$13	—	$—	124	$1	—	$—	$2,107,267	$(43,021)	$(2,354)	$4,783	$2,066,689
Equity-based compensation	555	—	—	—	—	—	—	—	22,397	—	—	—	22,397
Exercise of stock options	621	—	—	—	—	—	—	—	2,510	—	—	—	2,510
Payments for tax withholdings from restricted stock vestings and stock option exercises	—	—	—	—	—	—	—	—	(4,142)	—	—	—	(4,142)
Shares purchased under share repurchase program	(751)	—	—	—	—	—	751	(13,992)	—	—	—	—	(13,992)
Reclassification of warrant liability to equity for exercised warrants	88	—	—	—	—	—	—	—	2,103	—	—	—	2,103
Common Stock issued in connection with employee stock purchase plan	78	—	—	—	—	—	—	—	1,616	—	—	—	1,616
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	—	—	—	—	—	—	69,316	—	3,817	73,133
Deferred tax impact relating to contingent consideration common shares	—	—	—	—	—	—	—	—	(1,603)	—	—	—	(1,603)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	11,047	—	11,047

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
(in thousands)

	Common Stock		Class B Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	(Accumulated deficit) Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests in subsidiaries	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	134,435	$13	—	$—	124	$1	751	$(13,992)	$2,130,148	$26,295	$8,693	$6,600	$2,157,758
Equity-based compensation	808	—	—	—	—	—	—	—	22,468	—	—	—	22,468
Exercise of stock options	440	—	—	—	—	—	—	—	587	—	—	—	587
Payments for tax withholdings from restricted stock vestings and stock option exercises	—	—	—	—	—	—	—	—	(5,283)	—	—	—	(5,283)
Shares purchased under share repurchase program	(3,184)	—	—	—	—	—	3,184	(29,275)	—	—	—	—	(29,275)
Common Stock issued in connection with employee stock purchase plan	136	—	—	—	—	—	—	—	2,031	—	—	—	2,031
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(2,500)	(2,500)
Net (loss) income	—	—	—	—	—	—	—	—	—	(678,895)	—	4,115	(674,780)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	(4,337)	—	(4,337)
Balance, December 31, 2023	132,635	$13	—	$—	124	$1	3,935	$(43,267)	$2,149,951	$(652,600)	$4,356	$8,215	$1,466,669
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(674,780)	$73,133	$158,153
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	382,783	351,178	258,053
Goodwill impairment	830,787	—	—
Equity-based compensation	22,468	22,397	25,323
Change in fair value of warrant liability	(34,482)	(17,158)	(53,181)
Change in fair value of contingent consideration common shares liability	—	—	(29,389)
Reduction in the carrying amount of operating lease right-of-use assets	31,873	32,264	28,624
Reduction in the carrying amount of finance lease right-of-use assets	5,938	—	—
Deferred income tax (benefit) expense	(62,595)	18,036	22,380
Change in fair value of interest rate swaps, net of reclassification adjustment	(1,801)	(2,936)	(2,927)
Amortization of deferred financing costs	5,234	5,234	5,378
Write-off of deferred financing costs	—	—	4,054
Loss on extinguishment of debt from prepayment penalty	—	—	16,135
Other	350	(285)	(3,615)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(28,862)	(209)	(29,694)
Inventory	15,531	(6,300)	(14,920)
Prepaid and other assets	(20,305)	(13,143)	2,731
Operating lease obligations	(32,428)	(31,213)	(28,043)
Operating liabilities	40,955	(57,131)	(83,383)
Net cash provided by operating activities	480,666	373,867	275,679
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(337,463)	(391,423)	(203,308)
Payments for business acquisitions, net of cash acquired	(19,687)	(19,017)	(1,620,320)
Payments for cost method investments	(128)	(731)	(1,125)
Net cash used in investing activities	(357,278)	(411,171)	(1,824,753)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	50,000	—	1,165,000
Repayments on long-term debt and lines of credit	(95,000)	(20,000)	(827,271)
Repayments of finance lease obligations	(6,769)	(16,176)	(42,164)
Payments for shares purchased under share repurchase program	(29,275)	(13,992)	—
Payments for tax withholdings from restricted stock vestings and stock option exercises	(5,843)	(3,516)	(3,557)
Payments of contingent consideration and deferred purchase price from acquisitions	(2,535)	(14,493)	(25,233)
Payments relating to the Tax Receivable Agreement	(3,224)	—	—
Distributions to noncontrolling interests	(2,500)	(2,000)	(1,070)
Proceeds from the exercise of stock options	587	2,510	12,320
Proceeds received in connection with employee stock purchase plan	2,031	1,616	1,016
Proceeds from the issuance of senior unsecured notes	—	—	1,100,000
Proceeds from the issuance of Class A Common Stock	—	—	278,850
Payments for equity issuance costs	—	—	(13,832)
Payments of deferred financing costs	—	—	(29,185)
Payments for debt prepayment penalties	—	—	(16,135)
Net cash (used in) provided by financing activities	(92,528)	(66,051)	1,598,739
Net increase (decrease) in cash	30,860	(103,355)	49,665
Cash at beginning of period	46,272	149,627	99,962
Cash at end of period	$77,132	$46,272	$149,627
Supplemental disclosures:
Cash paid for interest	$126,228	$108,885	$73,630
Cash paid for income taxes	14,756	14,949	14,792

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Noncash investing and financing activities:
Equipment acquired under finance lease obligations	$—	$1,335	$22,959
Unpaid equipment and other fixed asset purchases at end of period	35,867	24,221	13,936
Assets subject to operating lease obligations	22,000	22,543	12,777
Operating lease obligations	(22,000)	(22,543)	(12,777)
Write-off of assets subject to operating lease obligations	(14,675)	(8,532)	—
Write-off of operating lease obligations	14,675	8,532	—
Assets subject to finance lease obligations	32,101	—	—
Finance lease obligations	(32,101)	—	—
Equity consideration issued in connection with acquisitions	—	—	1,261,200
Contingent purchase price in connection with acquisitions	—	—	7,800
Deferred purchase price in connection with acquisitions	137	457	4,478
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
Richard Barasch, Chairman of the Board of AdaptHealth and Interim Chief Executive Officer, has been serving as the Company's Interim Chief Executive Officer since the resignation of Stephen Griggs, effective June 30, 2023. Mr. Barasch is expected to continue to serve as Interim Chief Executive Officer until a successor chief executive officer is appointed.
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
(d)    Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and the valuation of accounts receivable (implicit price concession), income taxes and the tax receivable agreement, equity-based compensation, warrant liability, long-lived assets, including goodwill and identifiable intangible assets, and contingencies. Actual results could differ from those estimates.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
(e)    Revenue Recognition
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
The Company determines the transaction price based on contractually agreed-upon amounts or rates, referred to as explicit price concessions, adjusted for estimates of variable consideration, such as implicit price concessions, based on historical reimbursement experience. The Company utilizes the expected value method to determine the amount of variable consideration, including implicit and explicit price concessions, that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience. The Company applies constraint to the transaction price, such that net revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such adjustments become known.
Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of sleep therapy equipment supplies (including CPAP resupply products), home medical equipment and related supplies (including wheelchairs, hospital beds and infusion pumps), diabetic medical devices and supplies (including CGM and insulin pumps), and other HME products and supplies are recognized when control of the promised good or service is transferred to customers, which is generally upon shipment for direct to consumer medical devices and supplies and upon delivery to the home for home medical equipment.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial insurance payors for each item of equipment or supply provided to a customer. Revenues are recorded based on the applicable fee schedule. The Company has established a contractual allowance, referred to as an explicit price concession, to account for adjustments that result from differences between the payment amount received and the expected realizable amount. If the payment amount received differs from the net realizable amount, an adjustment is recorded to revenues in the period that these payment differences are determined. The Company reports revenues in its consolidated financial statements net of such adjustments.
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
The composition of net revenue by payor type for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Insurance	$1,933,440	$1,808,633	$1,499,154
Government	852,789	781,975	685,513
Patient pay	413,948	379,987	269,868
Net revenue	$3,200,177	$2,970,595	$2,454,535

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The composition of net revenue by core product lines for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net sales revenue:
Sleep	$897,119	$794,021	$654,130
Diabetes	647,431	670,988	528,082
Supplies to the home	192,475	179,326	167,830
Respiratory	32,370	34,342	31,016
HME	110,197	118,542	113,805
Other	251,710	218,461	144,543
Total net sales revenue	$2,131,302	$2,015,680	$1,639,406

Net revenue from fixed monthly equipment reimbursements:
Sleep	$344,049	$272,705	$237,252
Diabetes	12,608	16,103	13,123
Respiratory	566,450	520,697	427,270
HME	96,328	102,256	95,936
Other	49,440	43,154	41,548
Total net revenue from fixed monthly equipment reimbursements	$1,068,875	$954,915	$815,129

Total net revenue:
Sleep	$1,241,168	$1,066,726	$891,382
Diabetes	660,039	687,091	541,205
Supplies to the home	192,475	179,326	167,830
Respiratory	598,820	555,039	458,286
HME	206,525	220,798	209,741
Other	301,150	261,615	186,091
Total net revenue	$3,200,177	$2,970,595	$2,454,535
(f)    Accounts Receivable
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Revisions in receivable estimates are considered implicit price concession adjustments and are recognized as an adjustment to net revenue in the period of revision. The Company does not have any material bad debt expense.
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of December 31, 2023 and 2022, the Company’s unbilled accounts receivable was $68.4 million and $38.6 million, respectively.
(g)    COVID-19 Pandemic

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

Grant Income. In April 2020, the Company received distributions of the CARES Act PRF of $17.2 million, and subsequent to April 2020, the Company completed several acquisitions in which the acquired companies received a total of $22.2 million of PRF payments prior to the applicable dates of acquisition. In connection with the accounting for these acquisitions, the Company recorded assumed liabilities of $7.7 million relating to the PRF payments received by the acquired companies. The PRF payments were targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers were required to agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (HHS). All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as income when there is reasonable assurance that it has complied with the conditions associated with the grant. During the year ended December 31, 2021, the Company recognized grant income of $10.6 million related to the PRF payments determined to comply with conditions associated with the grant.
(h)    Fair Value Accounting
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures (ASC 820), creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity specific measurement, and states that a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
See Note 6, Fair Value of Assets and Liabilities, for additional information.
(i)    Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses. The carrying values of the Company’s financial instruments approximate their fair value based on their short-term nature.
The table below shows the carrying amounts and estimated fair values, net of unamortized deferred financing costs, of the Company’s long-term debt arrangements (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured term loan	$717,679	$717,679	$761,547	$761,547
Senior unsecured notes	1,430,303	1,140,821	1,426,720	1,227,574
	$2,147,982	$1,858,500	$2,188,267	$1,989,121
The borrowings under the Company’s secured term loan bears interest at the variable rates described in Note 10, Debt, which management believes approximates fair value. The fair value of the Company’s senior unsecured notes is based upon current market prices.
(j)    Cash and Cash Equivalents
The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Cash represents cash on hand and deposits held at banks. The Company maintains cash in demand deposit accounts with federally insured banks. At times, the balances in these accounts may be in excess of federally insured limits. The Company had no cash equivalents at December 31, 2023 and 2022.
(k)    Inventory
Inventory consists of equipment and medical supplies to be sold to customers and is stated at the lower of cost or net realizable value. Cost is determined by the first-in-first-out method. These finished goods are charged to cost of net revenue in the period in which products and related services are provided to patients.
(l)    Equipment and Other Fixed Assets
Equipment and other fixed assets are stated at cost less accumulated depreciation, or, when acquired as part of a business combination, fair value at the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives for patient medical equipment correlate with the medical

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
reimbursement periods. Computer equipment, vehicles and other fixed assets are depreciated over the estimated useful lives of the assets. Major expenditures for property acquisitions and those expenditures that substantially increase useful lives are capitalized. Expenditures for maintenance, repairs and minor replacements are expensed as incurred.
The useful lives of property and equipment for purposes of computing depreciation are:

Patient medical equipment	13 months ‑ 5 years
Computers and Software	5 ‑ 10 years
Vehicles	5 years
Other	2 ‑ 10 years
(m)    Long-Lived Assets
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

Tradenames	5 - 10 years
Payor contracts	10 years
Developed technology	5 years
The Company did not recognize any impairment charges on long-lived assets for the years ended December 31, 2023, 2022 and 2021.
(n)    Valuation of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized, rather, it is assessed for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value, including the revenue growth rates, discount rate, and control premium used to estimate the reporting unit’s fair value, and judgment about impairment triggering events. As a result, there can be no assurance that the estimates and

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future.

During the year ended December 31, 2023, the Company experienced declines in its market capitalization as a result of sustained decreases in the Company's stock price and also revised its financial projections. The Company considered these items to represent triggering events and performed a goodwill impairment test at each quarterly reporting date during 2023. Based on the results of the tests performed as of September 30, 2023 and December 31, 2023, it was concluded that the estimated fair value of the Company’s reporting unit was less than its carrying values at such dates, and as such, the Company recognized an aggregate non-cash goodwill impairment charge of $830.8 million during the year ended December 31, 2023, which included an impairment charge of $318.9 million recognized during the fourth quarter. If in future periods the Company were to experience a further decline in its market capitalization or expected results for a sustained period of time, the Company may be required to perform an additional goodwill impairment test at an interim or annual period and could be required to recognize an additional non-cash goodwill impairment charge at that time, which could be material. See Note 5, Goodwill and Identifiable Intangible Assets, for additional details.

(o)    Business Combinations
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
(p)    Deferred Financing Costs
Costs incurred in connection with the Company’s borrowings, referred to as financing costs, are capitalized and included on the accompanying consolidated balance sheets in Other assets for costs associated with revolving credit facilities, and as a reduction of the carrying value of debt for costs associated with secured term loans. The capitalized financing costs are amortized to interest expense using the effective interest method over the term of the related financing agreement. See Note 8, Deferred Financing Costs, for additional information.
(q)    Accounting for Leases
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
See Note 13, Leases, for additional information.
(r)    Commitments and Contingencies
In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If there is no probable estimate within a range of reasonably possible outcomes, the Company’s policy is to record at the low end of the range of such reasonably possible outcomes. Significant judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations and proceedings, except as disclosed in Note 16, Commitments and Contingencies. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may be affected by limited information. Accordingly, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. Professional legal fees are expensed as they are incurred. See Note 16, Commitments and Contingencies, for additional information.
(s)    Advertising Costs
Advertising costs are charged to expense as incurred. The Company’s advertising costs for the years ended December 31, 2023, 2022 and 2021 were $22.8 million, $19.2 million and $18.5 million, respectively, and are included in Cost of net revenue in the accompanying consolidated statements of operations.
(t)    Equity-based Compensation
The Company accounts for its equity-based compensation in accordance with FASB ASC Topic 718, Compensation Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Equity-based compensation expense related to these grants is included within general and administrative expenses and cost of net revenue in the accompanying consolidated statements of operations. The Company measures and recognizes equity-based compensation expense for such awards based on their estimated fair values on the date of grant. For share-based awards with service only or service and performance conditions, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. For share-based awards with only a service condition, equity-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards with performance conditions, equity-based compensation expense is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. If management determines that the performance conditions are no longer probable of achievement, the Company will reverse the previously recognized equity-based compensation expense in the period of determination. For awards with market conditions, the grant-date fair value is estimated using a monte-carlo simulation analysis, which is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period regardless of whether or the extent to which the awards ultimately vest. The Company does not estimate forfeitures in connection with its accounting for equity-based compensation, and instead accounts for forfeitures as they occur. See Note 11, Stockholders’ Equity, for additional information regarding the Company’s equity-based compensation expense.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
(u)    Cost of Net Revenue
Cost of net revenue includes the cost of non-capitalized medical equipment and supplies sold to patients, depreciation for capitalized patient equipment, salaries, labor and benefits costs for service personnel at the Company’s operating facilities, offshore labor expenses, occupancy costs (such as rent, utilities, and property taxes), and other expenses incurred to operate the businesses (such as distribution expenses, billing fees, software expenses and general business supplies). Cost of net revenue for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of products and supplies	$1,305,219	$1,199,481	$955,813
Salaries, labor and benefits	785,876	777,306	602,969
Patient equipment depreciation	325,696	286,288	194,958
Other operating expenses	236,039	225,719	206,599
Rent and occupancy	67,783	64,375	48,586
Total	$2,720,613	$2,553,169	$2,008,925
(v)    General and Administrative Expenses
General and administrative expenses ("G&A") primarily include expenses related to corporate salaries and benefits, legal, consulting, equity-based compensation, transaction costs and other business support functions. Included in G&A during the years ended December 31, 2023, 2022 and 2021 are salaries, labor and benefits expenses (including equity-based compensation and severance) of $68.3 million, $60.6 million and $60.1 million, respectively.
(w)    Business Segment
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
(x)    Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. As of December 31, 2023 and 2022, approximately 10% of the Company’s net accounts receivable are from patients under co-pay or private plan arrangements.
(y)    Concentration of Customers
The Company provides patient-centered, healthcare-at-home solutions including home medical equipment, medical supplies, and related services, to its customers. This results in a customer concentration relating to government healthcare reimbursement programs. During the years ended December 31, 2023, 2022 and 2021, the Company derived approximately 27%, 26% and 28% of its net revenue from government healthcare programs, including Medicare and Medicaid, respectively. Concentration of credit risk with respect to other payors is limited due to the large number of such payors and varied geographical locations.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
(z)    Self-Insurance Risk
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
(aa)    Derivative Instruments
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
(bb)    Income Taxes
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
FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no material amount of expense for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021.
(cc)    Earnings (Loss) Per Share
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
(dd)    Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform ("Topic 848"), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under U.S. GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
through December 31, 2024, with early adoption permitted, and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The Company adopted this standard during the year ended December 31, 2023, which did not have a material impact on its consolidated financial statements and related disclosures.
(ee)    Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes ("Topic 740"). This ASU improves the transparency of income tax disclosures by requiring public business entities to disclose specific categories in the annual rate reconciliation as well as disclose income tax expense (or benefit) and the amount of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective on a prospective basis for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting ("Topic 280"), which requires disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker and to disclose how reported measures of segment profit or loss are used in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations-Joint Venture Formations ("Topic 805-60"), which requires that all entities that qualifies as either a joint venture or a corporate joint venture are required to apply a new basis of accounting. Specifically, the ASU provides that a joint venture or a corporate joint venture must initially measure its assets and liabilities at fair value on the formation date. ASU 2023-05 is effective for all joint ventures that are formed on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
(3) Acquisitions
During the years ended December 31, 2023, 2022 and 2021, the Company completed numerous acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the year ended December 31, 2023 is expected to be deductible for tax purposes. The estimated fair values of the net assets of acquired businesses during the year ended December 31, 2023 as described below are subject to change resulting from such items as final analysis of valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for certain acquired businesses could change in subsequent periods resulting in adjustments to goodwill once finalized.
Year ended December 31, 2023
During the year ended December 31, 2023, the Company acquired 100% of the equity interests of two providers of home medical equipment ("HME") and acquired certain assets from four providers of home medical equipment. The

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
following table summarizes the consideration paid at closing for all acquisitions during the year ended December 31, 2023 (in thousands):

Cash	$19,943
Deferred payments	137
Total	$20,080
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which is preliminary and subject to completion of working capital and other adjustments, the consideration paid for all acquisitions during the year ended December 31, 2023 was allocated as follows during the period (in thousands):

Cash	$256
Accounts receivable	1,264
Inventory	1,483
Prepaid and other current assets	10
Equipment and other fixed assets	9,011
Operating lease right-of-use assets	5,506
Finance lease right-of-use assets	200
Goodwill	9,616
Accounts payable and accrued expenses	(713)
Operating lease liabilities	(5,506)
Finance lease liabilities	(200)
Other current liabilities	(847)
Net assets acquired	$20,080
Year ended December 31, 2022
During the year ended December 31, 2022, the Company acquired 100% of the equity interests of three providers of HME and acquired certain assets from five providers of home medical equipment. The following table summarizes the consideration paid at closing for all acquisitions during the year ended December 31, 2022 (in thousands):

Cash	$17,170
Deferred payments	457
Total	$17,627

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
Year ended December 31, 2021
On February 1, 2021, the Company acquired 100% of the equity interests of AeroCare Holdings, Inc. (AeroCare). AeroCare is a leading national technology-enabled respiratory and home medical equipment distribution platform in the United States and offers a comprehensive suite of direct-to-patient equipment and services including CPAP and BiPAP machines, oxygen concentrators, home ventilators, and other home medical equipment products. The total consideration paid consisted of (i) cash payments of $1.2 billion, (ii) the issuance of 13,992,615 shares of the Company’s Class A Common Stock, (iii) the issuance of 130,474.73 shares of the Company’s Series C Convertible Preferred Stock, and (iv) the issuance of 3,959,892 fully vested options to purchase shares of the Company’s Class A Common Stock in the future, which had a weighted-average exercise price of $6.24 per share and a weighted-average remaining exercise period of approximately 7 years from the date of closing. See Note 11, Stockholders’ Equity, for additional discussion of the Series C Convertible Preferred Stock issued in connection with the acquisition of AeroCare.
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
December 31, 2023, 2022 and 2021
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The Company allocated the consideration paid at closing to the net assets acquired based on their acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during 2021 was allocated as follows during the year ended December 31, 2021 (in thousands):

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
Results of Businesses Acquired
The following table presents the amount of Net revenue and Operating income in the period of acquisition since the respective acquisition dates for the acquisitions described above that is included in the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Net revenue	$7,246	$16,455	$1,005,097
Operating income	$745	$767	$136,404

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
(4) Equipment and Other Fixed Assets
Equipment and other fixed assets as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022
Patient medical equipment	$791,349	$747,985
Computers and software	85,509	70,897
Delivery vehicles	35,021	35,326
Other	20,203	16,059
Gross carrying value	932,082	870,267
Less accumulated depreciation	(436,981)	(383,188)
Equipment and other fixed assets, net	$495,101	$487,079
For the years ended December 31, 2023, 2022 and 2021, the Company recorded depreciation expense of $350.2 million, $311.2 million and $211.5 million, respectively.
(5) Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 was as follows (in thousands):

Gross carrying amount
Balance at December 31, 2021	$3,512,567
Goodwill from acquisitions	12,341
Net cash payments relating to prior acquisitions	2,009
Net increase relating to measurement period adjustments	18,380
Balance at December 31, 2022	$3,545,297
Goodwill from acquisitions	9,616
Net increase relating to measurement period adjustments	832
Goodwill impairment	(830,787)
Balance at December 31, 2023	$2,724,958
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

During the year ended December 31, 2023, the Company experienced declines in its market capitalization as a result of sustained decreases in the Company's stock price and also revised its financial projections. The Company considered these items to represent triggering events and performed a goodwill impairment test at each quarterly reporting date during 2023. Based on the results of the tests performed as of September 30, 2023 and December 31, 2023, it was concluded that the estimated fair value of the Company’s reporting unit was less than its carrying values at such dates, and

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
as such, the Company recognized an aggregate non-cash goodwill impairment charge of $830.8 million during the year ended December 31, 2023, which included an impairment charge of $318.9 million recognized during the fourth quarter. If in future periods the Company were to experience a further decline in its market capitalization or expected results for a sustained period of time, the Company may be required to perform an additional goodwill impairment test at an interim or annual period and could be required to recognize an additional non-cash goodwill impairment charge at that time, which could be material.
As discussed in Note 3, Acquisitions, during 2022, the Company paid net cash of $2.0 million relating to working capital adjustments associated with businesses that were acquired during 2021 which were recorded as an increase to goodwill during the period. The net increase of $18.4 million during 2022 in the table above relates to measurement period adjustments attributed to businesses that were acquired by the Company during 2021, primarily related to the acquisition of Community. Based on available information obtained by the Company during 2022, the Company recorded certain adjustments to the acquisition accounting for Community, resulting in a decrease to accounts receivable of $0.9 million, a decrease to equipment and other fixed assets of $10.0 million, an increase to other current liabilities of $7.3 million, and a decrease to accounts payable and accrued expenses of $2.2 million, with a corresponding increase to goodwill of $16.0 million.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $38,314	$74,486	6.6
Payor contracts, net of accumulated amortization of $28,216	53,784	6.6
Developed technology, net of accumulated amortization of $4,410	1,890	1.5
Identifiable intangible assets, net	$130,160

	December 31, 2022
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $25,498	$87,302	7.5
Payor contracts, net of accumulated amortization of $20,016	61,984	7.6
Contractual rental agreements, net of accumulated amortization of $43,863	10,337	0.8
Developed technology, net of accumulated amortization of $3,150	3,150	2.5
Identifiable intangible assets, net	$162,773
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $32.6 million, $40.0 million and $46.5 million for the years ended December 31, 2023, 2022 and 2021 respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending December 31,
2024	$22,276
2025	21,328
2026	19,263
2027	17,960
2028	17,936
Thereafter	31,397
Total	$130,160
The Company did not recognize any impairment charges related to identifiable intangible assets during the years ended December 31, 2023, 2022 and 2021.
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
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition in the future may cause the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the years ended December 31, 2023, 2022 and 2021, the Company did not have any reclassifications in levels.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The following table presents the valuation of the Company’s financial assets and liabilities as of December 31, 2023 and 2022 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of December 31, 2023 and 2022. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
December 31, 2023
Assets
Interest rate swap agreements-short term	$—	$4,482	$—
Interest rate swap agreements-long term	—	986	—
Total assets measured at fair value	$—	$5,468	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$6,850
Warrant liability	—	—	4,021
Total liabilities measured at fair value	$—	$—	$10,871

(in thousands)	Level 1	Level 2	Level 3
December 31, 2022
Assets
Interest rate swap agreements-short term	$—	$5,748	$—
Interest rate swap agreements-long term	—	3,728	—
Total assets measured at fair value	$—	$9,476	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$7,500
Warrant liability	—	—	38,503
Total liabilities measured at fair value	$—	$—	$46,003
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2023 and 2022 were classified as Level 2 of the fair value hierarchy. See Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Acquisition-Related Contingent Consideration
The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income/loss in the Company’s consolidated statements of operations. At December 31, 2023 and 2022, contingent consideration liabilities of $6.9 million and $7.5 million were included in other current liabilities, respectively, in the accompanying consolidated balance sheets. A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the years ended December 31, 2023 and 2022 is as follows (in thousands):

Year Ended December 31 2023	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$7,500	$—	$(1,000)	$350	$—	$6,850

Year Ended December 31 2022	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$20,300	$—	$(15,015)	$2,215	$—	$7,500
Warrant Liability
The warrant liability represents the estimated fair value of the Company’s outstanding private warrants. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. See Note 11, Stockholders’ Equity, for additional discussion of the warrant liability and the material assumptions leveraged for the pricing model.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the years ended December 31, 2023, 2022 and 2021, other than the non-cash goodwill impairment charge discussed in Note 5, Goodwill and Identifiable Intangible Assets, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the twelve months subsequent to December 31, 2023, the Company estimates that an additional $4.9 million will be reclassified as a reduction to interest expense.
As of December 31, 2023, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). As of December 31, 2022, the Company had outstanding interest rate derivatives with third parties in which the Company paid a fixed interest rate and received a rate equal to the one-month LIBOR. During the year ended December 31, 2023, the Company amended its interest rate swap agreements to change the benchmark rate under the agreements from LIBOR to Term SOFR. As discussed in Note 1(dd), Nature of Business - Recently Adopted Accounting Pronouncements, during the year ended December 31, 2023, the Company adopted ASU No. 2020-04, Reference Rate Reform ("Topic 848"). As a result of the adoption of this standard, the amendments to the Company's interest rate swap agreements did not have an impact on the accounting for such derivative instruments.
The notional amount associated with interest rate swap agreements that were outstanding as of December 31, 2023 was $250 million and have maturity dates in March 2024 and January 2026. In April 2022, the Company entered into forward-dated interest rate swap agreements with third parties. The purpose of these forward-dated interest rate swap agreements is to ensure that the Company operates within its derivatives policy by maintaining a total notional amount of $250 million under the Company’s outstanding interest rate swap agreements through the maturity date of the Company’s current credit agreement. A portion of the forward-dated interest rate swap agreements became effective in February 2023 and a portion will become effective in March 2024. The forward-dated interest rate swap agreements will mature in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Balance Sheet Location	Asset
Prepaid and other current assets	$4,482	$5,748
Other assets	986	3,728
Total	$5,468	$9,476
During the year ended December 31, 2023, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $2.5 million in other comprehensive income (loss). In addition, during the year ended December 31, 2023, $1.8 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2022, as a result of the effect of cash flow hedge accounting, the Company recognized a gain, net of tax, of $14.0 million in other comprehensive income (loss). In addition, during the year ended December 31, 2022, $2.9 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2021, as a result of the effect of cash flow hedge accounting, the Company recognized a gain of $8.7 million in other comprehensive income (loss). In addition, during the year ended December 31, 2021, $2.9 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.
(8) Deferred Financing Costs
The change in the carrying amount of deferred financing costs for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$28,229	$33,463
Amortization	(5,234)	(5,234)
Balance at end of period	$22,995	$28,229
Amortization expense relating to deferred financing costs was $5.2 million, $5.2 million and $5.4 million during the years ended December 31, 2023, 2022 and 2021, respectively, and is included in interest expense, net in the accompanying consolidated statements of operations.
The December 31, 2023 balance of deferred financing costs of $23.0 million is estimated to be amortized to interest expense, net as follows (in thousands):
Twelve months ending December 31,

2024	$5,234
2025	5,147
2026	3,659
2027	3,577
2028	3,139
Thereafter	2,239
$22,995

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
(9) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$211,504	$222,505
Litigation settlement	57,340	—
Employee-related accruals	47,462	41,872
Accrued interest	29,327	28,877
Other	46,361	44,244
Total	$391,994	$337,498
(10) Debt
The following is a summary of long-term debt as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Secured term loan	$720,000	$765,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(22,018)	(26,733)
	2,147,982	2,188,267
Current portion	(53,368)	(35,000)
Long-term portion	$2,094,614	$2,153,267

Interest expense related to long-term debt agreements, including amortization of deferred financing costs and payments made or received under the Company’s interest rate swap agreements, for the years ended December 31, 2023, 2022 and 2021 was $131.0 million, $112.4 million and $97.9 million, respectively.

In January 2021, the Company entered into a credit agreement, as amended, (the "2021 Credit Agreement"). The 2021 Credit Agreement included borrowings of $800 million under a secured term loan (the "2021 Term Loan"), and $450 million in commitments for revolving credit loans (the "2021 Revolver"). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for the acquisition of AeroCare, to repay amounts outstanding under the Company’s then existing credit agreement of $301.9 million plus accrued interest, to repay amounts outstanding under revolving credit loans under the 2021 Credit Agreement which were borrowed prior to the April 2021 amendment, and to pay related fees and expenses. On March 31, 2023, the Company amended the 2021 Credit Agreement to change the base interest rate under the agreement from LIBOR to be based on Term SOFR. In connection with the amendment, amounts borrowed under the 2021 Credit Agreement bear interest quarterly at variable rates based upon, except in the case of Base Rate Loans (as defined), the sum of (a) the forward looking rate based on Term SOFR (subject to a zero percent floor) equal to Term SOFR plus a Term SOFR Adjustment (as defined) of 0.10%, plus (b) an Applicable Margin (as defined) ranging from 1.50% to 3.25% per annum based on the Consolidated Senior Secured Leverage Ratio (as defined). Prior to the March 31, 2023 amendment to the Company's credit agreement, the base interest rate for amounts borrowed under the 2021 Credit Agreement was based on Adjusted LIBOR The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the average daily undrawn portion of the 2021 Revolver based on the Consolidated Senior Secured Leverage Ratio.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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

Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. There were no changes to these restrictive covenants in connection with the March 2023 amendment discussed above. The Company was in compliance with the applicable covenants in the aforementioned credit facility of December 31, 2023.

Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and calculation of excess cash flow, as defined, if certain leverage tests are not met. As a result of the calculation of excess cash flow as of December 31, 2023, the Company is required to make a mandatory prepayment of $13.4 million. This amount is included in the current portion of long-term debt as of December 31, 2023 in the accompanying consolidated balance sheets, and the Company expects to make this payment by the end of March 2024.

Secured Term Loan
The borrowings under the 2021 Term Loan require quarterly principal repayments of $5.0 million beginning June 30, 2021 through March 31, 2023, increasing to $10.0 million beginning June 30, 2023 through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. At December 31, 2023 and 2022, there was $720.0 million and $765.0 million, respectively, outstanding under the 2021 Term Loan. The interest rate under the 2021 Term Loan was 7.46% at December 31, 2023.
Revolving Credit Facility

During the year ended December 31, 2023, the Company borrowed $50 million under the 2021 Revolver, and repaid $50 million during the period. At December 31, 2023, there were no outstanding borrowings under the 2021 Revolver. During the year ended December 31, 2022, the Company had no borrowings under the 2021 Revolver, and there was no balance outstanding under the 2021 Revolver at December 31, 2022. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. At December 31, 2023, based on the financial debt covenants under the 2021 Credit Agreement, the maximum amount the Company could borrow under the 2021 Revolver and remain in compliance with the financial debt covenants under the agreement was $226.2 million.
Senior Unsecured Notes
In August 2021, the Company issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the "5.125% Senior Notes"). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, the Company issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the "4.625% Senior Notes"). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, (iii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the "6.125% Senior Notes"). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year. The 6.125% Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after August 1, 2023, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2023 is 103.063%, (ii) August 1, 2024 is 102.042%, (iii) August 1, 2025 is 101.021% and (iv) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. The Company may also redeem some or all of the 6.125% Senior Notes before August 1, 2023 at a redemption price of 100% of the principal amount of the 6.125% Senior Notes , plus a “make-whole” premium, together with accrued and unpaid interest. In addition, the Company may redeem up to 40% of the original aggregate principal amount of the 6.125% Senior Notes before August 1, 2023 with the proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the 6.125% Senior Notes, together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2021. The outstanding principal balance under the New Promissory Note bore interest at a rate of 12%.
The future maturity of total debt, excluding unamortized deferred financing fees, at December 31, 2023 is as follows (in thousands).

Twelve months ended December 31,
2024	$53,368
2025	40,000
2026	626,632
2027	—
2028	350,000
Thereafter	1,100,000
Total debt maturity	$2,170,000
(11) Stockholders' Equity
AdaptHealth, f/k/a DFB Healthcare Acquisitions Corp. ("DFB"), was originally formed in November 2017 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. On July 8, 2019, AdaptHealth Holdings LLC ("AdaptHealth Holdings") entered into an Agreement and Plan of Merger (the "Merger Agreement"), as amended on October 15, 2019, with DFB, pursuant to which AdaptHealth Holdings combined with DFB (the "Business Combination"). The Business Combination closed on November 8, 2019. In connection with the Business Combination, the name of the combined company was changed to AdaptHealth Corp.
Following the closing of the Business Combination, AdaptHealth Corp. owned 56% of the combined company with the remaining 44% owned by the former owners of AdaptHealth Holdings in the form of common units representing limited liability company interests in AdaptHealth Holdings from and after the closing of the Business Combination ("New AdaptHealth Units"). The former owners of AdaptHealth Holdings held New AdaptHealth Units and a corresponding number of non-economic Class B Common stock, which enabled the holder to one vote per share, and were exchangeable on a one-to-one basis for shares of Class A Common Stock. Subsequent to the Business Combination, all of the common unit interests of AdaptHealth Holdings and a corresponding number of shares of Class B Common Stock were exchanged for shares of Class A Common Stock, of which the final 13,218,758 of the exchanges occurred on January 1, 2021. As a result, the prior holders of the common unit interests of AdaptHealth Holdings no longer own a direct noncontrolling economic interest in AdaptHealth Holdings. In connection with the January 2021 exchanges, the Company recorded a decrease to the Noncontrolling interest in subsidiaries of $77.9 million in the accompanying consolidated statements of stockholders’ equity.
The Company filed its Third Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") on July 28, 2021. Among other things, the Certificate of Incorporation (x) increased the authorized number of shares of Common Stock from 245,000,000 shares of Common Stock to 300,000,000 shares of Common Stock and (y) (i) deleted provisions no longer applicable following the exchange of all outstanding New AdaptHealth Units and shares of Class B Common Stock for shares of Class A Common Stock and (ii) renamed the Company’s Class A Common Stock to Common Stock. Holders of Common Stock are entitled to one vote for each share. The shares of Preferred Stock (see below) shall be issued with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.
Common Stock
In January 2021, the Company issued 8,450,000 shares of Class A Common Stock at a price of $33.00 per share pursuant to an underwritten public offering (the 2021 Stock Offering) for gross proceeds of $278.9 million. In connection

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
with the 2021 Stock Offering, the Company received proceeds of $265.0 million, which is net of the underwriting discount. A portion of the proceeds from the 2021 Stock Offering were used to partially finance the cash portion of the purchase price for the acquisition of AeroCare, and to pay related fees and expenses. In connection with the 2021 Stock Offering, the Company paid offering costs, inclusive of the underwriting discount, of $13.8 million.
Preferred Stock
In June 2020, the Company entered into an exchange agreement ("the Exchange Agreement") with an investor pursuant to which the investor exchanged 15,810,547 shares of the Company’s Class A Common Stock for 158,105.47 shares of Series B-1 Preferred Stock, par value $0.0001 per share. The Series B-1 Preferred Stock liquidation preference is limited to its par value of $0.0001 per share. The Series B-1 Preferred Stock will participate equally and ratably on an as-converted basis with the holders of Common Stock in all cash dividends paid on the Common Stock. The Series B-1 Preferred Stock is non-voting. The holder may convert each share of Series B-1 Preferred Stock into 100 shares of Common Stock (subject to certain anti-dilution adjustments) at its election, except to the extent that following such conversion, the number of shares of Common Stock held by such holder and its affiliates exceed 4.9% of the outstanding Common Stock of the Company. During the year ended December 31, 2021, 39,500 shares of Series B-1 Preferred Stock were converted into 3,950,000 shares of Common Stock. There were no such conversions during the years ended December 31, 2023 and 2022.
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
Treasury Stock
In May 2022, the Company's board of directors authorized a share repurchase program for up to $200.0 million of the Company's Common Stock, which expired on December 31, 2023 (the "Share Repurchase Program"). The timing and actual number of shares repurchased depended upon market conditions and other factors. Shares of the Company's Common Stock were repurchased from time to time on the open market, through privately negotiated transactions or otherwise. During the years ended December 31, 2023 and 2022, the Company purchased 3,184,200 and 750,835 shares of the Company's Common Stock, respectively, for $29.3 million and $14.0 million, respectively, under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders' equity.
Warrants
At the closing of the Business Combination, the Company had 12,666,666 warrants outstanding. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of common stock at a price below its exercise price. There were no warrants exercised during the year ended December 31, 2023. During the year ended December 31, 2022, 184,870 warrants were exercised in cashless transactions resulting in the issuance of 87,553 shares of Common Stock. During the year ended December 31, 2021, 224,121 warrants

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
were exercised in a cashless transaction resulting in the issuance of 118,379 shares of Common Stock. As of December 31, 2023, the Company had 3,871,557 warrants outstanding, which have an expiration date of November 20, 2024.
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
A reconciliation of the changes in the warrant liability during the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2020	$113,905
Change in estimated fair value of the warrant liability	(53,181)
Reclassification of warrant liability to equity for exercised warrants	(2,960)
Estimated fair value of warrant liability at December 31, 2021	57,764
Change in estimated fair value of the warrant liability	(17,158)
Reclassification of warrant liability to equity for exercised warrants	(2,103)
Estimated fair value of warrant liability at December 31, 2022	38,503
Change in estimated fair value of the warrant liability	(34,482)
Estimated fair value of warrant liability at December 31, 2023	$4,021
The warrant liability is classified as a current liability at December 31, 2023 in the accompanying consolidated balance sheets since the expiration date of the warrants is less than one year as of such date.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
A reconciliation of the changes in the contingent consideration common shares liability related to the Contingent Consideration Common Shares during the year ended December 31, 2021 was as follows (in thousands):

Estimated fair value of contingent consideration common shares liability at December 31, 2020	$70,477
Change in estimated fair value of the contingent consideration common shares liability	(29,389)
Reclassification of contingent consideration common shares liability to equity	(41,088)
Estimated fair value of contingent consideration common shares liability at December 31, 2021	$—
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. The 2019 Plan permits the grant of up to 10,000,000 shares of Common Stock, subject to certain adjustments and limitations. At December 31, 2023, 1,039,484 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
There were no stock options granted during the years ended December 31, 2023 and 2022. The assumptions used to determine the grant-date fair value of the stock options granted during the year ended December 31, 2021 were as follows:

Year Ended December 31,
2021
Expected volatility	44.5%
Risk-free interest rate	0.2%
Expected term	4.0 years
Dividend yield	N/A

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The following table provides the activity regarding the Company’s outstanding stock options during the years ended December 31, 2023, 2022 and 2021 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2020	3,464	$2.18	$11.56
Granted	703	$9.81	$48.72
Exercised	(1,034)	$2.19	$11.57
Forfeited	(914)	$2.27	$11.66
Outstanding, December 31, 2021	2,219	$3.75	$19.36
Activity - none	—
Outstanding, December 31, 2022	2,219	$3.75	$19.36
Activity - none	—
Outstanding, December 31, 2023	2,219	$3.75	$19.36	5.1 Years
The following table provides the activity for all outstanding stock options during the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2020	3,464	$11.56
Granted	703	$48.72
Issued in connection with the AeroCare acquisition	3,960	$6.24
Exercised	(1,447)	$10.16
Forfeited	(914)	$11.66
Outstanding, December 31, 2021	5,766	$11.26
Exercised	(804)	$5.69
Outstanding, December 31, 2022	4,962	$12.19
Exercised	(1,553)	$6.24
Outstanding, December 31, 2023	3,409	$14.90	4.9 Years
During the year ended December 31, 2023, 211,185 stock options were exercised resulting in $0.6 million of cash proceeds received by the Company and the issuance of 211,185 shares of the Company's Common Stock. Also, during the year ended December 31, 2023, 1,341,770 stock options were exercised in cashless transactions resulting in the issuance of 228,466 shares of the Company's Common Stock. During the year ended December 31, 2022, 489,191 stock options were exercised resulting in $2.5 million of cash proceeds received by the Company and the issuance of 489,191 shares of the Company's Common Stock. Additionally, during the year ended December 31, 2022, 315,349 stock options were exercised in cashless transactions resulting in the issuance of 131,741 shares of Common Stock. During the year ended December 31, 2021, 1,138,982 stock options were exercised resulting in $12.3 million of cash proceeds received by the Company.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Additionally, during the year ended December 31, 2021, 307,613 stock options were exercised in cashless transactions resulting in the issuance of 133,126 shares of Common Stock.
The following table provides the activity for exercisable stock options during the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Exercisable, December 31, 2020	1,155	$11.56
Issued in connection with the AeroCare acquisition	3,960	$6.24
Vested	907	$11.50
Exercised	(1,447)	$10.16
Exercisable, December 31, 2021	4,575	$7.39
Vested	878	$18.12
Exercised	(804)	$5.69
Exercisable, December 31, 2022	4,649	$9.73
Vested	234	$48.72
Exercised	(1,553)	$6.24
Exercisable, December 31, 2023	3,330	$14.10	4.9 Years
The following table provides the activity for unexercisable stock options during the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Unexercisable, December 31, 2020	2,309	$11.56
Granted	703	$48.72
Vested	(907)	$11.50
Forfeited	(914)	$11.66
Unexercisable, December 31, 2021	1,191	$26.15
Vested	(878)	$18.12
Unexercisable, December 31, 2022	313	$48.72
Vested	(234)	$48.72
Unexercisable, December 31, 2023	79	$48.72	2.1 Years
Restricted Stock
During the year ended December 31, 2023, the Company granted the following shares of restricted stock:
•732,810 shares to various employees which vest ratably over the three-year period following the vesting commencement date (which is generally the grant date), subject to the employees' continuous

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
employment through the applicable vesting date. The grant-date fair value of these awards was $9.3 million.
•58,795 shares to various employees which vested immediately on the grant date. The grant-date fair value of these awards was $0.5 million.
•139,190 shares to its non-employee directors, which vest one year following the grant date. The grant-date fair value of these awards was $1.4 million.
•53,732 shares to its interim CEO, which vest on the two-month anniversary following the grant date. The grant-date fair value of these awards was $0.5 million.
•327,000 shares of performance-vested restricted stock units ("Performance RSUs") to senior executive management of the Company which will vest on the third anniversary of the vesting commencement date (February 1, 2023) subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return ("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $6.6 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
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
•317,554 shares of Performance RSUs to senior executive management of the Company which will vest on the third anniversary of the grant date subject to the achievement of specified goals relative to the Company’s three-year Relative TSR performance versus the Company’s Peer Group, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $8.7 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
◦Less than 25th Percentile – No payout
◦Greater than or equal to 25th Percentile – 50% of Performance RSUs
◦Equal to 50th Percentile – 100% of Performance RSUs
◦Greater than or equal to 75th Percentile – 200% of Performance RSUs

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
Activity related to the Company’s non-vested restricted stock grants for the years ended December 31, 2023, 2022 and 2021 is presented below (in thousands, except per share data):

	Number of Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2020	2,248	$15.60
Granted	1,354	$28.92
Vested	(556)	$14.03
Forfeited	(851)	$17.64
Non-vested balance, December 31, 2021	2,195	$19.58
Granted	962	$21.26
Vested	(700)	$19.99
Forfeited	(196)	$20.60
Non-vested balance, December 31, 2022	2,261	$23.90
Granted	1,311	$13.85
Vested	(1,063)	$19.59
Forfeited	(441)	$25.95
Non-vested balance, December 31, 2023	2,068	$19.16
Incentive Units
AdaptHealth Holdings granted Incentive Units in June 2019 (the "2019 Incentive Units") to certain members of management. The 2019 Incentive Units were intended to constitute profits interests and were granted for purposes of enabling such individuals to participate in the long-term growth and financial success of the Company and were issued in exchange for services to be performed. The grant date fair value of the 2019 Incentive Units, as calculated under an Option Pricing Method, was $4.5 million. With respect to the 2019 Incentive Units, 50% of the awards were scheduled to vest in

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
equal annual installments on each of the first four anniversaries of the Vesting Commencement Date as defined in the agreements (May 20, 2019). The first 25% of this portion of the 2019 Incentive Units vested in May 2020, and in January 2021, the vesting of the remaining unvested units associated with this portion of the 2019 Incentive Units was accelerated. The Company recognized $1.5 million of equity-based compensation expense during the year ended December 31, 2021 in connection with such acceleration. The remaining 50% of the awards had initial vesting terms based upon a performance condition. In connection with the Business Combination, the vesting condition for this portion of the 2019 Incentive Units was changed to vest quarterly during the one year period subsequent to the closing of the Business Combination, and as such all of the units associated with this portion of the 2019 Incentive Units were fully vested in November 2020.
Equity-Based Compensation Expense
The table below presents the equity-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021, as well the classification of amounts in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
General and administrative expense	$19,586	$15,760	$18,021
Cost of net revenue	$2,882	$6,637	$7,302
Total	$22,468	$22,397	$25,323
The Company recognized an increase to income tax expense of $0.6 million for the year ended December 31, 2023 as a result of a shortfall associated with equity-based compensation. The Company recognized a reduction to income tax expense of $2.1 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively, as a result of excess tax benefits associated with equity-based compensation.
At December 31, 2023, there was $21.1 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 1.7 years.
Effective June 30, 2023, Stephen Griggs resigned as Chief Executive Officer and did not stand for reelection as a member of the Company's board of directors at the Company's annual shareholder meeting. In connection with Mr. Griggs’ separation, the Company accelerated the vesting of 78,130 unvested stock options and 143,739 unvested shares of restricted stock which were subject to time-based vesting conditions only. In addition, the Company modified the vesting conditions for 159,555 shares of Performance RSU's to allow for vesting based on the achievement of the applicable Relative TSR, but no longer requires continuous employment through the applicable vesting date. In connection with the accelerated vesting and modification, the Company recognized $4.0 million of equity-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2023.
(12) Earnings (Loss) Per Share
Earnings Per Share ("EPS") is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net (loss) income per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive Common Stock.
The Company’s potentially dilutive securities include potential common shares related to outstanding warrants, unvested restricted stock, outstanding stock options and outstanding preferred stock. See Note 11, Stockholders’ Equity, for additional discussion of these potential dilutive securities.
Diluted net (loss) income per share considers the impact of potentially dilutive securities except when the potential common shares have an antidilutive effect. The Company’s outstanding preferred stock are considered participating

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
Computations of basic and diluted net (loss) income per share were as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator
Net (loss) income attributable to AdaptHealth Corp.	$(678,895)	$69,316	$156,175
Less: Earnings allocated to participating securities (1)	—	5,867	14,379
Net (loss) income for basic EPS	$(678,895)	$63,449	$141,796
Change in fair value of warrant liability (2)	(34,482)	(17,158)	(53,181)
Net (loss) income for diluted EPS	$(713,377)	$46,291	$88,615

Denominator (1) (2)
Basic weighted-average common shares outstanding	134,156	134,175	126,306
Add: Warrants (2)	262	1,528	2,377
Add: Stock options	—	2,512	3,782
Add: Unvested restricted stock	—	773	569
Diluted weighted-average common shares outstanding	134,418	138,988	133,034

Basic net (loss) income per share	$(5.06)	$0.47	$1.12
Diluted net (loss) income per share	$(5.31)	$0.33	$0.67
(1)The Company's preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There was no amount allocated to the participating securities during the year ended December 31, 2023 due to the net loss reported in that period.
(2)For the years ended December 31, 2023, 2022 and 2021, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net (loss) income per share. This adjustment is included as the effect of the numerator and denominator adjustments for this derivative instrument is dilutive as a result of the non-cash gains recorded for the change in fair value of this instrument during those periods.
Due to the Company reporting a net loss attributable to AdaptHealth Corp. for the year ended December 31, 2023, all potentially dilutive securities related to unvested restricted stock and outstanding stock options were excluded from the computation of diluted net loss per share for that period as their inclusion would have been anti-dilutive.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net (loss) income per share for the years ended December 31, 2023, 2022 and 2021 because to do so would be antidilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Preferred Stock	12,406	12,406	12,808
Warrants	—	—	—
Stock Options	3,409	469	—
Unvested restricted stock	1,993	—	—
Total	17,808	12,875	12,808
(13) Leases
The Company leases its operating locations and office facilities under noncancelable lease agreements which expire at various dates through May 2038. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain office facilities on a month-to-month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The following table presents information about the Company’s right-of-use assets and lease liabilities as of December 31, 2023 and 2022 (in thousands):

		December 31,
	Consolidated Balance Sheets Line Item	2023	2022
Right-of-use ("ROU") assets:
Operating lease ROU assets	Operating lease right-of-use assets	$110,465	$129,506
Finance lease ROU assets	Finance lease right-of-use assets	31,962	5,423
Finance lease ROU assets	Equipment and other fixed assets, net	—	103
Total ROU assets		$142,427	$135,032
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease obligations	$29,270	$30,001
Noncurrent operating lease liabilities	Operating lease obligations, less current portion	85,529	104,394
Total operating lease liabilities		$114,799	$134,395
Finance lease liabilities:
Current finance lease liabilities	Current portion of finance lease obligations	$9,122	$2,211
Noncurrent finance lease liabilities	Finance lease obligations, less current portion	22,746	3,950
Total finance lease liabilities		$31,868	$6,161
The following table presents information about lease costs and expenses and sublease income for the years ended December 31, 2023 and 2022 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$38,365	$37,822	$37,043
Finance lease costs:
Reduction of ROU assets	$5,761	$8,246	$33,689
Interest on lease liabilities	$1,058	$—	$—
Other lease costs and income:
Variable leases costs (1)	$20,769	$17,758	$14,030
Sublease income	$1,427	$1,380	$1,239
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	5.6 years	6.2 years
Finance leases	3.6 years	3.7 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	4.4%	3.9%
Finance leases	6.7%	3.5%
The following table provides the undiscounted amount of future cash flows related to the Company's operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of December 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2024	$33,335	$10,782
2025	28,111	10,129
2026	20,306	9,095
2027	13,560	5,612
2028	10,634	44
Thereafter	24,217	—
Total future undiscounted leases payments	$130,163	$35,662
Less: amount representing interest	(15,364)	(3,794)
Present value of future lease payments (lease liability)	$114,799	$31,868
The following table provides certain cash flow and supplemental non-cash information related to the Company's lease liabilities for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$38,328	$37,486	$36,510
Financing cash payments for finance leases	$6,769	$16,176	$42,164
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$22,000	$22,543	$91,420
Finance leases	$32,101	$5,423	$22,959
(14) Retirement Plans
At December 31, 2023, the Company had a single consolidated retirement plan (the "AdaptHealth Plan"). The AdaptHealth Plan allows employees to contribute up to the annual limitation imposed by the Internal Revenue Code. The Company makes matching contributions to the AdaptHealth Plan. During the years ended December 31, 2023, 2022, and

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
2021, the Company recorded matching contribution expense of $5.6 million, $4.7 million, and $2.9 million, respectively, related to the AdaptHealth Plan.
(15) Self-Insured Plans
The Company was self-insured for its employees’ medical, auto and workers’ compensation claims during 2023, 2022 and 2021. The Company purchased medical stop loss insurance that covers the excess of each specific loss over $300,000 in 2023 and 2022, and $225,000 in 2021. In 2023, 2022 and 2021, the Company purchased workers’ compensation stop loss insurance which has occurrence-based limits that vary by state based on statutory rules. The Company is subject to an aggregate annual limit. Self-insurance reserves include estimates of both known claims filed and estimates of claims incurred but not reported. The Company uses historical paid claims information to estimate its claims liability. The liability for self-insurance reserves was $19.0 million and $15.6 million as of December 31, 2023 and 2022, respectively. This liability is included within accounts payable and accrued expenses in the accompanying consolidated balance sheets.
(16) Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If there is no probable estimate within a range of reasonably possible outcomes, the Company’s policy is to record at the low end of the range of such reasonably possible outcomes. Significant judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations and proceedings, except as disclosed below. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may be affected by limited information. Accordingly, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. Professional legal fees are expensed as they are incurred.

On July 25, 2017, AdaptHealth Holdings was served with a subpoena by the U.S. Attorney’s Office for the United States District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to 18 U.S.C. §3486 to produce certain audit records and internal communications regarding ventilator billing. The investigation focused on billing practices regarding one payor that contracted for bundled payments for certain ventilators. AdaptHealth Holdings cooperated with the investigation and on April 21, 2023, the Company entered into a settlement agreement with the EDPA resolving all allegations and claims related to the investigation without a determination of liability on the part of the Company. In connection with the settlement, the Company made a payment of $5.3 million, which was fully accrued as of December 31, 2022, and was not required to enter into any post-settlement agreements related to the settlement.

In March 2019, prior to its acquisition by the Company, AeroCare Holdings, Inc. (“AeroCare”) was served with a civil investigative demand (“CID”) issued by the United States Attorney for the Western District of Kentucky (“WDKY”). The CID sought to investigate allegations that AeroCare improperly billed, or caused others to improperly bill, for oxygen tank contents that were not delivered to beneficiaries. The WDKY requested documents related to such oxygen tank content billing as well as other categories of information. AeroCare cooperated fully with the investigation and on June 23, 2022, the complaint filed in connection with this investigation was dismissed by the United States District Court in the Western District of Kentucky with the consent of the WDKY.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania for alleged violations of the federal securities laws arising from allegedly false and

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
misleading statements and/or failures to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory. On October 14, 2021, the court appointed Delaware County Employees Retirement System and the Bucks County Employees Retirement System as Lead Plaintiffs. On November 22, 2021, Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors on behalf of shareholders that purchased or otherwise acquired the Company’s stock and options between November 8, 2019 and July 16, 2021 (as to the complaint, the “Consolidated Complaint”; as to the action, the “Consolidated Class Action”). The Consolidated Complaint generally alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory and the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity. The Consolidated Complaint seeks unspecified damages. On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint, which the court denied on June 9, 2022. On June 7, 2023, the court entered an order staying the Consolidated Class Action pending the outcome of a private mediation between the parties.

On February 26, 2024, defendants entered into a stipulation and agreement of settlement with the Lead Plaintiffs. The Company’s portion of the proposed settlement is expected to be funded as follows (i) $32.2 million of cash from the Company’s insurance carriers; (ii) $17.8 million of cash from the Company; and (iii) 1 million shares of the Company’s Common Stock (the “Settlement Shares”). In addition, as part of the proposed settlement, the Company has agreed to the implementation of certain corporate governance reforms. At December 31, 2023, the Company recorded a liability of $57.3 million, consisting of the aggregate cash payments of $50.0 million and the fair value of the Settlement Shares, which was determined to be $7.3 million; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. In addition, at December 31, 2023, the Company recorded a receivable of $32.2 million, representing the amount to be received from the Company’s insurance carriers, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. For the year ended December 31, 2023, the Company recorded a pre-tax expense of $25.1 million associated with the proposed settlement, which is included in other loss, net in the accompanying consolidated statements of operations. The Company anticipates that the Settlement Shares will be issued from available Treasury Stock. Upon issuance of the Settlement Shares, $7.3 million will be reclassified from liabilities to stockholders' equity.

The proposed settlement is subject to preliminary and final Court approval and other customary closing conditions. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Consolidated Complaint will be released from the claims that were asserted or could have been asserted in the Consolidated Class Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing and is subject to court approval. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

The Company has also reached an agreement in principle with its directors and officers liability insurers to resolve a proceeding that the Company filed in Delaware Superior Court concerning coverage in connection with the Consolidated Class Action and the Derivative Action discussed immediately below. The proposed settlement will exhaust $35.0 million in D&O coverage limits available to the Company for the policy period from November 8, 2020 to November 8, 2021. There can be no assurance that the settlement will be finalized or the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein

On December 6, 2021, a putative shareholder of the Company, Carol Hessler, filed a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Derivative Complaint”; as to the action, the “Derivative Action”). The Derivative Complaint generally alleges that the defendants breached their fiduciary duties owed to the Company by, among other things, allegedly causing or allowing misrepresentations and/or omissions regarding changes made to the methodology used to calculate the Company’s organic growth and the Company’s former Co-CEO’s alleged criminal activity and engaging in insider trading. The Derivative Complaint also alleges claims for waste of corporate

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
assets and unjust enrichment. Finally, the Derivative Complaint alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in the Company’s Proxy Statements on Schedule DEF 14A in connection with a Special Meeting of Stockholders, held on March 3, 2021, and the 2021 Annual Meeting of Stockholders, held on July 27, 2021. The Derivative Complaint seeks, among other things, an award of money damages.

On March 4, 2022, the parties to the Derivative Action stipulated to stay the Derivative Action pending final resolution of the Consolidated Class Action. On March 7, 2022, the court so-ordered the parties’ stipulation.

The defendants have reached an agreement in principle with the derivative plaintiff to settle the Derivative Action. The settlement, which would include no admission of liability or wrongdoing by the defendants, is subject to negotiation and execution of definitive settlement documentation and court approval. The proposed settlement consideration would consist of certain corporate governance reforms and reasonable attorneys’ fees, at an amount to later be determined, to be approved by the court.

Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Derivative Complaint would be released from the claims that were asserted or could have been asserted in the Derivative Complaint. The proposed settlement is subject to court approval and other customary closing conditions. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to settlement will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York issued a civil investigative demand to a subsidiary of the Company, pursuant to the False Claims Act, 31 U.S.C. § 3733 ("FCA") surrounding whether the subsidiary submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.

On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania (the “Allegheny County Complaint”). The Allegheny County Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between August 4, 2020 and February 27, 2023. The Allegheny County Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes business. The Allegheny County Complaint seeks unspecified damages. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs. On February 6, 2024, the parties filed a joint stipulation outlining proposed deadlines for Lead Plaintiffs to identify an operative complaint or file an amended or consolidated complaint and for defendants to respond to the operative complaint.

The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.
(17) Related Party Transactions
The Company and one of its executive officers and shareholder own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $11.3 million, $7.0 million and $4.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of December 31, 2023 and 2022, the Company had an immaterial outstanding accounts payable balance to this vendor.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was less than 1.0% of the Company’s consolidated net revenue during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of December 31, 2023. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Purchases from this vendor were approximately $24.2 million, $80.3 million, and $12.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company had $0.1 million and $2.1 million, respectively, in outstanding accounts payable to this vendor.
A former regional manager of the Company is a shareholder of a business which provides contract labor to the Company. Payments to this service provider were $21.8 million, $20.0 million, and $18.1 million, respectively, for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, the Company had $0.2 million and $2.2 million, respectively, in outstanding accounts payable to this service provider. The regional manager left the Company effective March 31, 2023 via a separation agreement which provides severance and separation benefits, including a pro rata bonus. Also, the Company and the former employee have entered into a short-term consulting agreement whereby the former employee's services will be available to the Company through March 2024.
(18) Income Taxes

The Company is subject to U.S. federal, state, and local income taxes. For the years ended December 31, 2023, 2022 and 2021, the Company recorded an income tax benefit of $49.0 million, income tax expense of $24.8 million, and income tax expense of $32.8 million, respectively. For the year ended December 31, 2023, the Company recognized a $64.8 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges of $830.8 million. See Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
The current and deferred income tax (benefit) expense for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$5,689	$(197)	$2,356
State	7,902	6,930	8,070
	13,591	6,733	10,426
Deferred:
Federal	(42,720)	12,205	22,891
State	(19,875)	5,831	(511)
	(62,595)	18,036	22,380
Total income tax (benefit) expense	$(49,004)	$24,769	$32,806

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.0%	3.6%	3.1%
Equity-based compensation	(0.4)%	(0.5)%	(1.9)%
Change in valuation allowance	(0.3)%	—%	0.1%
Change in fair value of warrant liability	1.0%	(3.7)%	(5.9)%
Change in fair value of contingent consideration	—%	—%	(1.2)%
Goodwill impairment	(16.6)%	—%	—%
Deferred tax only adjustment	1.1%	(2.6)%	0.3%
Deferred tax impact of state effective tax rate changes	—%	8.6%	—%
Other	—%	(1.1)%	1.7%
Effective income tax rate	6.8%	25.3%	17.2%

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Deferred income tax assets and liabilities are comprised of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Accounts receivable	$35,009	$37,363
Goodwill and intangible assets	293,022	262,501
Investment in partnership	—	171
Inventory	1,926	1,841
Accruals	16,909	9,207
Net operating losses and credits	23,978	35,459
Transaction costs	455	417
Equity-based compensation	5,379	6,101
Excess business interest expense	46,273	27,918
Lease liability	37,069	35,431
Capital losses	792	817
Other	7	—
Total deferred income tax assets	460,819	417,226
Valuation allowance	(3,788)	(1,812)
Net deferred income tax assets	$457,031	$415,414
Deferred income tax liabilities:
Right-of-use assets	$(36,011)	$(34,201)
Contingent consideration	(2,112)	(2,200)
Investment in partnership	(582)	—
Unrealized gains	(1,479)	(2,950)
Equipment and other fixed assets	(70,993)	(94,277)
Total deferred income tax liabilities	(111,177)	(133,628)
Noncurrent net deferred income tax assets	$345,854	$281,786

Deferred income taxes are determined based on the temporary differences between the financial statement book basis and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred income tax assets according to the provisions of FASB ASC 740, Income Taxes. In making this determination, management assesses all available evidence, both positive and negative, available at the time balance sheet date. This includes, but is not limited to, recent earnings, internally prepared income projections, and historical financial performance. A history of cumulative losses is a significant piece of negative evidence used in the assessment. As of December 31, 2023 and 2022, the Company had a valuation allowance recorded against net deferred tax assets of $3.8 million, and $1.8 million, respectively.
As of December 31, 2023 and 2022, the Company had federal net operating losses ("NOLs") carryforwards of $72.4 million and $138.2 million, respectively and state NOLs of $281.1 million and $150.7 million, respectively. Federal

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
NOLs generated after December 31, 2017 do not expire and state rules vary. Of the Company’s total federal NOLs as of December 31, 2023, $3.2 million begin expiring in 2031 and $69.2 million do not expire and may be carried forward indefinitely. The Company believes $4.9 million of NOLs are fully limited as a result of ownership changes within the meaning of Internal Revenue Code Section 382 ("Section 382") and has maintained a valuation allowance against these NOL deferred tax assets. As of December 31, 2023 and 2022, the Company had interest expense carryforwards of $177.3 million and $109.9 million, which may be carried forward indefinitely. As of December 31, 2023, the Company had capital loss carryforwards of $3.1 million that are subject to expiration if unused as of December 31, 2025. The Company does not anticipate utilizing these carryforwards prior to expiration and has maintained a valuation allowance accordingly.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands).

Balance, December 31, 2020	$1,947
Additions for tax positions acquired	2,100
Balance, December 31, 2021	4,047
Additions for tax positions acquired	2,670
Reductions due to lapse of statute of limitations	(78)
Balance, December 31, 2022	6,639
Additions for tax positions acquired	—
Reductions due to lapse of statute of limitations	(43)
Balance, December 31, 2023	$6,596
The unrecognized tax benefit of $6.6 million at December 31, 2023 relates to tax positions taken in pre-closing tax periods of companies acquired in 2021 and 2020, for which the Company received tax indemnifications against any losses. As such, the Company recognized a corresponding asset on its consolidated balance sheet and no amount of the Company’s uncertain tax positions, if recognized, would impact the effective tax rate of the Company. As of December 31, 2023 and 2022, the Company’s accrued liability for interest and penalties is $2.8 million and $1.6 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2019, based on the U.S. statute of limitations. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns.
Tax Receivable Agreement

At the closing of the Business Combination, the Company and AdaptHealth Holdings entered into a Tax Receivable Agreement (TRA) with certain sellers and AdaptHealth Holdings members. The TRA will generally provide for the payment by the Company to the corresponding sellers and AdaptHealth Holdings members of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of: (i) certain tax attributes of the corresponding sellers existing prior to the Business Combination; (ii) certain increases in tax basis resulting from exchanges of New AdaptHealth Units and shares of Class B Common Stock; (iii) imputed interest deemed to be paid by the Company as a result of payments it makes under the TRA; and (iv) certain increases in tax basis resulting from payments the Company makes under the TRA. Under the TRA, the benefits deemed realized by the Company as a result of the increase in tax basis attributable to the AdaptHealth Holdings members generally will be computed by comparing the

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
actual income tax liability of the Company to the amount of such taxes that the Company would have been required to pay had there been no such increase in tax basis.
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
During the year ended December 31, 2021, the Company increased its TRA liability by $146.5 million through a reduction in additional-paid-in capital, resulting from additional exchanges of New AdaptHealth Units and shares of Class B Common Stock. Correspondingly, during the year ended December 31, 2021, the Company increased its deferred tax asset by $164.1 million through an increase in additional-paid-in-capital resulting from these exchanges.
At December 31, 2023, the Company’s liability relating to the TRA was $291.6 million, of which $1.5 million and $290.1 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2022, the Company's liability relating to the TRA was $297.4 million, of which

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
$3.3 million and $294.1 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. During the year ended December 31, 2023, the Company recognized income of $2.5 million related to changes in the estimated TRA liability primarily as a result of a decrease in estimated effective tax rates in future years, which is included in other loss, net in the accompanying consolidated statement of operations. During the year ended December 31, 2022, the Company recognized income of $2.9 million related to changes in the estimated TRA liability primarily as a result of a decrease in estimated effective tax rates in future years, which is included in other loss, net in the accompanying consolidated statements of operations.
(19) Subsequent Events
The Company evaluated subsequent events for the period from December 31, 2023 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure, other than as discussed in Note 16, Commitments and Contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.
As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management identified material weaknesses in internal control over financial reporting relating to an insufficient complement of resources to complete risk assessment which resulted in a lack of implementation and ineffectiveness of both process level controls in substantially all processes and the general information technology controls that support our financial statements and reporting. While remediation efforts related to these material weaknesses have been substantially completed, several specific material weaknesses in our internal control over financial reporting remain as of December 31, 2023, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management, including our Interim Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, the following material weaknesses in internal control over financial reporting were identified by the Company as of December 31, 2023:

The Company uses a third-party service provider under a software as a service contract to initiate and process the majority of its revenue transactions. The service provider uses a subservice organization to consolidate and reformat transactional revenue data before it is recorded in the Company’s general ledger. The Company obtains from the service provider a System and Organization Controls (SOC) 1 Type 2 report as part of the evidence used in its evaluation of the Company’s internal control over financial reporting. Due to insufficient communication between the Company and the service provider regarding its expectations for controls over the activities of the subservice organization, the SOC 1 Type 2 report for the service provider did not provide evidence of design, implementation, and operating effectiveness of controls over the completeness and accuracy of the Company’s transactional revenue data processed by the subservice organization.

The Company also did not design and implement such controls on its own. Substantially all manual and automated controls within the revenue process rely on the integrity of the information processed by the third-party service provider and its subservice organization and, therefore, are also considered to be ineffective.

Due to the significance of the actions necessary to remediate the pervasive material weaknesses identified at December 31, 2022, including certain IT system implementations, the Company was not able to complete all of its planned remediation actions by the date of management’s 2023 annual assessment of internal control over financial reporting, resulting in the following two material weaknesses which continue to exist as of December 31, 2023:

•The Company did not design and implement a three-way match control (comparing the purchase order, delivery receipt, and invoice) over its procurement of medical equipment inventory through a third-party distribution channel. Specifically, because these procurement transactions are initiated through technology that is not integrated with the technology utilized for vendor invoice payments, the Company was not able to reconcile the quantities of the equipment invoiced by its vendors to the quantities actually received which could affect the completeness, existence, and accuracy of the Company’s cost of sales and the related accounts payable.

•The Company did not design and implement process-level controls over the determination of excess or obsolete medical equipment and other inventory balances. Specifically, the Company did not have a mechanism in place to track the movement and status of specific medical equipment and other inventory which could affect the valuation of its inventory.

The material weaknesses did not result in any identified material misstatements to the consolidated financial statements and there were no changes to previously reported financial results. Based on these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. KPMG LLP's report appears on page 60 of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weaknesses in Internal Control Over Financing Reporting

With respect to the material weaknesses identified in 2022, management has completed its remediation efforts for the material weaknesses related to hiring a sufficient complement of resources, completion of a comprehensive risk assessment and implementation and effectiveness of process-level and general information technology controls responsive to the identified risks, other than in the areas impacted by the continuing material weaknesses described above. Among others, during 2023, the Company completed process mapping each of the Company’s business cycles with relevant process risk points, service and sub-service organizations, information technology systems, manual and automated controls, and information used in the operation of controls. Controls were designed, implemented, and operated for a sufficient period of time to validate the effectiveness of the Company’s processes and controls with the exception of areas impacted by the above discussed material weaknesses.

Remediation of Material Weaknesses Existing at December 31, 2023

With respect to the material weaknesses existing as of December 31, 2023, management is taking steps to address them by, among others, 1) working with the third-party service provider to ensure its SOC 1 Type 2 report includes evidence of implementation and testing of controls for all relevant sub-service providers impacting the revenue transactional data used by the Company, 2) completing the implementation of technology to bring the third-party distribution channel transaction information into one system to facilitate a three-way match of the purchase order, delivery receipt and invoice, 3) expanding the implementation of a perpetual inventory system to a larger number of Company locations, and 4) using the information from the perpetual inventory system to support the determination of excess or obsolete medical equipment and other inventory.

Notwithstanding the identified material weaknesses, management, including our Interim Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of the dates and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information

On November 6, 2023, Albert Prast, the Company’s Chief Technology Officer, modified a trading arrangement he had previously adopted with respect to the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) to adjust the trading terms under the plan. Mr. Prast’s initial Rule 10b5-1 Trading Plan was adopted on March 17, 2023. Mr. Prast’s amended Rule 10b5-1 Trading Plan is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The plan provides for the potential exercise of vested stock options and the associated sale of up to 200,000 shares of the Company's common stock pursuant to its terms. The plan expires on March 21, 2024, or upon the earlier completion of all authorized transactions under the plan.

On February 26, 2024, the Company entered into a stipulation and agreement of settlement in connection with a securities class action against the Company, its directors, and certain of its current and former officers. For further discussion, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of the stockholders to be filed on or before April 29, 2024 and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of the stockholders to be filed on or before April 29, 2024 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of the stockholders to be filed on or before April 29, 2024 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of the stockholders to be filed on or before April 29, 2024 and is incorporated herein by reference.
Item 14. Principal Accountant’s Fees and Services
The information required by this item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of the stockholders to be filed on or before April 29, 2024 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Consolidated Financial Statements and Supplementary Data:
Financial Statements. The following is a list of the Consolidated Financial Statements of AdaptHealth Corp. and its subsidiaries included in Item 8 of Part II of this report.
(b)Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits starting on page 123 of this Annual Report on Form 10-K.
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

4.4*	Description of Securities.
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

10.22
Transition Letter Agreement, dated May 8, 2023, by and between AdaptHealth Corp. and Stephen P. Griggs, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2023).

10.24†
Letter Agreement, dated June 26, 2023, by and between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2023).

10.25†
Employment Agreement, dated July 24, 2023, by and between AdaptHealth Corp. and Albert Prast (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2023).

10.26†
Amendment to Letter Agreement, dated August 29, 2023, by and between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2023).

10.27†
Second Amendment to Letter Agreement, dated October 26, 2023, by and between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2023).

10.28	AdaptHealth LLC Non-qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023).
10.29†
Third Amendment to Letter Agreement, dated December 21, 2023, by and between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2023).

10.30
Third Amendment dated as of March 31, 2023 to the Credit Agreement, dated as of January 20, 2021, among AdaptHealth LLC, the guarantors named therein, Regions Bank as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the SEC on May 9, 2023).

10.31*	Stipulation and Agreement of Settlement, dated as of February 26, 2024.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on the signature page hereof).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	AdaptHealth Corp. Policy for the Recovery of Erroneously Awarded Compensation
101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104 ***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2024.

AdaptHealth Corp.

By:	/s/ Richard Barasch
Richard Barasch
Interim Chief Executive Officer and Chairman of the Board
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Barasch and Jonathan Bush, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

By:	/s/ Richard Barasch	Interim Chief Executive Officer and Chairman of the Board
	Richard Barasch	(Principal Executive Officer)

By:	/s/ Jason Clemens	Chief Financial Officer
	Jason Clemens	(Principal Financial Officer)

By:	/s/ Christine Archbold	Chief Accounting Officer
	Christine Archbold	(Principal Accounting Officer)

By:	/s/ Joshua Parnes	President and Director
Joshua Parnes

By:	/s/ Terence Connors	Director
Terence Connors

By:	/s/ Dr. Susan Weaver	Director
Dr. Susan Weaver

By:	/s/ Dale Wolf	Director
Dale Wolf

By:	/s/ Bradley Coppens	Director
Bradley Coppens

By:	/s/ David S. Williams III	Director
David S. Williams III

By:	/s/ Theodore S. Lundberg	Director
Theodore S. Lundberg

By:	/s/ Gregory A. Belinfanti	Director
Gregory A. Belinfanti