Form 10-Q
period 2024-03-31
AdaptHealth Corp.
filed 2024-05-07
CIK 1725255

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 133,201,924 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$79,566	$77,132
Accounts receivable	429,558	388,910
Inventory	108,585	113,642
Prepaid and other current assets	38,272	69,338
Total current assets	655,981	649,022
Equipment and other fixed assets, net	501,892	495,101
Operating lease right-of-use assets	111,232	110,465
Finance lease right-of-use assets	30,427	31,962
Goodwill	2,718,428	2,724,958
Identifiable intangible assets, net	124,591	130,160
Other assets	20,001	21,128
Deferred tax assets	341,141	345,854
Total Assets	$4,503,693	$4,508,650
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$340,234	$391,994
Current portion of long-term debt	40,000	53,368
Current portion of operating lease obligations	31,530	29,270
Current portion of finance lease obligations	9,245	9,122
Contract liabilities	34,040	38,570
Warrant liability	11,474	4,021
Other liabilities	26,169	10,654
Total current liabilities	492,692	536,999
Long-term debt, less current portion	2,159,161	2,094,614
Operating lease obligations, less current portion	84,115	85,529
Finance lease obligations, less current portion	21,057	22,746
Other long-term liabilities	275,639	302,093
Total Liabilities	3,032,664	3,041,981
Commitments and contingencies (note 14)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 133,194,999 and 132,634,850 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Treasury stock, at cost (3,935,035 shares at March 31, 2024 and December 31, 2023)	(43,267)	(43,267)
Additional paid-in capital	2,154,564	2,149,951
Accumulated deficit	(654,734)	(652,600)
Accumulated other comprehensive income	5,212	4,356
Total stockholders' equity attributable to AdaptHealth Corp.	1,461,789	1,458,454
Noncontrolling interest in subsidiary	9,240	8,215
Total Stockholders' Equity	1,471,029	1,466,669
Total Liabilities and Stockholders' Equity	$4,503,693	$4,508,650
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net revenue	$792,497	$744,626
Costs and expenses:
Cost of net revenue	675,693	655,396
General and administrative expenses	48,378	47,521
Depreciation and amortization, excluding patient equipment depreciation	11,365	15,532
Goodwill impairment (note 5)	6,530	—
Total costs and expenses	741,966	718,449
Operating income	50,531	26,177
Interest expense, net	32,472	31,955
Change in fair value of warrant liability (note 10)	7,453	(21,914)
Other loss, net	5,105	1,175
Income before income taxes	5,501	14,961
Income tax expense (benefit)	6,610	(1,714)
Net (loss) income	(1,109)	16,675
Income attributable to noncontrolling interest	1,025	968
Net (loss) income attributable to AdaptHealth Corp.	$(2,134)	$15,707

Weighted average common shares outstanding - basic	132,914	134,525
Weighted average common shares outstanding - diluted	132,914	135,976

Basic net (loss) income per share (note 11)	$(0.02)	$0.11
Diluted net loss per share (note 11)	$(0.02)	$(0.06)

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(1,109)	$16,675
Other comprehensive income (loss):
Gain (loss) on interest rate swap agreements, inclusive of reclassification adjustment, net of tax	856	(2,805)
Comprehensive (loss) income	(253)	13,870

Income attributable to noncontrolling interest	1,025	968
Comprehensive (loss) income attributable to AdaptHealth Corp.	$(1,278)	$12,902
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	132,635	$13	124	$1	3,935	$(43,267)	$2,149,951	$(652,600)	$4,356	$8,215	$1,466,669
Equity-based compensation	300	—	—	—	—	—	4,533	—	—	—	4,533
Exercise of stock options	177	—	—	—	—	—	545	—	—	—	545
Payments for tax withholdings from restricted stock vesting	—	—	—	—	—	—	(1,072)	—	—	—	(1,072)
Common Stock issued in connection with employee stock purchase plan	83	—	—	—	—	—	607	—	—	—	607
Net (loss) income	—	—	—	—	—	—	—	(2,134)	—	1,025	(1,109)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	856	—	856
Balance, March 31, 2024	133,195	$13	124	$1	3,935	$(43,267)	$2,154,564	$(654,734)	$5,212	$9,240	$1,471,029

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	134,435	$13	124	$1	751	$(13,992)	$2,130,148	$26,295	$8,693	$6,600	$2,157,758
Equity-based compensation	292	—	—	—	—	—	5,916	—	—	—	5,916
Payments for tax withholdings from restricted stock vesting	—	—	—	—	—	—	(1,883)	—	—	—	(1,883)
Common Stock issued in connection with employee stock purchase plan	53	—	—	—	—	—	1,021	—	—	—	1,021
Shares purchased under share repurchase program	(632)	—	—	—	632	(9,224)	—	—	—	—	(9,224)
Net income	—	—	—	—	—	—	—	15,707	—	968	16,675
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(2,805)	—	(2,805)
Balance, March 31, 2023	134,148	$13	124	$1	1,383	$(23,216)	$2,135,202	$42,002	$5,888	$7,568	$2,167,458

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,109)	$16,675
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	92,876	93,813
Goodwill impairment	6,530	—
Equity-based compensation	4,533	5,916
Change in fair value of warrant liability	7,453	(21,914)
Reduction in the carrying amount of operating lease right-of-use assets	10,730	8,486
Reduction in the carrying amount of finance lease right-of-use assets	2,255	427
Deferred income tax expense (benefit)	4,389	(2,327)
Change in fair value of interest rate swaps, net of reclassification adjustment	(367)	(579)
Amortization of deferred financing costs	1,309	1,309
Payment of contingent consideration from an acquisition	(1,850)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(40,647)	5,920
Inventory	5,056	(8,149)
Prepaid and other assets	33,610	(4,503)
Operating lease obligations	(10,653)	(9,451)
Operating liabilities	(65,080)	54,625
Net cash provided by operating activities	49,035	140,248
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(87,891)	(89,120)
Payments for business acquisitions, net of cash acquired	—	(447)
Net cash used in investing activities	(87,891)	(89,567)
Cash flows from financing activities:
Proceeds from borrowings on lines of credit	75,000	50,000
Repayments on long-term debt and lines of credit	(25,000)	(30,000)
Repayments of finance lease obligations	(2,291)	(981)
Payments for shares purchased under share repurchase program	—	(9,224)
Proceeds from the exercise of stock options	545	—
Proceeds received in connection with employee stock purchase plan	607	1,021
Payments relating to the Tax Receivable Agreement	(1,432)	(3,202)
Payments for tax withholdings from restricted stock vesting	(1,139)	(2,492)
Payments of contingent consideration and deferred purchase price from acquisitions	(5,000)	(674)
Net cash provided by financing activities	41,290	4,448
Net increase in cash	2,434	55,129
Cash at beginning of period	77,132	46,272
Cash at end of period	$79,566	$101,401
Supplemental disclosures:
Cash paid for interest	$50,259	$50,051
Cash paid for income taxes	(328)	384
Noncash investing and financing activities:
Unpaid equipment and other fixed asset purchases at end of period	42,074	34,940
Assets subject to operating lease obligations	12,987	3,847
Operating lease obligations	(12,987)	(3,847)
Write-off of assets subject to operating lease obligations	(1,488)	(1,843)
Write-off of operating lease obligations	1,488	1,843
Assets subject to finance lease obligations	1,023	2,407
Finance lease obligations	(1,023)	(2,407)
Deferred purchase price in connection with acquisitions	—	50
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited)

(1)    General Information
AdaptHealth Corp. and subsidiaries ("AdaptHealth" or the "Company") is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment ("HME"), medical supplies, and related services. AdaptHealth focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea ("OSA"), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors ("CGM") and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors.
Richard Barasch, Chairman of the Board of AdaptHealth and Interim Chief Executive Officer, has been serving as the Company's Interim Chief Executive Officer since June 30, 2023. On April 17, 2024, the Company announced the appointment of Suzanne Foster to serve as Chief Executive Officer and a member of the board of directors of the Company effective May 20, 2024. On April 10, 2024, the Company entered into an employment agreement with Ms. Foster (the “CEO Employment Agreement”) that will govern the terms of her employment as the Chief Executive Officer of the Company from and after May 20, 2024. In connection with the Company’s execution of the CEO Employment Agreement, Mr. Barasch will cease to serve as the Company’s Interim Chief Executive Officer effective on May 20, 2024. On April 15, 2024, Mr. Barasch informed the Company that he intends to resign as a director of the Company effective June 30, 2024. For the period from May 20, 2024 through June 30, 2024, in his role as Chair of the Board, Mr. Barasch will actively assist with the transition of his duties and responsibilities as the Interim CEO to Ms. Foster. The Board of Directors is in the process of identifying a replacement Board Chair.
The interim consolidated financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results for a full year.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
(e)    Valuation of Goodwill
The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized, rather, it is assessed for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value, including the revenue growth rates, discount rate, and control premium used to estimate the reporting unit's fair value, and judgment about impairment triggering events. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future.
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
The Company did not recognize any impairment charges on long-lived assets for the three months ended March 31, 2024 and 2023.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(g)    Equity-based Compensation
The Company accounts for its equity-based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Equity-based compensation expense related to these grants is included within general and administrative expenses and cost of net revenue in the accompanying consolidated statements of operations. The Company measures and recognizes equity-based compensation expense for such awards based on their estimated fair values on the date of grant. For share-based awards with service only or service and performance conditions, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. For share-based awards with only a service condition, equity-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards with performance conditions, equity-based compensation expense is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. If management determines that the performance conditions are no longer probable of achievement, the Company will reverse the previously recognized equity-based compensation expense in the period of determination. For awards with market conditions, the grant-date fair value is estimated using a monte-carlo simulation analysis, which is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period regardless of whether or the extent to which the awards ultimately vest. The Company does not estimate forfeitures in connection with its accounting for equity-based compensation, and instead accounts for forfeitures as they occur. See Note 10, Stockholders’ Equity, for additional information regarding the Company’s equity-based compensation expense.
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
(i)    Accounting for Leases
The Company accounts for its leases in accordance with FASB ASC Topic 842, Leases ("ASC 842"). ASC 842 requires the Company to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use ("ROU") asset on its consolidated balance sheet for most leases, and disclose key information about leasing arrangements. ASC 842 applies to a number of arrangements to which the Company is a party.
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
See Note 12, Leases, for additional information.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(j)    Recently Issued Accounting Pronouncements Not Yet Adopted
On March 21, 2024, the FASB issued Accounting Standards update "ASU" 2024-01, Compensation-Stock Compensation ("Topic 718"), which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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

The Company receives a per member per month (“PMPM”) fee under certain at-risk capitation arrangements, which refers to a model in which the Company receives a PMPM fee from the third-party payor, and is responsible for managing a range of healthcare services and associated costs of its members. In at-risk capitation arrangements, the Company is responsible for the cost of contracted healthcare services required by those members in accordance with the terms of each agreement. Capitated revenue contracts with payors are generally multi-year arrangements and have a single monthly stand ready performance obligation to provide all aspects of necessary medical care to members for the contracted period in accordance with the scope of the agreements. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare services during the contract term. The Company’s revenue recognized under its capitation arrangements for the three months ended March 31, 2024 is included in the table below. The Company’s revenue recognized under its capitation arrangements for the three months ended March 31, 2023 is included in net sales revenue and net revenue from fixed monthly equipment reimbursements by core product line in the table below, which was immaterial for that period.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by payor type for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Insurance	$483,365	$436,784
Government	198,398	188,847
Patient pay	110,734	118,995
Net revenue	$792,497	$744,626

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by core product lines for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net sales revenue:
Sleep	$225,526	$213,457
Diabetes	146,979	142,544
Supplies to the home	44,648	46,555
Respiratory	7,704	7,929
HME	25,622	28,563
Other	55,661	53,207
Total net sales revenue	$506,140	$492,255

Net revenue from fixed monthly equipment reimbursements
Sleep	$80,690	$80,922
Diabetes	2,279	3,831
Respiratory	137,232	134,723
HME	22,566	22,341
Other	11,571	10,554
Total net revenue from fixed monthly equipment reimbursements	$254,338	$252,371

Net revenue from capitated revenue arrangements	$32,019	$—

Total net revenue:
Sleep	$306,216	$294,379
Diabetes	149,258	146,375
Supplies to the home	44,648	46,555
Respiratory	144,936	142,652
HME	48,188	50,904
Other	67,232	63,761
Capitated revenue arrangements	32,019	$—
Total net revenue	$792,497	$744,626
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
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of March 31, 2024 and December 31, 2023, the Company’s unbilled accounts receivable was $31.9 million and $68.4 million, respectively.
(3)    Acquisitions
The Company’s acquisitions are accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date.
The Company did not complete any acquisitions during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company acquired 100% of the equity interests of a provider of home medical equipment ("HME"). The consideration paid consisted of a cash payment of $0.4 million and a deferred payment of $0.1 million. The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values, including $0.1 million to inventory, $0.3 million to equipment and other fixed assets and $0.1 million to goodwill.
Net revenue and operating income in the period of acquisition since the respective acquisition date for the acquisition described above were immaterial for the three months ended March 31, 2023.
(4)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Patient medical equipment	$801,645	$791,349
Computers and software	89,646	85,509
Delivery vehicles	35,021	35,021
Other	21,076	20,203
Gross carrying value	947,388	932,082
Less accumulated depreciation	(445,496)	(436,981)
Equipment and other fixed assets, net	$501,892	$495,101
For the three months ended March 31, 2024 and 2023, the Company recorded depreciation expense of $87.3 million and $83.8 million, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(5)    Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the three months ended March 31, 2024 was as follows (in thousands):

Gross carrying amount
Balance at December 31, 2023	$2,724,958
Goodwill impairment	(6,530)
Balance at March 31, 2024	$2,718,428
Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the identification of a triggering event. Triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating results or cash flows, and sustained decreases in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital. The Company did not identify any triggering events indicating a possible impairment of goodwill at March 31, 2024.
The non-cash goodwill impairment charge included in the table above relates to an immaterial business disposal during 2024.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $41,518	$71,282	6.4
Payor contracts, net of accumulated amortization of $30,266	51,734	6.3
Developed technology, net of accumulated amortization of $4,725	1,575	1.3
Identifiable intangible assets, net	$124,591

	December 31, 2023
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $38,314	$74,486	6.6
Payor contracts, net of accumulated amortization of $28,216	53,784	6.6
Developed technology, net of accumulated amortization of $4,410	1,890	1.5
Identifiable intangible assets, net	$130,160
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $5.6 million and $10.0 million for the three months ended March 31, 2024 and 2023, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending March 31,
2025	$22,262
2026	20,759
2027	18,784
2028	17,936
2029	17,936
Thereafter	26,914
Total	$124,591
The Company did not recognize any impairment charges related to identifiable intangible assets during the three months ended March 31, 2024 and 2023.
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
The following table presents the valuation of the Company’s financial assets and liabilities as of March 31, 2024 and December 31, 2023 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of March 31, 2024 and December 31, 2023. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
March 31, 2024
Assets
Interest rate swap agreements-short term	$—	$4,899	$—
Interest rate swap agreements-long term	—	2,115	—
Total assets measured at fair value	$—	$7,014	$—

Liabilities
Warrant liability	—	—	11,474
Total liabilities measured at fair value	$—	$—	$11,474

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

(in thousands)	Level 1	Level 2	Level 3
December 31, 2023
Assets
Interest rate swap agreements-short term	$—	$4,482	$—
Interest rate swap agreements-long term	—	986	—
Total assets measured at fair value	$—	$5,468	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$6,850
Warrant liability	—	—	4,021
Total liabilities measured at fair value	$—	$—	$10,871
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2024 and December 31, 2023 were classified as Level 2 of the fair value hierarchy. See Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Acquisition-Related Contingent Consideration
The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income/loss in the Company’s consolidated statements of operations. At December 31, 2023, contingent consideration liabilities of $6.9 million was included in other current liabilities in the accompanying consolidated balance sheets. There were no contingent consideration liabilities as of March 31, 2024. A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Three Months Ended March 31, 2024	Beginning Balance	Payments	Ending Balance
Contingent consideration - Level 3 liabilities	$6,850	$(6,850)	$—
Three Months Ended March 31, 2023
Contingent consideration - Level 3 liabilities	$7,500	$—	$7,500
Warrant Liability
The warrant liability represents the estimated fair value of the Company’s outstanding private warrants. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. See Note 10, Stockholders' Equity, for additional discussion of the warrant liability and the material assumptions leveraged for the pricing model.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2024 and 2023, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(7)    Derivative Instruments and Hedging Activities
The Company records all derivatives on its consolidated balance sheet at fair value. As of March 31, 2024, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). The notional amount associated with the Company's interest rate swap agreements that were outstanding as of March 31, 2024 was $250 million and have a maturity date in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Balance Sheet Location	Asset
Prepaid and other current assets	$4,899	$4,482
Other assets	2,115	986
Total	$7,014	$5,468
During the three months ended March 31, 2024 and 2023, as a result of the effect of cash flow hedge accounting, the Company recognized a gain, net of tax, of $1.2 million and a loss, net of tax, of $2.2 million, respectively, in other comprehensive income. In addition, during the three months ended March 31, 2024 and 2023, $0.4 million and $0.6 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(8)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$226,422	$211,504
Employee-related accruals	44,310	47,462
Litigation settlement	12,445	57,340
Accrued interest	10,593	29,327
Other	46,464	46,361
Total	$340,234	$391,994
(9)    Debt
The following is a summary of long term-debt as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Secured term loan	$695,000	$720,000
Revolving credit facility	75,000	—
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(20,839)	(22,018)
	2,199,161	2,147,982
Current portion	(40,000)	(53,368)
Long-term portion	$2,159,161	$2,094,614
In January 2021, the Company entered into a credit agreement (as amended, the "2021 Credit Agreement"). The 2021 Credit Agreement included borrowings of $800 million under a secured term loan (the "2021 Term Loan"), and $450 million in commitments for revolving credit loans (the "2021 Revolver"). The 2021 Revolver has a $55 million letter of credit sublimit. The 2021 Term Loan and the 2021 Revolver both have maturities in January 2026. At the option of the Company, amounts borrowed under the 2021 Credit Agreement bear interest at variable rates based upon either the Base Rate (as defined), payable quarterly, or Term SOFR (as defined), payable monthly or quarterly. Interest periods for loans based on Term SOFR are available for one or three months at the option of the Company. Borrowings using Base Rate accrue interest at a per annum rate equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus an Applicable Margin (as defined) ranging from 0.50% to 2.25% per annum determined based on the Consolidated Senior Secured Leverage Ratio (as defined) of the Company. Borrowings using Term SOFR accrue interest at a per annum rate equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) a Term SOFR adjustment of 0.10%, plus (c) an Applicable Margin (as defined) ranging from 1.50% to 3.25% per annum determined based on the Consolidated Senior Secured Leverage Ratio of the Company. The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver depending upon the Consolidated Senior Secured Leverage Ratio of the Company.
Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. The Company was in compliance with the applicable covenants in the 2021 Credit Agreement as of March 31, 2024.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Any borrowing under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent proceeds thereof are not reinvested, unpermitted debt transactions, and from annual Excess Cash Flow (as defined) if certain leverage tests are not met.
Secured Term Loan
The outstanding borrowing under the 2021 Term Loan requires quarterly principal repayments of $10.0 million through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. As a result of the calculation of excess cash flow as of December 31, 2023, the Company was required to make a mandatory prepayment of $13.4 million on the 2021 Term Loan, which was paid in March 2024. In addition, the Company made a voluntary repayment on the 2021 Term Loan of $1.6 million during the three months ended March 31, 2024. At March 31, 2024 and December 31, 2023, there was $695.0 million and $720.0 million, respectively, outstanding under the 2021 Term Loan. The per annum interest rate under the 2021 Term Loan was 7.43% at March 31, 2024. In addition, the Company made a voluntary repayment of $15.0 million on the 2021 Term Loan in April 2024.
Revolving Credit Facility
During the three months ended March 31, 2024, the Company borrowed $75.0 million under the 2021 Revolver. At March 31, 2024, there was $75.0 million outstanding under the 2021 Revolver which was repaid in April 2024, and $21.6 million outstanding under letters of credit. During the three months ended March 31, 2023, the Company borrowed $50.0 million under the 2021 Revolver, and repaid $25.0 million during the period. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. At March 31, 2024, based on the financial debt covenants under the 2021 Credit Agreement, the maximum amount the Company could borrow under the 2021 Revolver and remain in compliance with the financial debt covenants under the agreement was $263.8 million.
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
Treasury Stock
In May 2022, the Company’s board of directors authorized a share repurchase program for up to $200.0 million of the Company’s Common Stock, which expired on December 31, 2023 (the "Share Repurchase Program"). The timing and actual number of shares repurchased depended upon market conditions and other factors. Shares of the Company’s Common Stock were repurchased from time to time on the open market through privately negotiated transactions or otherwise. During the three months ended March 31, 2023, the Company purchased 631,953 shares of the Company’s Common Stock for $9.2 million under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders’ equity.
Warrants
As of March 31, 2024, the Company had 3,871,557 warrants outstanding, which have an expiration date of November 20, 2024. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of Common Stock at a price below its exercise price. There were no warrants exercised during the three months ended March 31, 2024 and 2023.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
A reconciliation of the changes in the warrant liability during the three months ended March 31, 2024 and 2023 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2023	$4,021
Change in estimated fair value of the warrant liability	7,453
Estimated fair value of warrant liability at March 31, 2024	$11,474

Estimated fair value of warrant liability at December 31, 2022	$38,503
Change in estimated fair value of the warrant liability	(21,914)
Estimated fair value of warrant liability at March 31, 2023	$16,589
The warrant liability is classified as a current liability as of March 31, 2024 and December 31, 2023 in the accompanying consolidated balance sheets since the expiration date of the warrants is less than one year as of such dates.
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. The 2019 Plan permits the grant of up to 10,000,000 shares of Common Stock, subject to certain adjustments and limitations. At March 31, 2024, 235,077 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.
Stock Options
There were no stock options granted during the three months ended March 31, 2024 and 2023. The following table provides the activity regarding the Company’s outstanding stock options during the three months ended March 31, 2024 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2023	2,219	$3.75	$19.36	5.1 Years
Expired	(735)	$4.58	$23.38
Outstanding, March 31, 2024	1,484	$3.34	$17.38	5.0 Years
The following table provides the activity for all outstanding stock options during the three months ended March 31, 2024 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2023	3,409	$14.90	4.9 Years
Exercised	(177)	$3.08
Expired	(735)	$23.38
Outstanding, March 31, 2024	2,497	$13.24	5.0 Years

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
During the three months ended March 31, 2024, 176,623 stock options were exercised resulting in $0.5 million of cash proceeds received by the Company and the issuance of 176,623 shares of the Company’s Common Stock. There were no stock option exercises during the three months ended March 31, 2023.
Restricted Stock
During the three months ended March 31, 2024, the Company granted the following shares of restricted stock:
•972,925 shares of restricted stock to various employees which vest ratably over the three-year period following the vesting commencement dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $7.3 million.
•53,739 shares of restricted stock to an employee which vests ratably over the two-year period following the vesting commencement date, subject to the employee's continuous employment through the applicable vesting date. The grant-date fair value of this award was $0.6 million.
•43,497 shares of restricted stock to an employee which vest on the two-month anniversary following the applicable vesting commencement dates. The grant-date fair value of these awards was $0.4 million.
•327,021 shares of performance-vested restricted stock units ("Performance RSUs") to certain employees of the Company which will vest on the third anniversary of the vesting commencement date subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return ("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $6.4 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs
Activity related to the Company’s non-vested restricted stock grants for the three months ended March 31, 2024 is presented below (in thousands, except per share data):

	Number of Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2023	2,068	$19.16
Granted	1,397	$10.49
Vested	(430)	$21.15
Forfeited	(33)	$21.21
Non-vested balance, March 31, 2024	3,002	$14.85
Equity-Based Compensation Expense
The Company recorded equity-based compensation expense of $4.5 million during the three months ended March 31, 2024, of which $3.5 million and $1.0 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recorded equity-based compensation expense of $5.9 million during the three months ended March 31, 2023, of which $4.6 million and $1.3 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
statements of operations. At March 31, 2024, there was $29.6 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.1 years.
(11)    Earnings (Loss) Per Share
Earnings (Loss) Per Share ("EPS") is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net (loss) income per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive common stock.
The Company’s potentially dilutive securities include potential common shares related to outstanding warrants, unvested restricted stock, outstanding stock options and outstanding preferred stock. See Note 10, Stockholders' Equity, for additional discussion of these potential dilutive securities.
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
Computations of basic and diluted net (loss) income per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator
Net (loss) income attributable to AdaptHealth Corp.	$(2,134)	$15,707
Less: Earnings allocated to participating securities (1)	—	1,327
Net (loss) income for basic EPS	$(2,134)	$14,380
Change in fair value of warrant liability (2)	—	(21,914)
Net loss for diluted EPS	$(2,134)	$(7,534)

Denominator (1) (2)
Basic weighted-average common shares outstanding	132,914	134,525
Add: Warrants (2)	—	1,451
Add: Stock options	—	—
Add: Unvested restricted stock	—	—
Diluted weighted-average common shares outstanding	132,914	135,976

Basic net (loss) income per share	$(0.02)	$0.11
Diluted net loss per share	$(0.02)	$(0.06)
(1)The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There was no amount allocated to the participating securities during the three months ended March 31, 2024 due to the net loss reported in that period.
(2)For the three months ended March 31, 2023, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net loss per share. This adjustment is included as the effect of the numerator and

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
denominator adjustment for this derivative instrument is dilutive as a result of the non-cash gain recorded for the change in fair value of this instrument during the period. For the three months ended March 31, 2024, this adjustment is excluded from the computation of diluted net loss per share under the treasury stock method since its inclusion would have been anti-dilutive.
Due to the Company reporting a net loss attributable to AdaptHealth Corp. for the three months ended March 31, 2024, all potentially dilutive securities related to unvested restricted stock and outstanding stock options were excluded from the computation of diluted net loss per share for that period as their inclusion would have been anti-dilutive.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net (loss) income per share for the three months ended March 31, 2024 and 2023 because to do so would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Preferred Stock	12,406	12,406
Warrants	3,872	—
Stock options	2,498	4,962
Unvested restricted stock	2,934	1,636
Total	21,710	19,004
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
Renewal and/or early termination options are common in the lease arrangements, particularly with respect to real estate leases. The Company’s right-of-use ("ROU") assets and lease liabilities generally include periods covered by renewal options and exclude periods covered by early termination options (based on the conclusion that it is reasonably certain that the Company will exercise such renewal options and not exercise such early termination options).
The Company is also party to certain sublease arrangements related to real estate leases, where the Company acts as the lessee and intermediate lessor.
The Company leases certain of its vehicles through finance leases. The finance lease obligations represent the present value of minimum lease payments under the respective agreement, payable monthly at various interest rates.
The following table presents information about lease costs and expenses and sublease income for the three months ended March 31, 2024 and 2023 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$13,046	$10,474
Finance lease costs:
Amortization of ROU assets	$2,255	$530
Interest on lease liabilities	$507	$—
Other lease costs and income:
Variable leases costs (1)	$5,871	$6,021
Sublease income	$280	$378
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	5.3 years	5.6 years
Finance leases	3.4 years	3.6 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	4.5%	4.4%
Finance leases	6.7%	6.7%
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of March 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2024	$27,318	$8,198
2025	31,201	10,341
2026	22,294	9,300
2027	14,344	5,823
2028	11,155	113
Thereafter	24,316	104
Total future undiscounted lease payments	$130,628	$33,879
Less: amount representing interest	(14,983)	(3,577)
Present value of future lease payments (lease liability)	$115,645	$30,302

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash payments for operating leases	$12,876	$11,356
Financing cash payments for finance leases	$2,291	$981
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$12,987	$3,847
Finance leases	$1,023	$2,407
(13)    Income Taxes
The Company is subject to U.S. federal, state, and local income taxes. For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $6.6 million and an income tax benefit of $1.7 million, respectively. For the three months ended March 31, 2024, the Company recognized a $0.5 million income tax benefit, and corresponding increase to net deferred tax assets, related to a non-cash goodwill impairment charge of $6.5 million. See Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
As of March 31, 2024 and December 31, 2023, the Company had an unrecognized tax benefit of $5.2 million and $6.6 million, respectively.
Tax Receivable Agreement
AdaptHealth Corp. is party to a Tax Receivable Agreement ("TRA") with certain current and former members of AdaptHealth Holdings LLC, a Delaware limited liability company ("AdaptHealth Holdings"). The TRA provides for the payment by AdaptHealth Corp. of 85% of the tax savings, if any, that AdaptHealth Corp. realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of the corresponding sellers existing prior to the Business Combination; (ii) certain increases in tax basis resulting from exchanges of New AdaptHealth Units and shares of Class B Common Stock; (iii) imputed interest deemed to be paid by the Company as a result of payments it makes under the TRA; and (iv) certain increases in tax basis resulting from payments the Company makes under the TRA. Under the TRA, the benefits deemed realized by the Company as a result of the increase in tax basis attributable to the AdaptHealth Holdings members generally will be computed by comparing the actual income tax liability of the Company to the amount of such taxes that the Company would have been required to pay had there been no such increase in tax basis.
At March 31, 2024, the Company's liability relating to the TRA was $290.2 million, of which $24.3 million and $265.9 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2023, the Company’s liability relating to the TRA was $291.6 million, of which $1.5 million and $290.1 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
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

On February 26, 2024, defendants entered into a stipulation and agreement of settlement with the Lead Plaintiffs (the “Securities Settlement”). The Company’s portion of the proposed settlement consists of (i) $32.2 million of cash from the Company’s insurance carriers; (ii) $17.8 million of cash from the Company; (iii) 1 million shares of the Company’s Common Stock (the “Settlement Shares”), which had a fair value of $7.3 million recognized at December 31, 2023; and (iv) the implementation of certain corporate governance reforms. All of the aforementioned cash consideration has been paid consistent with the Securities Settlement during the three months ended March 31, 2024. The Company anticipates that the Settlement Shares, the only outstanding portion of the Company’s financial consideration, will be issued from available Treasury Stock. For the three months ended March 31, 2024, the Company recognized a pre-tax expense of $4.2 million for the change in fair value of the Settlement Shares, which is included in other loss, net in the accompanying consolidated statements of operations. As of March 31, 2024, the Company recorded a liability of $11.5 million relating to the Settlement Shares; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Upon issuance of the Settlement Shares, $11.5 million will be reclassified from liabilities to stockholders' equity.

The proposed settlement remains subject to final court approval and other customary closing conditions. On March 5, 2024, the court granted preliminary approval of the settlement, and set the final approval hearing for June 20, 2024. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Consolidated Complaint will be released from the claims that were asserted or could have been asserted in the Consolidated Class Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing and is subject to court approval. There can be no assurance that the settlement will be approved and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

On March 7, 2024, the Company entered into a settlement agreement with its directors and officers liability insurers to resolve a proceeding that the Company filed in Delaware Superior Court concerning coverage in connection with the Consolidated Class Action and the Derivative Action discussed immediately below. If the Securities Settlement becomes final, the insurance settlement will exhaust $35.0 million in D&O coverage limits available to the Company for the policy period from November 8, 2020 to November 8, 2021. There can be no assurance that the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

On December 6, 2021, a putative shareholder of the Company, Carol Hessler (the “Derivative Plaintiff”), filed a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Derivative Complaint”; as to the action, the “Derivative Action”). The Derivative Complaint generally alleges that the defendants breached their fiduciary

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
duties owed to the Company by, among other things, allegedly causing or allowing misrepresentations and/or omissions regarding changes made to the methodology used to calculate the Company’s organic growth and the Company’s former Co-CEO’s alleged criminal activity and engaging in insider trading. The Derivative Complaint also alleges claims for waste of corporate assets and unjust enrichment. Finally, the Derivative Complaint alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in the Company’s Proxy Statements on Schedule DEF 14A in connection with a Special Meeting of Stockholders, held on March 3, 2021, and the 2021 Annual Meeting of Stockholders, held on July 27, 2021. The Derivative Complaint seeks, among other things, an award of money damages.

On March 4, 2022, the parties to the Derivative Action stipulated to stay the Derivative Action pending final resolution of the Consolidated Class Action. On March 7, 2022, the court so-ordered the parties’ stipulation.

On April 23, 2024, defendants entered into a stipulation and agreement of settlement with the Derivative Plaintiff. In exchange for full releases, the proposed settlement consists of (i) $0.9 million in attorneys’ fees and expenses, which will be funded with cash from the Company; and (ii) the implementation of corporate governance reforms separate from those negotiated in Securities Settlement. For the three months ended March 31, 2024, the Company recorded a pre-tax expense of $0.9 million associated with the settlement, which is included in other loss, net in the accompanying consolidated statements of operations. As of March 31, 2024, the Company recorded a liability of $0.9 million relating to the settlement; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The proposed settlement remains subject to preliminary and final court approval and other customary closing conditions. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Derivative Complaint will be released from the claims that were asserted or could have been asserted in the Derivative Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing and is subject to court approval. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to settlement will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

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

On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania (the “Allegheny County Complaint”). The Allegheny County Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between August 4, 2020 and February 27, 2023. The Allegheny County Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes business. The Allegheny County Complaint seeks unspecified damages. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs. On April 22, 2024, the court entered a joint stipulation outlining deadlines for Lead Plaintiffs to identify an operative complaint or file an amended or consolidated complaint and for defendants to respond to the operative complaint.

The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.

On March 20, 2024, a putative shareholder of the Company, Weiding Wu, filed a shareholder derivative complaint related to the allegations in the Allegheny County Complaint, and against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Wu

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Derivative Complaint”). The Wu Derivative Complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes business. The Wu Derivative Complaint also alleges claims for unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The Derivative Complaint seeks, among other things, an award of money damages.

The Company intends to vigorously defend against the allegations contained in the Wu Complaint, but there can be no assurance that the defense will be successful.
(15)    Related Party Transactions
The Company and one of its executive officers and shareholder own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $3.4 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of March 31, 2024 and December 31, 2023, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was less than 1.0% of the Company’s consolidated net revenue during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of March 31, 2024. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Purchases from this vendor were $0.4 million and $11.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had an immaterial outstanding accounts payable balance to this vendor.
A former regional manager of the Company is a shareholder of a business which provides contract labor to the Company. The regional manager no longer provides service to the Company effective March 31, 2024. Payments to this service provider were $5.3 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had an immaterial outstanding accounts payable balance to this vendor.
(16)    Subsequent Events
The Company evaluated subsequent events for the period from March 31, 2024 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with AdaptHealth Corp.’s (“AdaptHealth” or the “Company”) consolidated financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors”, in our 2023 Annual Report on Form 10-K filed with the SEC on February 27, 2024. Certain amounts that appear in this section may not sum due to rounding.
AdaptHealth Corp. Overview
AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of March 31, 2024, AdaptHealth serviced approximately 4.1 million patients annually in all 50 states through its network of approximately 670 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.
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
General and Administrative Expenses. General and administrative expenses consist of corporate support costs including information technology, human resources, finance, contracting, legal, compliance, equity-based compensation, and other administrative costs.
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
Total net revenue is comprised of net sales revenue, net revenue from fixed monthly equipment reimbursements, and net revenue from capitated revenue arrangements. Net sales revenue consists of revenue recognized at a point in time for the sale of supplies and disposables. Net revenue from fixed monthly equipment reimbursements consists of revenue recognized over the service period for equipment (including, but not limited to, CPAP machines, oxygen concentrators, ventilators, hospital beds, wheelchairs and other equipment).

	Three Months Ended
	March 31, 2024		March 31, 2023
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep	$225,526	28.5%	$213,457	28.7%
Diabetes	146,979	18.5%	142,544	19.1%
Supplies to the home	44,648	5.6%	46,555	6.3%
Respiratory	7,704	1.0%	7,929	1.1%
HME	25,622	3.3%	28,563	3.8%
Other	55,661	7.0%	53,207	7.1%
Total net sales revenue	$506,140	63.9%	$492,255	66.1%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$80,690	10.2%	$80,922	10.9%
Diabetes	2,279	0.3%	3,831	0.5%
Respiratory	137,232	17.3%	134,723	18.1%
HME	22,566	2.8%	22,341	3.0%
Other	11,571	1.5%	10,554	1.4%
Total net revenue from fixed monthly equipment reimbursements	$254,338	32.1%	$252,371	33.9%

Net revenue from capitated revenue arrangements	$32,019	4.0%	$—	—%

Total net revenue:
Sleep	$306,216	38.7%	$294,379	39.6%
Diabetes	149,258	18.8%	146,375	19.6%
Supplies to the home	44,648	5.6%	46,555	6.3%
Respiratory	144,936	18.3%	142,652	19.2%
HME	48,188	6.1%	50,904	6.8%
Other	67,232	8.5%	63,761	8.5%
Capitated revenue arrangements	32,019	4.0%	—	—%
Total net revenue	$792,497	100.0%	$744,626	100.0%

Results of Operations
Comparison of Three Months Ended March 31, 2024 and Three Months Ended March 31, 2023.
The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Net revenue	$792,497	100.0%	$744,626	100.0%	$47,871	6.4%
Costs and expenses:
Cost of net revenue	675,693	85.3%	655,396	88.0%	20,297	3.1%
General and administrative expenses	48,378	6.1%	47,521	6.4%	857	1.8%
Depreciation and amortization, excluding patient equipment depreciation	11,365	1.4%	15,532	2.1%	(4,167)	(26.8)%
Goodwill impairment	6,530	0.8%	—	—%	6,530	—%
Total costs and expenses	741,966	93.6%	718,449	96.5%	23,517	3.3%
Operating income	50,531	6.4%	26,177	3.5%	24,354	93.0%
Interest expense, net	32,472	4.1%	31,955	4.3%	517	1.6%
Change in fair value of warrant liability	7,453	0.9%	(21,914)	(2.9)%	29,367	(134.0)%
Other loss, net	5,105	0.6%	1,175	0.2%	3,930	334.5%
Income before income taxes	5,501	0.7%	14,961	1.9%	(9,460)	(63.2)%
Income tax expense (benefit)	6,610	0.8%	(1,714)	(0.2)%	8,324	(485.6)%
Net (loss) income	(1,109)	(0.1)%	16,675	2.1%	(17,784)	(106.7)%
Income attributable to noncontrolling interest	1,025	0.1%	968	0.1%	57	5.9%
Net (loss) income attributable to AdaptHealth Corp.	$(2,134)	(0.3)%	$15,707	2.0%	$(17,841)	(113.6)%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended March 31,
	Variance 2024 vs. 2023
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Increase from non-acquired growth	$46,083	6.2%
Increase from acquisitions	1,788	0.2%
Total change in net revenue	$47,871	6.4%

Net revenue for the three months ended March 31, 2024 and 2023 was $792.5 million and $744.6 million, respectively, an increase of $47.9 million or 6.4%. The increase in net revenue was driven by non-acquired growth of $46.1 million, and acquisitions, which increased net revenue by $1.8 million. Net revenue from AdaptHealth's sleep business increased by $11.8 million, or 4.0%, for the three months ended March 31, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. Net revenue from AdaptHealth's respiratory business increased by $2.3 million, or 1.6%, for the three months ended March 31, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. Net revenue from AdaptHealth's diabetes business increased by $2.9 million, or 2.0%, for the three months ended March 31, 2024 compared to the prior year period, primarily due to an increase in CGM patient census, partially offset by a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel, as well as the effect from manufacturers bringing additional distribution business in-house. In addition, the increase in net revenue was due to an increase in revenue from capitated revenue arrangements from the timing of such agreements.
For the three months ended March 31, 2024, net sales revenue (recognized at a point in time) comprised 64% of total net revenue, compared to 66% of total net revenue for the three months ended March 31, 2023. For the three months ended March 31, 2024, net revenue from fixed monthly equipment reimbursements comprised 32% of total net revenue, compared to 34% of total net revenue for the three months ended March 31, 2023. For the three months ended March 31, 2024, net revenue from capitated revenue arrangements comprised 4% of total net revenue. For the three months ended March 31, 2023, net revenue from capitated revenue arrangements was immaterial.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Costs of net revenue:
Cost of products and supplies	$314,862	39.7%	$311,025	41.8%	$3,837	1.2%
Salaries, labor and benefits	196,185	24.8%	194,324	26.1%	1,861	1.0%
Patient equipment depreciation	81,511	10.3%	78,281	10.5%	3,230	4.1%
Other operating expenses	64,440	8.1%	54,514	7.3%	9,926	18.2%
Rent and occupancy	18,695	2.4%	17,252	2.3%	1,443	8.4%
Total cost of net revenue	$675,693	85.3%	$655,396	88.0%	$20,297	3.1%
Cost of net revenue for the three months ended March 31, 2024 and 2023 was $675.7 million and $655.4 million, respectively, an increase of $20.3 million or 3.1%. Costs of products and supplies increased by $3.8 million, primarily as a result of increased net sales revenue and general inflationary cost increases. Salaries, labor and benefits increased by $1.9 million, primarily due to workforce wage pressure driven by inflation, partially offset by cost savings actions implemented in the second half of 2023 resulting in headcount reductions. Patient equipment depreciation increased by $3.2 million, primarily as a result of higher medical equipment prices.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2024 and 2023 were $48.4 million and $47.5 million respectively, an increase of $0.9 million or 1.8%. This increase is primarily due to higher professional and consulting fees and incentive-based compensation, partially offset by lower legal fees and equity-based compensation. General and administrative expenses as a percentage of net revenue was 6.1% in the 2024 period, compared to 6.4% in the 2023 period. General and administrative expenses in the 2024 period included $3.5 million of equity-based compensation expense and other non-recurring expenses of $3.3 million, consisting of $1.2 million of expenses associated with litigation, $1.1 million of professional and consulting expenses, and $1.0 million of expenses associated with systems implementation activities. General and administrative expenses in the 2023 period included $4.6 million of equity-based compensation expense and other non-recurring expenses of $8.1 million, consisting of $6.0 million of expenses associated with litigation, $1.2 million of expenses associated with systems implementation activities, and $0.9 million of other expenses.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended March 31, 2024 and 2023 was $11.4 million and $15.5 million, respectively, a decrease of $4.2 million, primarily related to lower intangible amortization expense.
Goodwill Impairment. The goodwill impairment charge for the three months ended March 31, 2024 relates to an immaterial business disposal during 2024.
Interest Expense, net. Interest expense, net for the three months ended March 31, 2024 and 2023 was $32.5 million and $32.0 million, respectively, an increase of $0.5 million. Interest expense related to AdaptHealth's credit agreement increased slightly in 2024 compared to 2023 as a result of higher interest rates, offset by lower average outstanding borrowings in 2024 compared to 2023. Interest expense on AdaptHealth's finance leases increased by $0.5 million in 2024 compared to 2023.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying March 31, 2024 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash charge in the three months ended March 31, 2024 and a non-cash gain in the three months ended March 31, 2023, for the change in estimated fair value of such liability during the respective periods.
Other Loss, net. Other loss, net for the three months ended March 31, 2024 consisted a pre-tax expense of $4.2 million for the change in fair value of shares of the Company's Common Stock expected to be issued in connection with the settlement of a previously disclosed securities class action lawsuit, as well as an expense of $0.9 million to settle a shareholder derivative complaint. See Note 14, Commitments and Contingencies for additional information. Other loss, net for the three months ended March 31, 2023 consisted of expenses associated with legal settlements.
Income Tax Expense (Benefit). For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $6.6 million and an income tax benefit of $1.7 million, respectively. The increase in income tax expense was primarily related to higher pre-tax income, net of warrant liability fair value adjustments. Additionally, the Company recognized a $0.5 million income tax benefit, and corresponding increase to net deferred tax assets, related to a non-cash goodwill impairment charge of $6.5 million recognized during the three months ended March 31, 2024. See Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
AdaptHealth uses EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, which are financial measures that are not in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, to analyze its financial results and believes that they are useful to investors, as a supplement to U.S. GAAP measures. In addition, AdaptHealth’s ability to incur additional indebtedness and make investments under its existing credit agreement is governed, in part, by its ability to satisfy tests based on a variation of Adjusted EBITDA.
AdaptHealth defines EBITDA as net income (loss) attributable to AdaptHealth Corp., plus net income (loss) attributable to noncontrolling interests, interest expense, net, income tax expense (benefit), and depreciation and amortization, including patient equipment depreciation.
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity-based compensation expense, change in fair value of the warrant liability, goodwill impairment, litigation settlement expense, and certain other non-recurring items of expense or income.
AdaptHealth defines Adjusted EBITDA Margin as Adjusted EBITDA (as defined above) as a percentage of net revenue.
AdaptHealth believes Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors in evaluating AdaptHealth’s financial performance. AdaptHealth uses Adjusted EBITDA as the profitability measure in its incentive compensation plans that have a profitability component and to evaluate acquisition opportunities, where it is most often used for purposes of contingent consideration arrangements.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of AdaptHealth’s liquidity.
The following unaudited table presents the reconciliation of net (loss) income attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA, and the reconciliation of net (loss) income attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	(Unaudited)
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
Net (loss) income attributable to AdaptHealth Corp.	$(2,134)	(0.3)%	$15,707	2.1%
Income attributable to noncontrolling interest	1,025	0.1%	968	0.1%
Interest expense, net	32,472	4.1%	31,955	4.3%
Income tax expense (benefit)	6,610	0.8%	(1,714)	(0.2)%
Depreciation and amortization, including patient equipment depreciation	92,876	11.7%	93,813	12.6%
EBITDA	130,849	16.5%	140,729	18.9%
Equity-based compensation expense (a)	4,533	0.6%	5,916	0.8%
Change in fair value of warrant liability (b)	7,453	0.9%	(21,914)	(2.9)%
Goodwill impairment (c)	6,530	0.8%	—	—%
Litigation settlement expense (d)	5,105	0.6%	—	—%
Other non-recurring expenses, net (e)	4,015	0.5%	9,233	1.2%
Adjusted EBITDA	$158,485	20.0%	$133,964	18.0%
Adjusted EBITDA Margin		20.0%		18.0%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents a non-cash charge or gain for the change in the estimated fair value of the warrant liability. See Note 10, Stockholders' Equity, included in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2024 and 2023 for additional discussion of such non-cash charge or gain.
(c)Represents a non-cash goodwill impairment charge relating to an immaterial business disposal during 2024.
(d)Represents a $4.2 million charge for the change in fair value of shares expected to be issued in connection with the settlement of the previously disclosed Securities Settlement, as well as an expense of $0.9 million to settle a shareholder derivative complaint. The proposed settlements remain subject to final court approval and other customary closing conditions. See Note 14, Commitments and Contingencies, included in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2024 for additional information.
(e)The 2024 period consists of $1.2 million of expenses associated with litigation, $1.0 million of consulting expenses associated with systems implementation activities, a $0.7 million write-down of assets, and $1.1 million of other non-recurring expenses. The 2023 period consists of $7.1 million of expenses associated with litigation, $1.2 million of consulting expenses associated with systems implementation activities, and $0.9 million of other non-recurring expenses.
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
As of March 31, 2024, AdaptHealth had approximately $79.6 million of cash.
In January 2021, AdaptHealth entered into a credit agreement (as amended, the "2021 Credit Agreement"). As of March 31, 2024, AdaptHealth had $770.0 million outstanding under the 2021 Credit Agreement. The 2021 Credit Agreement consisted of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55.0 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The outstanding borrowing under the 2021 Term Loan requires quarterly principal repayments of $10.0 million through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. In addition, the Company made a voluntary repayment of $15.0 million on the 2021 Term Loan in April 2024. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. As of March 31, 2024, there was $75.0 million outstanding under the 2021 Revolver, which was repaid in April 2024, and $21.6 million outstanding under letters of credit. As of the date of this filing, there were no outstanding borrowings under the 2021 Revolver. As of March 31, 2024, based on the financial debt covenants under the 2021 Credit Agreement, the maximum amount the Company could borrow under the 2021 Revolver, net of outstanding borrowings, and remain in compliance with the financial debt covenants under the agreement was $263.8 million.
At the option of AdaptHealth, amounts borrowed under the 2021 Credit Agreement bear interest at variable rates based upon either the Base Rate (as defined), payable quarterly, or Term SOFR (as defined), payable monthly or quarterly.

Interest periods for loans based on Term SOFR are available for one or three months at the option of AdaptHealth. Borrowings using Base Rate accrue interest at a per annum rate equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus (b) an Applicable Margin (as defined) ranging from 0.50% to 2.25% per annum determined based on the Consolidated Senior Secured Leverage Ratio (as defined) of AdaptHealth. Borrowings using Term SOFR accrue interest at a per annum rate equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) a Term SOFR Adjustment (as defined) of 0.10%, plus (c) an Applicable Margin (as defined) ranging from 1.50% to 3.25% per annum determined based on the Consolidated Senior Secured Leverage Ratio of AdaptHealth. The 2021 Revolver carries a commitment fee during the term of the 2021 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2021 Revolver depending on the Consolidated Senior Secured Leverage Ratio of AdaptHealth.
Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the 2021 Credit Agreement as of March 31, 2024.
Any borrowings under the 2021 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2021 Revolver may be reborrowed. Mandatory prepayments are required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with the disposition of assets to the extent the proceeds thereof are not reinvested, unpermitted debt transactions, and from annual Excess Cash Flow (as defined) if certain leverage tests are not met.
At March 31, 2024, AdaptHealth had $1,450.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth LLC issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, AdaptHealth LLC issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after February 1, 2024, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2024 is 102.313%, (ii) February 1, 2025 is 101.156%, and (iii) February 1, 2026 and thereafter is 100.000% in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 4.625% Senior Notes before February 1, 2024 at a redemption price of 100% of the principal amount of the 4.625% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 4.625% Senior Notes before February 1, 2024 with the proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount of the 4.625% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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
As of March 31, 2024 and December 31, 2023, AdaptHealth had working capital of $163.3 million and $112.0 million, respectively. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.
Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
	(unaudited)
Net cash provided by operating activities	$49,035	$140,248
Net cash used in investing activities	(87,891)	(89,567)
Net cash provided by financing activities	41,290	4,448
Net increase in cash	2,434	55,129
Cash at beginning of period	77,132	46,272
Cash at end of period	$79,566	$101,401
Net cash provided by operating activities for the three months ended March 31, 2024 and 2023 was $49.0 million and $140.2 million, respectively, a decrease of $91.2 million. The decrease was the result of a $17.8 million reduction in net income, a net increase of $44.6 million in non-cash charges, primarily from a goodwill impairment charge, depreciation and amortization, the change in the estimated fair value of the warrant liability, deferred income taxes, and the reduction in the carrying amount of operating and finance lease right-of-use assets, a payment of $1.9 million for contingent consideration in connection with an acquisition, and a net $116.2 million decrease resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.

As previously disclosed, in February 2024, the Company learned that a cyber security threat actor had gained access to some of the information technology systems of Change Healthcare, a subsidiary of UnitedHealth Group, with which one of the Company’s third-party software providers interfaces in connection with the Company’s claims processing activity. UnitedHealth Group isolated the impacted systems upon learning of this threat and Change Healthcare suspended its claims processing activity with the Company’s software provider.

The Company has been working with its software provider to identify and implement alternative processes to help maintain its claims processing activity. However, this has only partially offset the material adverse impact on the timing of collection of certain accounts receivable. Pending claims from this incident peaked shortly following the data breach, however, as of March 31, 2024, the pending claims balance had been reduced significantly. These payment collection delays increased the Company’s accounts receivable balances and materially adversely impacted the Company's operating cash flows during the three months ended March 31, 2024. Nearly all of the pending claims were released by the end of April 2024, and the Company expects that the issues relating to the claims processing activity resulting from this incident will be resolved and that the Company’s operating cash flows will normalize during the second quarter of 2024. Given these impacts, and certain other cash requirements, including the previously disclosed class action securities litigation settlement, the Company borrowed $75.0 million under the 2021 Revolver to fund its operating cash requirements during the three months ended March 31, 2024. As discussed above, the Company repaid this amount in April 2024.

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $87.9 million and $89.6 million, respectively. The use of funds in the 2024 period related to equipment and other fixed asset purchases. The use of funds in the 2023 period consisted of $89.1 million for equipment and other fixed asset purchases and $0.5 million for business acquisitions.
Net cash provided by financing activities for the three months ended March 31, 2024 and 2023 was $41.3 million and $4.4 million, respectively. Net cash provided by financing activities for the 2024 period consisted of borrowings on lines of credit of $75.0 million, proceeds of $0.6 million in connection with the employee stock purchase plan and proceeds of $0.5 million relating to stock option exercises, offset by repayments of $27.3 million on long-term debt and finance lease liabilities, a payment of $5.0 million for contingent consideration in connection with an acquisition, payments of $1.4 million in connection with the Company's liability relating to the TRA, and payments of $1.1 million for tax withholdings associated with equity-based compensation. Net cash provided by financing activities for the 2023 period consisted of borrowings on lines of credit of $50.0 million and proceeds of $1.0 million in connection with the employee stock purchase plan, offset by repayments of $31.0 million on long-term debt, lines of credit and finance lease liabilities, payments of $9.2 million for Common Stock purchases under a share repurchase program, payments of $3.2 million in connection with the Company's liability relating to the TRA, payments of $2.5 million for tax withholdings associated with equity-based compensation, and payments of $0.7 million for deferred purchase price in connection with acquisitions.
Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow, which is a non-GAAP measure, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
	(Unaudited)
Net cash provided by operating activities	$49,035	$140,248
Purchases of equipment and other fixed assets	(87,891)	(89,120)
Free cash flow	$(38,856)	$51,128
Free cash flow was negative $38.9 million for the three months ended March 31, 2024 compared to positive $51.1 million for the three months ended March 31, 2023. The decrease in free cash flow was due to lower net cash provided by operating activities, primarily due to a net increase in the use of cash from operating assets and liabilities related to accounts receivable, inventory and accounts payable and accrued expenses. In addition, during the three months ended March 31, 2024, free cash flow was materially adversely impacted by the Change Healthcare cybersecurity incident as discussed above. The lower net cash provided by operating activities was offset by a decrease in, and timing of, purchases of patient medical equipment for operating requirements.
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

The Company’s critical estimates in relation to its consolidated financial statements include those related to revenue recognition and valuation of goodwill. There have been no material changes in the Company’s critical accounting policies and critical estimates as compared to the critical accounting policies and critical estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

On February 26, 2024, defendants entered into a stipulation and agreement of settlement with the Lead Plaintiffs (the "Securities Settlement"). The Company’s portion of the proposed settlement consists of (i) $32.2 million of cash from the Company’s insurance carriers; (ii) $17.8 million of cash from the Company; (iii) 1 million shares of the Company’s Common Stock (the “Settlement Shares”), which had a fair value of $7.3 million recognized at December 31, 2023; and (iv) the implementation of certain corporate governance reforms. All of the aforementioned cash consideration has been paid consistent with the Securities Settlement during the three months ended March 31, 2024. The Company anticipates that the Settlement Shares, the only outstanding portion of the Company's financial consideration, will be issued from available Treasury Stock. For the three months ended March 31, 2024, the Company recognized a pre-tax expense of $4.2 million for the change in fair value of the Settlement Shares, which is included in other loss, net in the accompanying consolidated statements of operations. As of March 31, 2024, the Company recorded a liability of $11.5 million relating to the Settlement Shares; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Upon issuance of the Settlement Shares, $11.5 million will be reclassified from liabilities to stockholders' equity.

The proposed settlement remains subject to final court approval and other customary closing conditions. On March 5, 2024, the court granted preliminary approval of the settlement, and set the final approval hearing for June 20, 2024. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Consolidated Complaint will be released from the claims that were asserted or could have been asserted in the Consolidated Class Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing and is subject to court approval. There can be no assurance that the settlement will be approved and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

On March 7, 2024, the Company entered into a settlement agreement with its directors and officers liability insurers to resolve a proceeding that the Company filed in Delaware Superior Court concerning coverage in connection with the Consolidated Class Action and the Derivative Action discussed immediately below. If the Securities Settlement becomes final, the insurance settlement will exhaust $35.0 million in D&O coverage limits available to the Company for the policy period from November 8, 2020 to November 8, 2021. There can be no assurance that the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

On December 6, 2021, a putative shareholder of the Company, Carol Hessler (the "Derivative Plaintiff"), filed a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Derivative Complaint”; as to the action, the “Derivative Action”). The Derivative Complaint generally alleges that the defendants breached their fiduciary duties owed to the Company by, among other things, allegedly causing or allowing misrepresentations and/or omissions regarding changes made to the methodology used to calculate the Company’s organic growth and the Company’s former Co-CEO’s alleged criminal activity and engaging in insider trading. The Derivative Complaint also alleges claims for waste of corporate assets and unjust enrichment. Finally, the Derivative Complaint alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in the Company’s Proxy Statements on Schedule DEF 14A in connection with a Special Meeting of Stockholders, held on March 3, 2021, and the 2021 Annual Meeting of Stockholders, held on July 27, 2021. The Derivative Complaint seeks, among other things, an award of money damages.

On March 4, 2022, the parties to the Derivative Action stipulated to stay the Derivative Action pending final resolution of the Consolidated Class Action. On March 7, 2022, the court so-ordered the parties’ stipulation.

On April 23, 2024, defendants entered into a stipulation and agreement of settlement with the Derivative Plaintiff. In exchange for full releases, the proposed settlement consists of (i) $0.9 million in attorneys’ fees and expenses, which will be funded with cash from the Company; and (ii) the implementation of corporate governance reforms separate from those negotiated in Securities Settlement. For the three months ended March 31, 2024, the Company recorded a pre-tax expense of $0.9 million associated with the settlement, which is included in other loss, net in the accompanying consolidated statements of operations. As of March 31, 2024, the Company recorded a liability of $0.9 million relating to the settlement; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The proposed settlement remains subject to preliminary and final court approval and other customary closing conditions. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Derivative Complaint will be released from the claims that were asserted or could have been asserted in the Derivative Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing and is subject to court approval. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to settlement will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

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

On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania (the “Allegheny County Complaint”). The Allegheny County Complaint purports to be asserted on behalf of a class of persons who purchased the Company’s stock between August 4, 2020 and February 27, 2023. The Allegheny County Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes business. The Allegheny County Complaint seeks unspecified damages. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs. On April 22, 2024, the court entered a joint stipulation outlining deadlines for Lead Plaintiffs to identify an operative complaint or file an amended or consolidated complaint and for defendants to respond to the operative complaint.

The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.

On March 20, 2024, a putative shareholder of the Company, Weiding Wu, filed a shareholder derivative complaint related to the allegations in the Allegheny County Complaint, and against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Wu Derivative Complaint”). The Wu Derivative Complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes business. The Wu Derivative Complaint also alleges claims for unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The Derivative Complaint seeks, among other things, an award of money damages.

The Company intends to vigorously defend against the allegations contained in the Wu Complaint, but there can be no assurance that the defense will be successful.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2021 Credit Agreement. As of March 31, 2024, there was $695.0 million outstanding under the 2021 Term Loan, $75.0 million of outstanding borrowings under the 2021 Revolver, $21.6 million outstanding under letters of credit, and based on the financial debt covenants under the 2021 Credit Agreement, the maximum amount the Company could borrow under the 2021 Revolver and remain in compliance with the financial debt covenants under the agreement was $263.8 million. Amounts borrowed under the 2021 Credit Agreement bear interest at variable rates determined in relation to the Base Rate (as defined) or Term SOFR (as defined), at our option. Due to the interest rates being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $5.2 million annual impact on our net income (loss) before taxes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management identified material weaknesses in internal control over financial reporting. The following material weaknesses in internal control over financial reporting were identified by the Company as of December 31, 2023:

•The Company uses a third-party service provider under a software as a service contract to initiate and process the majority of its revenue transactions. The service provider uses a subservice organization to consolidate and reformat transactional revenue data before it is recorded in the Company’s general ledger. The Company obtains from the service provider a System and Organization Controls (SOC) 1 Type 2 report as part of the evidence used in its evaluation of the Company’s internal control over financial reporting. Due to insufficient communication between the Company and the service provider regarding its expectations for controls over the activities of the subservice organization, the SOC 1 Type 2 report for the service provider did not provide evidence of design, implementation, and operating effectiveness of controls over the completeness and accuracy of the Company’s transactional revenue data processed by the subservice organization. The Company also did not design and implement such controls on its own. Substantially all manual and automated controls within the revenue process rely on the integrity of the information processed by the third-party service provider and its subservice organization and, therefore, are also considered to be ineffective.

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

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the interim consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financing Reporting

With respect to the material weaknesses that existed as of December 31, 2023, management continues to take steps to remediate such material weaknesses, including 1) working with the third-party service provider to ensure its SOC 1 Type 2 report includes evidence of implementation and testing of controls for all relevant sub-service providers impacting the revenue transactional data used by the Company, 2) completing the implementation of technology to bring the third-party distribution channel transaction information into one system to facilitate a three-way match of the purchase order, delivery receipt and invoice, 3) expanding the implementation of a perpetual inventory system to a larger number of Company locations, and 4) using the information from the perpetual inventory system to support the determination of excess or obsolete medical equipment and other inventory. While management has completed a risk assessment to identify controls, the material weaknesses cannot be considered remediated until the enhanced controls have been fully implemented and determined to be operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Commitments and Contingencies”.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
There were no purchases of our Common Stock made during the three months ended March 31, 2024 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On March 11, 2024, Albert Prast, the Company's Chief Technology Officer, terminated his Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (the “Prast 10b5-1 Plan”), which he had previously adopted on March 17, 2023 and subsequently amended on November 6, 2023 to allow for the potential exercise of vested stock options and the associated sale of up to 200,000 shares of the Company's common stock pursuant to its terms. The Prast 10b5-1 Plan was to expire on March 21, 2024, or upon the earlier completion of all authorized transactions under the plan.
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

10.1†	Revised Offer of Employment, dated April 28, 2023, between AdaptHealth Corp. and Shaw Rietkerk.
10.2†	Revised Offer of Employment, dated September 22, 2023 between AdaptHealth Corp. and Shaw Rietkerk.
10.3†	Revised Offer of Employment, dated December 18, 2023 between AdaptHealth Corp. and Shaw Rietkerk.
10.4
Stipulation and Agreement of Settlement, dated as of February 26, 2024 (incorporated by reference to Exhibit 10.31 of the Company's Current Report on Form 10-K filed with the SEC on February 27, 2024).

10.5†
Fourth Amendment to Letter Agreement, dated March 3, 2024, between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024).

10.6†
Employment Agreement, dated April 10, 2024, by and between AdaptHealth Corp. and Suzanne Foster (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.7†
Fifth Amendment to Letter Agreement, dated April 15, 2024, between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.8†
Amendment to Employment Agreement, dated April 15, 2024, between AdaptHealth Corp. and Jason Clemens (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

AdaptHealth Corp.

May 7, 2024	By:	/s/ Richard Barasch
Richard Barasch
Interim Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

May 7, 2024	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

May 7, 2024	By:	/s/ Christine Archbold
Christine Archbold
Chief Accounting Officer
(Principal Accounting Officer)