Form 10-Q
period 2024-06-30
AdaptHealth Corp.
filed 2024-08-06
CIK 1725255

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 134,469,847 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$69,832	$77,132
Accounts receivable	437,077	388,910
Inventory	123,896	113,642
Prepaid and other current assets	55,623	69,338
Total current assets	686,428	649,022
Equipment and other fixed assets, net	496,136	495,101
Operating lease right-of-use assets	106,816	110,465
Finance lease right-of-use assets	37,660	31,962
Goodwill	2,711,880	2,724,958
Identifiable intangible assets, net	119,021	130,160
Other assets	19,418	21,128
Deferred tax assets	333,553	345,854
Total Assets	$4,510,912	$4,508,650
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$446,560	$391,994
Current portion of long-term debt	40,000	53,368
Current portion of operating lease obligations	30,785	29,270
Current portion of finance lease obligations	11,587	9,122
Contract liabilities	36,245	38,570
Warrant liability	4,464	4,021
Other liabilities	26,383	10,654
Total current liabilities	596,024	536,999
Long-term debt, less current portion	2,040,451	2,094,614
Operating lease obligations, less current portion	80,249	85,529
Finance lease obligations, less current portion	25,933	22,746
Other long-term liabilities	275,602	302,093
Total Liabilities	3,018,259	3,041,981
Commitments and contingencies (note 14)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 133,376,523 and 132,634,850 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Treasury stock, at cost (3,935,035 shares at June 30, 2024 and December 31, 2023)	(43,267)	(43,267)
Additional paid-in capital	2,159,521	2,149,951
Accumulated deficit	(635,299)	(652,600)
Accumulated other comprehensive income	4,848	4,356
Total stockholders' equity attributable to AdaptHealth Corp.	1,485,817	1,458,454
Noncontrolling interest in subsidiary	6,836	8,215
Total Stockholders' Equity	1,492,653	1,466,669
Total Liabilities and Stockholders' Equity	$4,510,912	$4,508,650
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$805,975	$793,286	$1,598,472	$1,537,912
Costs and expenses:
Cost of net revenue	678,973	673,397	1,354,666	1,328,793
General and administrative expenses	57,012	50,078	105,390	97,599
Depreciation and amortization, excluding patient equipment depreciation	11,395	15,549	22,760	31,081
Goodwill impairment (note 5)	6,548	—	13,078	—
Total costs and expenses	753,928	739,024	1,495,894	1,457,473
Operating income	52,047	54,262	102,578	80,439
Interest expense, net	33,038	32,552	65,510	64,507
Change in fair value of warrant liability (note 10)	(7,010)	(812)	443	(22,726)
Other (income) loss, net	(1,760)	2,082	3,345	3,257
Income before income taxes	27,779	20,440	33,280	35,401
Income tax expense	7,248	5,399	13,858	3,685
Net income	20,531	15,041	19,422	31,716
Income attributable to noncontrolling interest	1,096	1,064	2,121	2,032
Net income attributable to AdaptHealth Corp.	$19,435	$13,977	$17,301	$29,684

Weighted average common shares outstanding - basic	133,218	134,295	133,066	134,409
Weighted average common shares outstanding - diluted	136,029	136,233	135,698	138,000

Basic net income per share (note 11)	$0.13	$0.10	$0.12	$0.20
Diluted net income per share (note 11)	$0.13	$0.09	$0.12	$0.03

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$20,531	$15,041	$19,422	$31,716
Other comprehensive income (loss):
Gain (loss) on interest rate swap agreements, inclusive of reclassification adjustment, net of tax	(364)	2,454	492	(351)
Comprehensive income	20,167	17,495	19,914	31,365

Income attributable to noncontrolling interest	1,096	1,064	2,121	2,032
Comprehensive income attributable to AdaptHealth Corp.	$19,071	$16,431	$17,793	$29,333
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	132,635	$13	124	$1	3,935	$(43,267)	$2,149,951	$(652,600)	$4,356	$8,215	$1,466,669
Equity-based compensation	300	—	—	—	—	—	4,533	—	—	—	4,533
Exercise of stock options	177	—	—	—	—	—	545	—	—	—	545
Payments for tax withholdings from restricted stock vesting	—	—	—	—	—	—	(1,072)	—	—	—	(1,072)
Common Stock issued in connection with employee stock purchase plan	83	—	—	—	—	—	607	—	—	—	607
Net (loss) income	—	—	—	—	—	—	—	(2,134)	—	1,025	(1,109)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	856	—	856
Balance, March 31, 2024	133,195	$13	124	$1	3,935	$(43,267)	$2,154,564	$(654,734)	$5,212	$9,240	$1,471,029
Equity-based compensation	182	—	—	—	—	—	5,218	—	—	—	5,218
Payments for tax withholdings from restricted stock vesting	—	—	—	—	—	—	(261)	—	—	—	(261)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(3,500)	(3,500)
Net income	—	—	—	—	—	—	—	19,435	—	1,096	20,531
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(364)	—	(364)
Balance, June 30, 2024	133,377	$13	124	$1	3,935	$(43,267)	$2,159,521	$(635,299)	$4,848	$6,836	$1,492,653

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	134,435	$13	124	$1	751	$(13,992)	$2,130,148	$26,295	$8,693	$6,600	$2,157,758
Equity-based compensation	292	—	—	—	—	—	5,916	—	—	—	5,916
Payments for tax withholdings from restricted stock vesting	—	—	—	—	—	—	(1,883)	—	—	—	(1,883)
Common Stock issued in connection with employee stock purchase plan	53	—	—	—	—	—	1,021	—	—	—	1,021
Shares purchased under share repurchase program	(632)	—	—	—	632	(9,224)	—	—	—	—	(9,224)
Net income	—	—	—	—	—	—	—	15,707	—	968	16,675
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(2,805)	—	(2,805)
Balance, March 31, 2023	134,148	$13	124	$1	1,383	$(23,216)	$2,135,202	$42,002	$5,888	$7,568	$2,167,458
Equity-based compensation	156	—	—	—	—	—	6,847	—	—	—	6,847
Exercise of stock options	214	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(2,229)	—	—	—	(2,229)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,500)	(2,500)
Net income	—	—	—	—	—	—	—	13,977	—	1,064	15,041
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	2,454	—	2,454
June 30, 2023	134,518	$13	124	$1	1,383	$(23,216)	$2,139,820	$55,979	$8,342	$6,132	$2,187,071

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$19,422	$31,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	184,038	193,109
Goodwill impairment	13,078	—
Equity-based compensation	9,751	12,763
Change in fair value of warrant liability	443	(22,726)
Reduction in the carrying amount of operating lease right-of-use assets	17,770	16,794
Reduction in the carrying amount of finance lease right-of-use assets	4,793	3,007
Deferred income tax expense	12,103	1,413
Change in fair value of interest rate swaps, net of reclassification adjustment	(367)	(987)
Amortization of deferred financing costs	2,729	2,617
Payment of contingent consideration from an acquisition	(1,850)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(48,166)	(5,011)
Inventory	(10,254)	13,808
Prepaid and other assets	16,225	10,199
Operating lease obligations	(17,887)	(16,662)
Operating liabilities	45,191	(13,473)
Net cash provided by operating activities	247,019	226,567
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(169,163)	(171,730)
Payments for business acquisitions, net of cash acquired	—	(17,905)
Payments for cost method investments	—	(128)
Net cash used in investing activities	(169,163)	(189,763)
Cash flows from financing activities:
Proceeds from borrowings on lines of credit	75,000	50,000
Repayments on long-term debt and lines of credit	(145,000)	(65,000)
Repayments of finance lease obligations	(4,890)	(3,679)
Payments for shares purchased under share repurchase program	—	(9,224)
Proceeds from the exercise of stock options	545	—
Proceeds received in connection with employee stock purchase plan	607	1,021
Payments relating to the Tax Receivable Agreement	(1,432)	(3,202)
Distributions to noncontrolling interest	(3,500)	(2,500)
Payments for tax withholdings from restricted stock vesting and stock option exercises	(1,399)	(4,366)
Payments of contingent consideration and deferred purchase price from acquisitions	(5,087)	(1,000)
Net cash used in financing activities	(85,156)	(37,950)
Net decrease in cash	(7,300)	(1,146)
Cash at beginning of period	77,132	46,272
Cash at end of period	$69,832	$45,126
Supplemental disclosures:
Cash paid for interest	$63,276	$62,782
Cash paid for income taxes, net of refunds	12,098	5,567
Noncash investing and financing activities:
Unpaid equipment and other fixed asset purchases at end of period	40,639	32,942
Assets subject to operating lease obligations	15,967	5,112
Operating lease obligations	(15,967)	(5,112)
Write-off of assets subject to operating lease obligations	(1,845)	—
Write-off of operating lease obligations	1,845	—
Assets subject to finance lease obligations	10,895	12,203
Finance lease obligations	(10,895)	(12,203)
Deferred purchase price in connection with acquisitions	—	50
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
Richard Barasch, former Chair of the Board of Directors of AdaptHealth, served as the Company's Interim Chief Executive Officer from June 30, 2023 through May 19, 2024. Effective May 20, 2024, Suzanne Foster was hired as Chief Executive Officer and appointed as a member of the board of directors of the Company. On April 10, 2024, the Company entered into an employment agreement with Ms. Foster (the “CEO Employment Agreement”) that governs the terms of her employment as the Chief Executive Officer of the Company. Effective June 30, 2024, Mr. Barasch resigned as a director of the Company. For the period from May 20, 2024 through June 30, 2024, in his role as Chair of the Board of Directors, Mr. Barasch actively assisted with the transition of his duties and responsibilities as the Interim CEO to Ms. Foster. On July 2, 2024, the Company announced the appointment of Dale Wolf as Chair of the Board effective July 1, 2024.
On July 2, 2024, the Company announced that Joshua Parnes, President and a member of the board of directors of the Company, will resign from all positions that he holds with the Company effective August 31, 2024, and will continue to serve as a non-executive member of the board of directors until December 31, 2024.
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
The Company did not recognize any impairment charges on long-lived assets for the six months ended June 30, 2024 and 2023.

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
(h)    Business Segment
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for the purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer, who currently reviews financial information on a consolidated level for purposes of allocating resources and evaluating financial performance, and as such, the Company’s operations constitute one operating segment and one reportable segment.
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
See Note 12, Leases, for additional information.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(j)    Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2024, the FASB issued Accounting Standards update "ASU" No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements, which removes various references to concepts statements from the FASB Accounting Standards Codification. This ASU is effective for the Company beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company does not expect that the new guidance will have a material impact on its consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2026.
In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation ("Topic 718"), which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
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

In March 2024, the SEC issued its final climate disclosure rule, which requires registrants to provide climate-related disclosures in their annual reports and registration statements. The new disclosure requirements will be effective for the Company beginning with its annual report for the year ending December 31, 2025. In April 2024, the SEC stayed its final climate rule to allow for a judicial review of pending legal challenges. The Company is currently evaluating the impact these rules will have on its consolidated financial statements and related disclosures and will monitor the litigation progress relating to these rules for possible impacts on the disclosure requirements under the rules.
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

The Company receives a per member per month (“PMPM”) fee under certain at-risk capitation arrangements, which refers to a model in which the Company receives a PMPM fee from the third-party payor, and is responsible for managing a range of healthcare services and associated costs of its members. In at-risk capitation arrangements, the Company is responsible for the cost of contracted healthcare services required by those members in accordance with the terms of each agreement. Capitated revenue contracts with payors are generally multi-year arrangements and have a single monthly stand ready performance obligation to provide all aspects of necessary medical care to members for the contracted period in accordance with the scope of the agreements. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare services during the contract term. The Company’s revenue recognized under its capitation arrangements by core product line for the three and six months ended June 30, 2024 is included in the table below. The Company’s revenue recognized under its capitation arrangements for the three and six months ended June 30, 2023 is included in net sales revenue and net revenue from fixed monthly equipment reimbursements by core product line in the table below, which was immaterial for those periods.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
The composition of net revenue by payor type for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Insurance	$487,787	$474,828	$971,152	$911,612
Government	210,946	209,662	409,344	398,509
Patient pay	107,242	108,796	217,976	227,791
Net revenue	$805,975	$793,286	$1,598,472	$1,537,912

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by core product lines for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales revenue:
Sleep	$233,361	$215,849	$458,887	$429,306
Diabetes	147,261	165,021	294,240	307,565
Supplies to the home	44,265	48,323	88,913	94,878
Respiratory	7,871	8,191	15,575	16,120
HME	25,963	27,237	51,585	55,800
Other	57,684	57,012	113,345	110,219
Total net sales revenue	$516,405	$521,633	$1,022,545	$1,013,888

Net revenue from fixed monthly equipment reimbursements:
Sleep	$82,053	$86,783	$162,743	$167,705
Diabetes	2,382	3,886	4,661	7,717
Respiratory	138,899	145,889	276,131	280,612
HME	23,355	23,974	45,921	46,315
Other	11,637	11,121	23,208	21,675
Total net revenue from fixed monthly equipment reimbursements	$258,326	$271,653	$512,664	$524,024

Net revenue from capitated revenue arrangements:
Sleep	$6,976	$—	$14,028	$—
Diabetes	1,546	$—	3,144	—
Supplies to the home	3,080	$—	6,290	—
Respiratory	14,456	$—	29,582	—
HME	3,712	$—	7,210	—
Other	1,474	$—	3,009	—
Total net revenue from capitated revenue arrangements	$31,244	$—	$63,263	$—

Total net revenue:
Sleep	$322,390	$302,632	$635,658	$597,011
Diabetes	151,189	168,907	302,045	315,282
Supplies to the home	47,345	48,323	95,203	94,878
Respiratory	161,226	154,080	321,288	296,732
HME	53,030	51,211	104,716	102,115
Other	70,795	68,133	139,562	131,894
Total net revenue	$805,975	$793,286	$1,598,472	$1,537,912
Accounts Receivable
Due to the continuing changes in the healthcare industry and third-party reimbursement environment, certain estimates are required to record accounts receivable at their net realizable values. Inherent in these estimates is the risk that

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of June 30, 2024 and December 31, 2023, the Company’s unbilled accounts receivable was $40.2 million and $68.4 million, respectively.
(3)    Acquisitions
The Company’s acquisitions are accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date.
The Company did not complete any acquisitions during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company acquired 100% of the equity interests of three providers of home medical equipment ("HME") and acquired certain assets of the home medical equipment businesses of two providers of HME. The following table summarizes the consideration paid at closing for all acquisitions during the six months ended June 30, 2023 (in thousands):

Cash	$18,173
Deferred payments	50
Total	$18,223

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during the six months ended June 30, 2023 was allocated as follows during the period (in thousands):

Cash	$268
Accounts receivable	1,798
Inventory	1,001
Prepaid and other current assets	10
Equipment and other fixed assets	9,863
Operating lease right-of-use assets	5,506
Finance lease right-of-use assets	200
Goodwill	6,796
Accounts payable and accrued expenses	(667)
Other current liabilities	(846)
Operating lease liabilities	(5,506)
Finance lease liabilities	(200)
Net assets acquired	$18,223
Net revenue and operating income in the period of acquisition since the respective acquisition dates for the acquisitions described above were immaterial for the three and six months ended June 30, 2023.
(4)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Patient medical equipment	$811,940	$791,349
Computers and software	91,053	85,509
Delivery vehicles	35,062	35,021
Other	22,079	20,203
Gross carrying value	960,134	932,082
Less accumulated depreciation	(463,998)	(436,981)
Equipment and other fixed assets, net	$496,136	$495,101
For the three months ended June 30, 2024 and 2023, the Company recorded depreciation expense of $85.6 million and $89.3 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded depreciation expense of $172.9 million and $173.1 million, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(5)    Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the six months ended June 30, 2024 was as follows (in thousands):

Gross carrying amount
Balance at December 31, 2023	$2,724,958
Goodwill impairment	(13,078)
Balance at June 30, 2024	$2,711,880
Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the identification of a triggering event. Triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating results or cash flows, and sustained decreases in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital. The Company did not identify any triggering events indicating a possible impairment of goodwill at June 30, 2024.

The non-cash goodwill impairment charge included in the table above relates to a definitive agreement for the disposition of certain immaterial custom rehab technology assets which was signed subsequent to June 30, 2024, and is expected to close in the third quarter of 2024.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $44,723	$68,077	6.2
Payor contracts, net of accumulated amortization of $32,316	49,684	6.1
Developed technology, net of accumulated amortization of $5,040	1,260	1.0
Identifiable intangible assets, net	$119,021

	December 31, 2023
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $38,314	$74,486	6.6
Payor contracts, net of accumulated amortization of $28,216	53,784	6.6
Developed technology, net of accumulated amortization of $4,410	1,890	1.5
Identifiable intangible assets, net	$130,160
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $5.6 million and $11.1 million

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
for the three and six months ended June 30, 2024, respectively, and was $10.0 million and $20.0 million for the three and six months ended June 30, 2023, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending June 30,
2025	$22,217
2026	20,119
2027	18,384
2028	17,936
2029	17,936
Thereafter	22,429
Total	$119,021
The Company did not recognize any impairment charges related to identifiable intangible assets during the six months ended June 30, 2024 and 2023.
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
The following table presents the valuation of the Company’s financial assets and liabilities as of June 30, 2024 and December 31, 2023 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of June 30, 2024 and December 31, 2023. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
June 30, 2024
Assets
Interest rate swap agreements-short term	$—	$4,889	$—
Interest rate swap agreements-long term	—	1,635	—
Total assets measured at fair value	$—	$6,524	$—

Liabilities
Warrant liability	—	—	4,464
Total liabilities measured at fair value	$—	$—	$4,464

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

(in thousands)	Level 1	Level 2	Level 3
December 31, 2023
Assets
Interest rate swap agreements-short term	$—	$4,482	$—
Interest rate swap agreements-long term	—	986	—
Total assets measured at fair value	$—	$5,468	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$6,850
Warrant liability	—	—	4,021
Total liabilities measured at fair value	$—	$—	$10,871
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2024 and December 31, 2023 were classified as Level 2 of the fair value hierarchy. See Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Acquisition-Related Contingent Consideration
The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income/loss in the Company’s consolidated statements of operations. At December 31, 2023, contingent consideration liabilities of $6.9 million was included in other current liabilities in the accompanying consolidated balance sheets. There were no contingent consideration liabilities as of June 30, 2024. A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the six months ended June 30, 2024 and 2023 is as follows (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

Six Months Ended June 30, 2024	Beginning Balance	Payments	Ending Balance
Contingent consideration - Level 3 liabilities	$6,850	$(6,850)	$—
Six Months Ended June 30, 2023
Contingent consideration - Level 3 liabilities	$7,500	$—	$7,500
Warrant Liability
The warrant liability represents the estimated fair value of the Company’s outstanding private warrants. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. See Note 10, Stockholders' Equity, for additional discussion of the warrant liability and the material assumptions leveraged for the pricing model.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the six months ended June 30, 2024 and 2023, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(7)    Derivative Instruments and Hedging Activities
The Company records all derivatives on its consolidated balance sheet at fair value. As of June 30, 2024, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). The notional amount associated with the Company's interest rate swap agreements that were outstanding as of June 30, 2024 was $250 million and have a maturity date in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Balance Sheet Location	Asset
Prepaid and other current assets	$4,889	$4,482
Other assets	1,635	986
Total	$6,524	$5,468
During the three months ended June 30, 2024 and 2023, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $0.3 million, and a gain, net of tax, of $2.8 million, respectively, in other comprehensive income. In addition, during the three months ended June 30, 2023, $0.4 million was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. There was no such reclassification during the three months ended June 30, 2024. During the six months ended June 30, 2024 and 2023, as a result of the effect of cash flow hedge accounting, the Company recognized a gain, net of tax, of $0.9 million and $0.6 million, respectively, in other comprehensive income. In addition, during the six months ended June 30, 2024 and 2023, $0.4 million and $1.0 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(8)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$279,562	$211,504
Employee-related accruals	38,502	47,462
Accrued interest	29,151	29,327
Litigation settlement	10,685	57,340
Other	88,660	46,361
Total	$446,560	$391,994
As previously disclosed, in February 2024, the Company learned that a cyber security threat actor had gained access to some of the information technology systems of Change Healthcare, a subsidiary of UnitedHealth Group, with which one of the Company’s third-party software providers interfaces in connection with the Company’s claims processing activity. UnitedHealth Group isolated the impacted systems upon learning of this threat and Change Healthcare suspended its claims processing activity with the Company’s software provider. During the six months ended June 30, 2024, the Company participated in the Optum Temporary Funding Assistance Program which was designed to provide short-term cash flow relief to providers impacted by the disruption in Change Healthcare’s services. As of June 30, 2024, the Company received $39.6 million under this program which is expected to be repaid by December 31, 2024, and is included in the Other category in the table above. The Company has not incurred any fees, interest or other associated costs for participating in the program.
(9)    Debt
The following is a summary of long term-debt as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Secured term loan	$650,000	$720,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(19,549)	(22,018)
	2,080,451	2,147,982
Current portion	(40,000)	(53,368)
Long-term portion	$2,040,451	$2,094,614
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Under the 2021 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. The Company was in compliance with the applicable covenants in the 2021 Credit Agreement as of June 30, 2024.
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
Secured Term Loan
The outstanding borrowing under the 2021 Term Loan requires quarterly principal repayments of $10.0 million through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. As a result of the calculation of excess cash flow as of December 31, 2023, the Company was required to make a mandatory prepayment of $13.4 million on the 2021 Term Loan, which was paid in March 2024. In addition, the Company made voluntary repayments on the 2021 Term Loan totaling $36.6 million during the six months ended June 30, 2024. At June 30, 2024 and December 31, 2023, there was $650.0 million and $720.0 million, respectively, outstanding under the 2021 Term Loan. The per annum interest rate under the 2021 Term Loan was 7.43% at June 30, 2024.
Revolving Credit Facility
During the six months ended June 30, 2024, the Company borrowed $75.0 million under the 2021 Revolver which was repaid during that period. At June 30, 2024, there was $21.6 million outstanding under letters of credit. During the six months ended June 30, 2023, the Company borrowed $50.0 million under the 2021 Revolver which was repaid during that period. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. At June 30, 2024, based on the financial debt covenants under the 2021 Credit Agreement, the maximum amount the Company could borrow under the 2021 Revolver and remain in compliance with the financial debt covenants under the agreement was $346.4 million.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
Treasury Stock
In May 2022, the Company’s board of directors authorized a share repurchase program for up to $200.0 million of the Company’s Common Stock, which expired on December 31, 2023 (the "Share Repurchase Program"). The timing and actual number of shares repurchased depended upon market conditions and other factors. Shares of the Company’s Common Stock were repurchased from time to time on the open market through privately negotiated transactions or otherwise. During the six months ended June 30, 2023, the Company purchased 631,953 shares of the Company’s Common Stock for $9.2 million under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders’ equity. Subsequent to June 30, 2024, as discussed in Note 14, Commitments and Contingencies, the Company issued 1 million shares from its Treasury Stock in connection with a litigation settlement.
Warrants
As of June 30, 2024, the Company had 3,871,557 warrants outstanding, which have an expiration date of November 20, 2024. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of Common Stock at a price below its exercise price. There were no warrants exercised during the six months ended June 30, 2024 and 2023.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
A reconciliation of the changes in the warrant liability during the six months ended June 30, 2024 and 2023 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2023	$4,021
Change in estimated fair value of the warrant liability	443
Estimated fair value of warrant liability at June 30, 2024	$4,464

Estimated fair value of warrant liability at December 31, 2022	$38,503
Change in estimated fair value of the warrant liability	(22,726)
Estimated fair value of warrant liability at June 30, 2023	$15,777
The warrant liability is classified as a current liability as of June 30, 2024 and December 31, 2023 in the accompanying consolidated balance sheets since the expiration date of the warrants is less than one year as of such dates.
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. On June 20, 2024, the stockholders of the Company approved an amendment and restatement of the 2019 Plan to increase the number of shares of Common Stock of the Company reserved under the 2019 Plan by 8,350,000 shares, to permit the grant of up to 18,350,000 shares of Common Stock, subject to certain adjustments and limitations. At June 30, 2024, 6,678,373 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.
Stock Options
There were no stock options granted during the six months ended June 30, 2024 and 2023. The following table provides the activity regarding the Company’s outstanding stock options during the six months ended June 30, 2024 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2023	2,219	$3.75	$19.36	5.1 Years
Expired	(735)	$4.58	$23.38
Outstanding, June 30, 2024	1,484	$3.34	$17.38	4.8 Years
The following table provides the activity for all outstanding stock options during the six months ended June 30, 2024 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2023	3,409	$14.90	4.9 Years
Exercised	(177)	$3.08
Expired	(735)	$23.38
Outstanding, June 30, 2024	2,497	$13.24	4.7 Years

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
During the six months ended June 30, 2024, 176,623 stock options were exercised resulting in $0.5 million of cash proceeds received by the Company and the issuance of 176,623 shares of the Company’s Common Stock. During the six months ended June 30, 2023, 559,071 stock options were exercised on a cashless basis resulting in the issuance of 213,852 shares of the Company's Common Stock.
Restricted Stock
During the six months ended June 30, 2024, the Company granted the following shares of restricted stock:
•1,398,395 shares of restricted stock to various employees which vest ratably over the two or three-year periods following the vesting commencement dates, subject to the employees’ continuous employment through the applicable vesting dates. The grant-date fair value of these awards was $11.6 million
•52,326 shares of restricted stock to an employee which primarily vest on the two-month anniversary following the applicable vesting commencement dates. The grant-date fair value of these awards was $0.5 million
•122,663 shares of restricted stock to the Company's non-employee directors which vest approximately one year following the grant date. The grant-date fair value of these awards was $1.2 million.
•1,047,291 shares of performance-vested restricted stock units ("Performance RSUs") to certain employees of the Company which will vest on the three-year period following the vesting commencement dates subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return ("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting dates. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $19.2 million. The payout of shares on the vesting dates are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs
Activity related to the Company’s non-vested restricted stock grants for the six months ended June 30, 2024 is presented below (in thousands, except per share data):

	Number of Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2023	2,068	$19.16
Granted	2,621	$12.41
Vested	(636)	$33.27
Forfeited	(47)	$36.48
Non-vested balance, June 30, 2024	4,006	$14.93
Equity-Based Compensation Expense
The Company recorded equity-based compensation expense of $5.2 million during the three months ended June 30, 2024, of which $4.4 million and $0.8 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $6.8 million during the three months ended June 30, 2023, of which $7.7 million is included in general and administrative expenses in the accompanying consolidated statements of operations. The equity-based

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
compensation expense recognized during the three months ended June 30, 2023 includes a net reduction to expense of $0.9 million included in cost of net revenue in the accompanying consolidated statements of operations. As a result of the change in the probability assessment of the vesting of certain unvested shares of restricted stock in which vesting was based on the achievement of a performance condition, during the three months ended June 30, 2023, the Company reversed $2.2 million of previously recognized equity-based compensation expense related to performance conditions no longer deemed probable, which reduced cost of net revenue in the accompanying consolidated statements of operations in that period.
The Company recognized equity-based compensation expense of $9.8 million during the six months ended June 30, 2024, of which $8.0 million and $1.8 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $12.8 million during the six months ended June 30, 2023, of which $12.3 million and $0.5 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
At June 30, 2024, there was $42.0 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.2 years.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Computations of basic and diluted net income per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income attributable to AdaptHealth Corp.	$19,435	$13,977	$17,301	$29,684
Less: Earnings allocated to participating securities (1)	1,656	1,182	1,475	2,508
Net income for basic EPS	$17,779	$12,795	$15,826	$27,176
Change in fair value of warrant liability (2)	—	—	—	(22,726)
Net income for diluted EPS	$17,779	$12,795	$15,826	$4,450

Denominator (1) (2)
Basic weighted-average common shares outstanding	133,218	134,295	133,066	134,409
Add: Warrants (2)	—	—	—	857
Add: Stock options	298	833	235	1,552
Add: Unvested restricted stock	2,513	1,105	2,397	1,182
Diluted weighted-average common shares outstanding	136,029	136,233	135,698	138,000

Basic net income per share	$0.13	$0.10	$0.12	$0.20
Diluted net income per share	$0.13	$0.09	$0.12	$0.03
(1)The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
(2)For the six months ended June 30, 2023, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net income per share. This adjustment is included as the effect of the numerator and denominator adjustment for this derivative instrument is dilutive as a result of the non-cash gain recorded for the change in fair value of this instrument during the period. For the six months ended June 30, 2024 and the three months ended June 30, 2024 and 2023, this adjustment is excluded from the computation of diluted net income per share under the treasury stock method since its inclusion would have been anti-dilutive.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income per share for the three and six months ended June 30, 2024 and 2023 because to do so would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Preferred Stock	12,406	12,406	12,406	12,406
Warrants	3,872	—	3,872	—
Stock options	2,200	2,219	2,263	468
Unvested restricted stock	1,431	—	1,547	—
Total	19,909	14,625	20,088	12,874

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
The following table presents information about lease costs and expenses and sublease income for the three and six months ended June 30, 2024 and 2023 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$10,391	$10,598	$21,395	$21,072
Finance lease costs:
Amortization of ROU assets	$2,538	$2,477	$4,793	$3,007
Interest on lease liabilities	$551	$—	$1,058	$—
Other lease costs and income:
Variable leases costs (1)	$6,195	$4,538	$12,067	$10,559
Sublease income	$257	$409	$537	$787
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	5.2 years	5.6 years
Finance leases	3.4 years	3.6 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	4.7%	4.4%
Finance leases	6.8%	6.7%
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of June 30, 2024 (in thousands):

	Operating Leases	Finance Leases
2024	$18,180	$6,896
2025	31,854	13,177
2026	23,396	11,973
2027	15,392	8,335
2028	12,027	1,451
Thereafter	24,776	156
Total future undiscounted lease payments	$125,625	$41,988
Less: amount representing interest	(14,591)	(4,468)
Present value of future lease payments (lease liability)	$111,034	$37,520
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the six months ended June 30, 2024 and 2023, respectively (in thousands):

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash payments for operating leases	$21,432	$20,847
Financing cash payments for finance leases	$4,890	$3,679
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$15,967	$5,112
Finance leases	$10,895	$12,203
(13)    Income Taxes
The Company is subject to U.S. federal, state, and local income taxes. For the three months ended June 30, 2024 and 2023, the Company recorded income tax expense of $7.2 million and $5.4 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of $13.9 million and $3.7 million, respectively. For the six months ended June 30, 2024, the Company recognized a $1.0 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges totaling $13.1 million. See Note 5, Goodwill and Identifiable Intangible Assets, for additional details.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
As of June 30, 2024 and December 31, 2023, the Company had an unrecognized tax benefit of $5.2 million and $6.6 million, respectively.
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
At June 30, 2024, the Company's liability relating to the TRA was $290.2 million, of which $24.3 million and $265.9 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2023, the Company’s liability relating to the TRA was $291.6 million, of which $1.5 million and $290.1 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
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

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania for alleged violations of the federal securities laws arising from allegedly false and misleading statements and/or failures to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory. On October 14, 2021, the court appointed Delaware County Employees Retirement System and the Bucks County Employees Retirement System as Lead Plaintiffs. On November 22, 2021, Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors on behalf of shareholders that purchased or otherwise acquired the Company’s stock and options between November 8, 2019 and July 16, 2021 (as to the complaint, the “Consolidated Complaint”; as to the action, the “Consolidated Class Action”). The Consolidated Complaint generally alleged that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory and the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity. The Consolidated Complaint sought unspecified damages. On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint, which the court denied on June 9, 2022. On June 7, 2023, the court entered an order staying the Consolidated Class Action pending the outcome of a private mediation between the parties.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

On February 26, 2024, the defendants entered into a stipulation and agreement of settlement with the Lead Plaintiffs (the “Securities Settlement”). On March 5, 2024, the court granted preliminary approval of the settlement. On July 10, 2024, the court entered a judgment approving the class action settlement. The judgment certified the putative class for settlement purpose, found that the settlement is fair, reasonable, and adequate in all respects, and subject to certain exclusions and limitations, releases claims on behalf of the settlement class that were asserted or could have been asserted in the Consolidated Class Action against the defendants. Subject to any appeals, the judgment will become final under the Securities Settlement within 30 days of entry. The Company’s portion of the settlement consists of (i) $32.2 million of cash from the Company’s insurance carriers; (ii) $17.8 million of cash from the Company; (iii) 1 million shares of the Company’s Common Stock (the “Settlement Shares”), which had a fair value of $7.3 million recognized at December 31, 2023; and (iv) the implementation of certain corporate governance reforms. All of the aforementioned cash consideration has been paid consistent with the Securities Settlement during the six months ended June 30, 2024.

For the six months ended June 30, 2024, the Company recognized a pre-tax expense of $2.4 million for the change in fair value of the Settlement Shares, which is included in other loss, net in the accompanying consolidated statements of operations. As of June 30, 2024, the Company recorded a liability of $9.7 million relating to the Settlement Shares; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. In July 2024, the Company issued the Settlement Shares from available Treasury Stock. In connection with the issuance, in the third quarter of 2024, the Company expects to eliminate the $9.7 million liability through a reduction to Treasury Stock and Additional paid-in capital of $17.7 million and $8.0 million, respectively.

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

On April 23, 2024, defendants entered into a stipulation and agreement of settlement with the Derivative Plaintiff. In exchange for full releases, the proposed settlement consists of (i) $0.9 million in attorneys’ fees and expenses, which will be funded with cash from the Company; and (ii) the implementation of corporate governance reforms separate from those negotiated in Securities Settlement. For the six months ended June 30, 2024, the Company recorded a pre-tax expense of $0.9 million associated with the settlement, which is included in other loss, net in the accompanying consolidated statements of operations. As of June 30, 2024, the Company recorded a liability of $0.9 million relating to the settlement; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

On June 25, 2024, the court granted preliminary approval of the settlement, and set the final approval hearing for November 13, 2024. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Derivative Complaint will be released from the claims that were asserted or could have been asserted in the Derivative Action, with certain limitations, by class members participating in the settlement. The

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing and is subject to court approval. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to settlement will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

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

On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs. On May 14, 2024, Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes business, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. Plaintiffs’ opposition brief is due to be filed on October 1, 2024; and defendants’ reply brief is due to be filed on November 15, 2024.

The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.

On March 20, 2024, a putative shareholder of the Company, Weiding Wu, filed a shareholder derivative complaint related to the allegations in the Allegheny County Complaint, and against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Wu Derivative Complaint”; as to the action, the “Wu Derivative Action”). The Wu Derivative Complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes business. The Wu Derivative Complaint also alleges claims for unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The Derivative Complaint seeks, among other things, an award of money damages.

On July 25, 2024, the parties to the Wu Derivative Action stipulated to stay the Wu Derivative Action pending final resolution of the Allegheny County Consolidated Class Action. On July 26, 2024, the court so-ordered the parties’ stipulation.

The Company intends to vigorously defend against the allegations contained in the Wu Derivative Complaint, but there can be no assurance that the defense will be successful.
(15)    Related Party Transactions
The Company and one of its executive officers and shareholder own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $3.6 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively, and $7.1 million and $5.0 million for the six months ended June 30, 2024 and 2023, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of June 30, 2024 and December 31, 2023, the Company had an immaterial outstanding accounts payable balance to this vendor.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was approximately 1.0% of the Company’s consolidated net revenue during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of June 30, 2024. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Payments to this vendor were $27.8 million and $9.4 million for the three months ended June 30, 2024 and 2023, respectively, and $28.2 million and $20.6 million , for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had an immaterial outstanding accounts payable balance to this vendor.
(16)    Subsequent Events
The Company evaluated subsequent events for the period from June 30, 2024 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure.

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
AdaptHealth Corp. Overview
AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of June 30, 2024, AdaptHealth serviced approximately 4.2 million patients annually in all 50 states through its network of approximately 670 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.
Impact of Inflation
The cost to manufacture and distribute the equipment and products that AdaptHealth provides to patients is influenced by the cost of materials, labor, and transportation, including fuel costs. Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. Increases in inflation could impact the overall demand for AdaptHealth’s products and services, availability of materials, its costs for labor, equipment and products, shipping, warehousing and other operational overhead and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. Additionally, it is not certain whether AdaptHealth would be able to pass increased costs onto customers to offset inflationary pressures. AdaptHealth has experienced inflationary pressure and higher costs as a result of increased cost of materials, labor and transportation. The increase in the cost of equipment and products is due in part to higher cost of shipping and general inflationary cost increases. Although there have been increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescriptions, orders and delivery.
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
Total net revenue is comprised of net sales revenue, net revenue from fixed monthly equipment reimbursements, and net revenue from capitated revenue arrangements. Net sales revenue consists of revenue recognized at a point in time for the sale of supplies and disposables. Net revenue from fixed monthly equipment reimbursements consists of revenue recognized over the service period for equipment (including, but not limited to, CPAP machines, oxygen concentrators, ventilators, hospital beds, wheelchairs and other equipment). Net revenue from capitated revenue arrangements consists of revenue recognized in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements.

	Three Months Ended
	June 30, 2024		June 30, 2023
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep	$233,361	29.0%	$215,849	27.2%
Diabetes	147,261	18.3%	165,021	20.8%
Supplies to the home	44,265	5.5%	48,323	6.1%
Respiratory	7,871	1.0%	8,191	1.0%
HME	25,963	3.2%	27,237	3.4%
Other	57,684	7.1%	57,012	7.2%
Total net sales revenue	$516,405	64.1%	$521,633	65.8%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$82,053	10.2%	$86,783	10.9%
Diabetes	2,382	0.3%	3,886	0.5%
Respiratory	138,899	17.2%	145,889	18.4%
HME	23,355	2.9%	23,974	3.0%
Other	11,637	1.4%	11,121	1.4%
Total net revenue from fixed monthly equipment reimbursements	$258,326	32.0%	$271,653	34.2%

Net revenue from capitated revenue arrangements:
Sleep	$6,976	0.9%	$—	—%
Diabetes	1,546	0.2%	—	—%
Supplies to the home	3,080	0.4%	—	—%
Respiratory	14,456	1.8%	—	—%
HME	3,712	0.5%	—	—%
Other	1,474	0.1%	—	—%
Total net revenue from capitated revenue arrangements	$31,244	3.9%	$—	—%

Total net revenue:
Sleep	$322,390	40.1%	$302,632	38.1%
Diabetes	151,189	18.8%	168,907	21.3%
Supplies to the home	47,345	5.9%	48,323	6.1%
Respiratory	161,226	20.0%	154,080	19.4%
HME	53,030	6.6%	51,211	6.5%
Other	70,795	8.6%	68,133	8.6%
Total net revenue	$805,975	100.0%	$793,286	100.0%

	Six Months Ended
	June 30, 2024		June 30, 2023
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep	$458,887	28.7%	$429,306	27.9%
Diabetes	294,240	18.4%	307,565	20.0%
Supplies to the home	88,913	5.6%	94,878	6.2%
Respiratory	15,575	1.0%	16,120	1.0%
HME	51,585	3.2%	55,800	3.6%
Other	113,345	7.0%	110,219	7.2%
Total net sales revenue	$1,022,545	63.9%	$1,013,888	65.9%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$162,743	10.2%	$167,705	10.9%
Diabetes	4,661	0.3%	7,717	0.5%
Respiratory	276,131	17.3%	280,612	18.2%
HME	45,921	2.9%	46,315	3.0%
Other	23,208	1.4%	21,675	1.4%
Total net revenue from fixed monthly equipment reimbursements	$512,664	32.1%	$524,024	34.1%

Net revenue from capitated revenue arrangements:
Sleep	$14,028	0.9%	$—	—%
Diabetes	3,144	0.2%	—	—%
Supplies to the home	6,290	0.4%	—	—%
Respiratory	29,582	1.9%	—	—%
HME	7,210	0.5%	—	—%
Other	3,009	0.1%	—	—%
Total net revenue from capitated revenue arrangements	$63,263	4.0%	$—	—%

Total net revenue:
Sleep	$635,658	39.8%	$597,011	38.8%
Diabetes	302,045	18.9%	315,282	20.5%
Supplies to the home	95,203	6.0%	94,878	6.2%
Respiratory	321,288	20.2%	296,732	19.3%
HME	104,716	6.6%	102,115	6.6%
Other	139,562	8.5%	131,894	8.6%
Total net revenue	$1,598,472	100.0%	$1,537,912	100.0%

Results of Operations
Comparison of Three Months Ended June 30, 2024 and Three Months Ended June 30, 2023.
The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Net revenue	$805,975	100.0%	$793,286	100.0%	$12,689	1.6%
Costs and expenses:
Costs of net revenue:	678,973	84.2%	673,397	84.9%	5,576	0.8%
General and administrative expenses	57,012	7.1%	50,078	6.3%	6,934	13.8%
Depreciation and amortization, excluding patient equipment depreciation	11,395	1.4%	15,549	2.0%	(4,154)	(26.7)%
Goodwill impairment	6,548	0.8%	—	—%	6,548	—%
Total costs and expenses	753,928	93.5%	739,024	93.2%	14,904	2.0%
Operating income	52,047	6.5%	54,262	6.8%	(2,215)	(4.1)%
Interest expense, net	33,038	4.1%	32,552	4.1%	486	1.5%
Change in fair value of warrant liability	(7,010)	(0.9)%	(812)	(0.1)%	(6,198)	763.3%
Other (income) loss, net	(1,760)	(0.2)%	2,082	0.3%	(3,842)	(184.5)%
Income before income taxes	27,779	3.4%	20,440	2.6%	7,339	35.9%
Income tax expense	7,248	0.9%	5,399	0.7%	1,849	34.2%
Net income	20,531	2.5%	15,041	1.9%	5,490	36.5%
Income attributable to noncontrolling interest	1,096	0.1%	1,064	0.1%	32	3.0%
Net income attributable to AdaptHealth Corp.	$19,435	2.4%	$13,977	1.8%	$5,458	39.0%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended June 30,
	Variance 2024 vs. 2023
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Increase from non-acquired growth	$11,882	1.5%
Increase from acquisitions	807	0.1%
Total change in net revenue	$12,689	1.6%
Net revenue for the three months ended June 30, 2024 and 2023 was $806.0 million and $793.3 million, respectively, an increase of $12.7 million, or 1.6%. The increase in net revenue was primarily driven by non-acquired growth of $11.9 million, as well as acquisitions, which increased revenue by $0.8 million. Net revenue from AdaptHealth's sleep business increased by $19.8 million, or 6.5%, for the three months ended June 30, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. In addition, net revenue from AdaptHealth's respiratory business increased by $7.1 million, or 4.6%, for the three months ended June 30, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. These increases were partially offset by a decrease in net revenue from AdaptHealth's diabetes business, which decreased by $17.7 million, or 10.5%, for the three months ended June 30, 2024 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel, as well as the effect from manufacturers bringing additional distribution business in-house and a decrease in CGM supplies patient census.
For the three months ended June 30, 2024, net sales revenue (recognized at a point in time) comprised 64% of total net revenue, compared to 66% of total net revenue for the three months ended June 30, 2023. For the three months ended June 30, 2024, net revenue from fixed monthly equipment reimbursements comprised 32% of total net revenue, compared to 34% of total net revenue for the three months ended June 30, 2023. For the three months ended June 30, 2024, net revenue from capitated revenue arrangements comprised 4% of total net revenue. For the three months ended June 30, 2023, net revenue from capitated revenue arrangements was immaterial, and is included in net sales revenue and net revenue from fixed monthly equipment reimbursements by core product line.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Costs of net revenue:
Cost of products and supplies	$313,958	39.0%	$323,548	40.8%	$(9,590)	(3.0)%
Salaries, labor and benefits	199,967	24.8%	191,473	24.1%	8,494	4.4%
Patient equipment depreciation	79,767	9.9%	83,747	10.6%	(3,980)	(4.8)%
Other operating expenses	67,741	8.4%	58,131	7.3%	9,610	16.5%
Rent and occupancy	17,540	2.2%	16,498	2.1%	1,042	6.3%
Total cost of net revenue	$678,973	84.2%	$673,397	84.9%	$5,576	0.8%
Cost of net revenue for the three months ended June 30, 2024 and 2023 was $679.0 million and $673.4 million, respectively, an increase of $5.6 million or 0.8%. The cost of products and supplies decreased by $9.6 million primarily as a result of lower net sales revenue and the impact of credits received from a supplier related to certain product recalls which were recognized as a reduction to the cost of products and supplies, which were partially offset by general inflationary cost increases. Salaries, labor and benefits increased by $8.5 million, primarily due to increased benefits costs and annual merit increases, partially offset by cost savings actions implemented in the second half of 2023 resulting in headcount reductions. Patient equipment depreciation decreased by $4.0 million, primarily due to lower net revenue from fixed monthly equipment reimbursements, partially offset by higher medical equipment prices. The increase in other operating expenses was primarily due to higher distribution expenses, vehicle rental costs, and revenue cycle management costs.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2024 and 2023 were $57.0 million and $50.1 million respectively, an increase of $6.9 million or 13.8%. This increase is primarily due to higher legal and professional fees, incentive-based compensation, contract labor costs and other non-recurring expenses, partially offset by lower restructuring expenses related to a cost savings program that was implemented in 2023 and, to a lesser extent, equity-based compensation expense. General and administrative expenses as a percentage of net revenue was 7.1% in the 2024 period, compared to 6.3% in the 2023 period. General and administrative expenses in the 2024 period included $4.5 million of equity-based compensation expense and other non-recurring expenses of $9.2 million, consisting of $5.8 million of expenses associated with systems implementation activities, $1.6 million of expenses associated with litigation, and $1.8 million of other expenses, primarily related to professional and consulting expenses. General and administrative expenses in the 2023 period included $7.7 million of equity-based compensation expense and other non-recurring expenses of $9.5 million, consisting of $5.5 million of expenses associated with a cost savings program,

$2.5 million of expenses associated with litigation, $1.4 million of expenses associated with systems implementation activities, and $0.1 million of other expenses.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended June 30, 2024 and 2023 was $11.4 million and $15.5 million, respectively, a decrease of $4.2 million, primarily related to lower intangible amortization expense.
Goodwill Impairment. The goodwill impairment charge for the three months ended June 30, 2024 relates to an immaterial business disposal during 2024.
Interest Expense, net. Interest expense, net for the three months ended June 30, 2024 and 2023 was $33.0 million and $32.6 million, respectively, an increase of $0.5 million. Interest expense related to AdaptHealth's credit agreement decreased slightly in 2024 compared to 2023, primarily as a result of lower average outstanding borrowings in 2024 compared to 2023, offset by higher interest rates. Interest expense on AdaptHealth's finance leases increased by $0.6 million in 2024 compared to 2023.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying June 30, 2024 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2024 and 2023 periods for the change in the estimated fair value of such liability during the respective periods.
Other Income / Loss. Other income for the three months ended June 30, 2024 consisted of a pre-tax gain of $1.8 million for the change in fair value of shares of AdaptHealth's Common Stock that were issued in July 2024 following final court approval of the settlement of a previously disclosed securities class action lawsuit. See Note 14, Commitments and Contingencies, for additional information. Other loss for the three months ended June 30, 2023 consisted of $1.4 million of impairments of operating lease right-of-use assets and $0.7 million of lease termination costs.
Income Tax Expense. Income tax expense for the three months ended June 30, 2024 and 2023 was $7.2 million and $5.4 million, respectively. Income tax expense on ordinary income increased due to higher pre-tax income, net of warrant liability fair value adjustments and a goodwill impairment charge.

Comparison of Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023.
The following table summarizes AdaptHealth’s consolidated results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Net revenue	$1,598,472	100.0%	$1,537,912	100.0%	$60,560	3.9%
Costs and expenses:
Cost of net revenue	1,354,666	84.7%	1,328,793	86.4%	25,873	1.9%
General and administrative expenses	105,390	6.6%	97,599	6.3%	7,791	8.0%
Depreciation and amortization, excluding patient equipment depreciation	22,760	1.4%	31,081	2.0%	(8,321)	(26.8)%
Goodwill impairment	13,078	0.8%	—	—%	13,078	—%
Total costs and expenses	1,495,894	93.6%	1,457,473	94.8%	38,421	2.6%
Operating income	102,578	6.4%	80,439	5.2%	22,139	27.5%
Interest expense, net	65,510	4.1%	64,507	4.2%	1,003	1.6%
Change in fair value of warrant liability	443	—%	(22,726)	(1.5)%	23,169	(101.9)%
Other loss, net	3,345	0.2%	3,257	0.2%	88	2.7%
Income before income taxes	33,280	2.1%	35,401	2.3%	(2,121)	(6.0)%
Income tax expense	13,858	0.9%	3,685	0.2%	10,173	276.1%
Net income	19,422	1.2%	31,716	2.1%	(12,294)	(38.8)%
Income attributable to noncontrolling interest	2,121	0.1%	2,032	0.1%	89	4.4%
Net income attributable to AdaptHealth Corp.	$17,301	1.1%	$29,684	1.9%	$(12,383)	(41.7)%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Six Months Ended June 30,
	Variance 2024 vs. 2023
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Increase from non-acquired growth	$57,965	3.8%
Increase from acquisitions	2,595	0.2%
Total change in net revenue	$60,560	3.9%
Net revenue for the six months ended June 30, 2024 and 2023 was $1,598.5 million and $1,537.9 million, respectively, an increase of $60.6 million, or 3.9%. The increase in net revenue was primarily driven by non-acquired growth $58.0 million, as well as acquisitions, which increased revenue by $2.6 million. Net revenue from AdaptHealth's sleep business increased by $38.6 million, or 6.5%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. In addition, net revenue from AdaptHealth's respiratory business increased by $24.6 million, or 8.3%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. These increases were partially offset by a decrease in net revenue from

AdaptHealth's diabetes business, which decreased by $13.2 million, or 4.2%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel, as well as the effect from manufacturers bringing additional distribution business in-house, partially offset by higher CGM patient census.
For the six months ended June 30, 2024, net sales revenue comprised 64% of total net revenue, compared to 66% of total net revenue for the six months ended June 30, 2023. For the six months ended June 30, 2024, net revenue from fixed monthly equipment reimbursements comprised 32% of total net revenue, compared to 34% of total net revenue for the six months ended June 30, 2023. For the six months ended June 30, 2024, net revenue from capitated revenue arrangements comprised 4% of total net revenue. For the six months ended June 30, 2023, net revenue from capitated revenue arrangements was immaterial, and is included in net sales revenue and net revenue from fixed monthly equipment reimbursements by core product line.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Costs of net revenue:
Cost of products and supplies	$628,820	39.3%	$634,573	41.3%	$(5,753)	(0.9)%
Salaries, labor and benefits	396,152	24.8%	385,797	25.1%	10,355	2.7%
Patient equipment depreciation	161,278	10.1%	162,028	10.5%	(750)	(0.5)%
Other operating expenses	132,181	8.3%	112,645	7.3%	19,536	17.3%
Rent and occupancy	36,235	2.3%	33,750	2.2%	2,485	7.4%
Total cost of net revenue	$1,354,666	84.7%	$1,328,793	86.4%	$25,873	1.9%
Cost of net revenue for the six months ended June 30, 2024 and 2023 was $1,354.7 million and $1,328.8 million, respectively, an increase of $25.9 million or 1.9%. The cost of products and supplies decreased by $5.8 million. Slightly higher net sales revenue and general inflationary cost increases resulted in higher costs of products and supplies, however, the impact of credits received from a supplier related to certain product recalls which were recognized as a reduction to the cost of products and supplies contributed to the overall decrease compared to the prior year period. Salaries, labor and benefits increased by $10.4 million, primarily due to increased benefits costs and annual merit increases, partially offset by cost savings actions implemented in the second half of 2023 resulting in headcount reductions. Patient equipment depreciation decreased by $0.8 million, primarily due to lower net revenue from fixed monthly equipment reimbursements, partially offset by higher medical equipment prices. The increase in other operating expenses was primarily due to higher distribution expenses, vehicle rental costs, and revenue cycle management costs.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2024 and 2023 were $105.4 million and $97.6 million, respectively, an increase of $7.8 million or 8.0%. This increase is primarily due to higher legal and professional fees, incentive-based compensation, contract labor costs and other non-recurring expenses, partially offset by lower restructuring expenses related to a cost savings program that was implemented in 2023 and, to a lesser extent, equity-based compensation expense. General and administrative expenses as a percentage of net revenue was 6.6% in the 2024 period, compared to 6.3% in the 2023 period. General and administrative expenses in the 2024 period included $8.0 million of equity-based compensation expense and other non-recurring expenses of $12.5 million, consisting of $6.8 million of expenses associated with systems implementation activities, $2.8 million of expenses associated with litigation, and $2.9 million of other expenses, primarily related to professional and consulting expenses. General and administrative expenses in the 2023 period included $12.3 million of equity-based compensation expense and other non-recurring expenses of $17.6 million, consisting of $8.5 million of expenses associated with litigation, $6.2 million of expenses associated with the cost savings program, $2.6 million of expenses associated with systems implementation activities, and $0.3 million of other expenses.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the six months ended June 30, 2024 and 2023 was $22.8 million and $31.1 million, respectively, a decrease of $8.3 million, primarily related to lower intangible amortization expense.
Goodwill Impairment. The goodwill impairment charge for the six months ended June 30, 2024 relates to an immaterial business disposal during 2024.
Interest Expense, net. Interest expense, net for the six months ended June 30, 2024 and 2023 was $65.5 million and $64.5 million, respectively, an increase of $1.0 million. Interest expense related to AdaptHealth's credit agreement increased slightly in the 2024 period compared to the 2023 period as a result of higher interest rates, offset by lower average outstanding borrowings in 2024 compared to 2023. Interest expense on AdaptHealth's finance leases increased by $1.1 million in 2024 compared to 2023.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying June 30, 2024 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash charge in the six months ended June 30, 2024 and a non-cash gain in the six months ended June 30, 2023, for the change in the estimated fair value of such liability during the respective periods.
Other Loss. Other loss for the six months ended June 30, 2024 consisted of a pre-tax expense of $2.4 million for the change in fair value of shares of AdaptHealth's Common Stock that were issued in July 2024 following final court approval of the settlement of a previously disclosed securities class action lawsuit, as well as an expense of $0.9 million to settle a shareholder derivative complaint. See Note 14, Commitments and Contingencies, for additional information. Other loss for the six months ended June 30, 2023 consisted of $1.4 million of impairments of operating lease right-of-use assets, $1.2 million of expenses associated with legal settlements, and $0.7 million of lease termination costs.
Income Tax Expense. Income tax expense for the six months ended June 30, 2024 and 2023 was $13.9 million and $3.7 million, respectively. The increase in income tax expense was primarily related to higher pre-tax income, net of warrant liability fair value adjustments and goodwill impairment charges.
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
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity-based compensation expense, change in fair value of the warrant liability, goodwill impairment, litigation settlement expense (gain), and certain other non-recurring items of expense or income.
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
The following unaudited table presents the reconciliation of net income attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA, and the reconciliation of net income attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
	(Unaudited)
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
Net income attributable to AdaptHealth Corp.	$19,435	2.4%	$13,977	1.8%
Income attributable to noncontrolling interest	1,096	0.1%	1,064	0.1%
Interest expense, net	33,038	4.1%	32,552	4.1%
Income tax expense	7,248	0.9%	5,399	0.7%
Depreciation and amortization, including patient equipment depreciation	91,162	11.3%	99,296	12.5%
EBITDA	151,979	18.8%	152,288	19.2%
Equity-based compensation expense (a)	5,218	0.6%	6,847	0.9%
Change in fair value of warrant liability (b)	(7,010)	(0.9)%	(812)	(0.1)%
Goodwill impairment (c)	6,548	0.8%	—	—%
Litigation settlement gain (d)	(1,760)	(0.2)%	—	—%
Other non-recurring expenses, net (e)	10,340	1.3%	12,722	1.6%
Adjusted EBITDA	$165,315	20.5%	$171,045	21.6%
Adjusted EBITDA Margin		20.5%		21.6%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents a non-cash gain for the change in the estimated fair value of the warrant liability. See Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three months ended June 30, 2024 for additional discussion of such non-cash gain.
(c)Represents a non-cash goodwill impairment charge relating to an immaterial business disposal during 2024.
(d)Represents a pre-tax gain for the change in fair value of shares of Common Stock of the Company that were issued in July 2024 following final court approval of the previously disclosed Securities Settlement. See Note 14, Commitments and Contingencies, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2024 for additional information.
(e)The 2024 period consists of $5.8 million of consulting expenses associated with systems implementation activities, $1.6 million of expenses associated with litigation, $0.9 million write-down of assets, and $2.0 million of other non-recurring expenses. The 2023 period consists of $2.5 million of expenses associated with litigation, $4.9 million of severance charges (of which $2.9 million relates to the separation of the Company's former CEO), $1.4 million of consulting expenses associated with systems implementation activities, $1.4 million of impairments of operating lease right-of-use assets and $2.5 million of other non-recurring expenses.

The following unaudited table presents the reconciliation of net income attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA, and the reconciliation of net income attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	(Unaudited)
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
Net income attributable to AdaptHealth Corp.	$17,301	1.1%	$29,684	1.9%
Income attributable to noncontrolling interest	2,121	0.1%	2,032	0.1%
Interest expense, net	65,510	4.1%	64,507	4.2%
Income tax expense	13,858	0.9%	3,685	0.3%
Depreciation and amortization, including patient equipment depreciation	184,038	11.5%	193,109	12.6%
EBITDA	282,828	17.7%	293,017	19.1%
Equity-based compensation expense (a)	9,751	0.6%	12,763	0.8%
Change in fair value of warrant liability (b)	443	—%	(22,726)	(1.5)%
Goodwill impairment (c)	13,078	0.8%	—	—%
Litigation settlement expense (d)	3,345	0.2%	—	—%
Other non-recurring expenses, net (e)	14,355	0.9%	21,955	1.4%
Adjusted EBITDA	$323,800	20.3%	$305,009	19.8%
Adjusted EBITDA Margin		20.3%		19.8%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents a non-cash charge or gain for the change in the estimated fair value of the warrant liability. See Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2024 for additional discussion of such non-cash charge or gain.
(c)Represents non-cash goodwill impairment charges relating to an immaterial business disposal during 2024.
(d)Represents a $2.4 million charge for the change in fair value of shares of Common Stock of the Company that were issued in July 2024 following final court approval of the previously disclosed Securities Settlement, as well as an expense of $0.9 million to settle a shareholder derivative complaint. See Note 14, Commitments and Contingencies, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2024 for additional information.
(e)The 2024 period consists of $6.8 million of consulting expenses associated with systems implementation activities, $2.8 million of expenses associated with litigation, $1.6 million write-down of assets, and $3.1 million of other non-recurring expenses. The 2023 period consists of $9.6 million of expenses associated with litigation, $4.9 million of severance charges (of which $2.9 million relates to the separation of the Company's former CEO), $2.6 million of consulting expenses associated with systems implementation activities, $1.4 million of impairments of operating lease right-of-use assets, and $3.4 million of other non-recurring expenses.
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
As of June 30, 2024, AdaptHealth had approximately $69.8 million of cash.
In January 2021, AdaptHealth entered into a credit agreement (as amended, the "2021 Credit Agreement"). As of June 30, 2024, AdaptHealth had $650.0 million outstanding under the 2021 Credit Agreement. The 2021 Credit Agreement consisted of a $800 million term loan (the “2021 Term Loan”) and $450 million in commitments for revolving credit loans with a $55.0 million letter of credit sublimit (the “2021 Revolver”), both with maturities in January 2026. The outstanding borrowing under the 2021 Term Loan requires quarterly principal repayments of $10.0 million through December 31, 2025, and the unpaid principal balance is due at maturity in January 2026. The Company made voluntary repayments on the 2021 Term Loan totaling $36.6 million during the six months ended June 30, 2024. Borrowings under the 2021 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2021 Credit Agreement. During the six months ended June 30, 2024, the Company borrowed $75.0 million under the 2021 Revolver which was repaid during that period. As of June 30, 2024, there was $21.6 million outstanding under letters of credit. As of the date of this filing, there were no outstanding borrowings under the 2021 Revolver. As of June 30, 2024, based on the financial debt covenants under the 2021 Credit Agreement, the maximum amount the Company could borrow under the 2021 Revolver, net of outstanding borrowings, and remain in compliance with the financial debt covenants under the agreement was $346.4 million.
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
Under the 2021 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2021 Credit Agreement. The 2021 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the 2021 Credit Agreement as of June 30, 2024.
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
At June 30, 2024, AdaptHealth had $1,450.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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
As of June 30, 2024 and December 31, 2023, AdaptHealth had working capital of $90.4 million and $112.0 million, respectively. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.
Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
	(unaudited)
Net cash provided by operating activities	$247,019	$226,567
Net cash used in investing activities	(169,163)	(189,763)
Net cash used in financing activities	(85,156)	(37,950)
Net decrease in cash	(7,300)	(1,146)
Cash at beginning of period	77,132	46,272
Cash at end of period	$69,832	$45,126
Net cash provided by operating activities for the six months ended June 30, 2024 and 2023 was $247.0 million and $226.6 million, respectively, an increase of $20.5 million. The increase was the result of a $12.3 million reduction in net income, a net increase of $38.3 million in non-cash charges, primarily from goodwill impairment charges, depreciation and amortization, the change in the estimated fair value of the warrant liability, deferred income taxes, and the reduction in the carrying amount of operating and finance lease right-of-use assets, a payment of $1.9 million for contingent consideration in connection with an acquisition, and a net $3.8 million decrease resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $169.2 million and $189.8 million, respectively. The use of funds in the 2024 period related to equipment and other fixed asset purchases. The use of funds in the 2023 period consisted of $171.7 million for equipment and other fixed asset purchases, $17.9 million for business acquisitions, and $0.1 million for other investments.
Net cash used in financing activities for the six months ended June 30, 2024 and 2023 was $85.2 million and $38.0 million, respectively. Net cash used in financing activities for the 2024 period consisted of repayments of $149.9 million on long-term debt and finance lease liabilities, a payment of $5.1 million for contingent consideration and deferred purchase price in connection with acquisitions, a payment of $3.5 million for a distribution to the noncontrolling interest, payments of $1.4 million in connection with the Company's liability relating to the TRA, and payments of $1.4 million for tax withholdings associated with equity-based compensation, offset by borrowings on lines of credit of $75.0 million, proceeds of $0.6 million in connection with the employee stock purchase plan and proceeds of $0.5 million relating to stock option exercises. Net cash used in financing activities for the 2023 period consisted of repayments of $68.7 million on long-term debt and finance lease liabilities, payments of $9.2 million for Common Stock purchases under a share repurchase program, payments of $3.2 million in connection with the Company's liability relating to the TRA, payments of $4.4 million for tax withholdings associated with equity-based compensation and stock option exercises, a payment of $2.5 million for a distribution to the noncontrolling interest, and payments of $1.0 million for deferred purchase price in connection with acquisitions, offset by borrowings of long-term debt of $50.0 million and proceeds of $1.0 million in connection with the employee stock purchase plan.

Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow, which is a non-GAAP measure, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
	(Unaudited)
Net cash provided by operating activities	$197,984	$86,319	$247,019	$226,567
Purchases of equipment and other fixed assets	(81,272)	(82,610)	(169,163)	(171,730)
Free cash flow	$116,712	$3,709	$77,856	$54,837
Free cash flow was $116.7 million for the three months ended June 30, 2024 compared to $3.7 million for the three months ended June 30, 2023. The increase in free cash flow was due to higher net cash provided by operating activities, primarily due to a net increase in the source of cash from operating assets and liabilities related to accounts receivable, inventory and accounts payable and accrued expenses. In addition, during the three months ended June 30, 2024, free cash flow was positively impacted by the release of pending claims related to the Change Healthcare cybersecurity incident and funds received in connection with AdaptHealth's participation in the Optum Temporary Funding Assistance Program (see further discussion below). The increase in free cash flow was also, to a lesser extent, due to a decrease in, and timing of, purchases of patient medical equipment for operating requirements.
Free cash flow was $77.9 million for the six months ended June 30, 2024 compared to $54.8 million for the six months ended June 30, 2023. The increase in free cash flow was due to higher net cash provided by operating activities, primarily from funds received in connection with AdaptHealth's participation in the Optum Temporary Funding Assistance Program (see further discussion below). The increase in free cash flow was also, to a lesser extent, due to a decrease in, and timing of, purchases of patient medical equipment for operating requirements.
As previously disclosed, in February 2024, the Company learned that a cyber security threat actor had gained access to some of the information technology systems of Change Healthcare, a subsidiary of UnitedHealth Group, with which one of the Company’s third-party software providers interfaces in connection with the Company’s claims processing activity. UnitedHealth Group isolated the impacted systems upon learning of this threat and Change Healthcare suspended its claims processing activity with the Company’s software provider. The Company has worked with its software provider to identify and implement alternative processes to help maintain its claims processing activity. Pending claims from this incident peaked shortly following the data breach, however, all pending claims have been processed and the impacted accounts receivable balances have been substantially collected by June 30, 2024. This incident impacted the timing of collection of certain accounts receivable. These payment collection delays materially adversely impacted the Company's operating cash flows during the three months ended March 31, 2024, however, the issues relating to the payment collection delays resulting from this incident were primarily resolved during the three months ended June 30, 2024. Given these impacts, and certain other cash requirements, including the previously disclosed class action securities litigation settlement, the Company borrowed $75.0 million under the 2021 Revolver to fund its operating cash requirements during the three months ended March 31, 2024, which was repaid in April 2024.
During the six months ended June 30, 2024, the Company participated in the Optum Temporary Funding Assistance Program which was designed to provide short-term cash flow relief to providers impacted by the disruption in Change Healthcare’s services. As of June 30, 2024, the Company received $39.6 million under this program which is expected to be repaid by December 31, 2024. The Company has not incurred any fees, interest or other associated costs for participating in the program.
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

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania for alleged violations of the federal securities laws arising from allegedly false and misleading statements and/or failures to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory. On October 14, 2021, the court appointed Delaware County Employees Retirement System and the Bucks County Employees Retirement System as Lead Plaintiffs. On November 22, 2021, Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors on behalf of shareholders that purchased or otherwise acquired the Company’s stock and options between November 8, 2019 and July 16, 2021 (as to the complaint, the “Consolidated Complaint”; as to the action, the “Consolidated Class Action”). The Consolidated Complaint generally alleged that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory and the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity. The Consolidated Complaint sought unspecified damages. On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint, which the court denied on June 9, 2022. On June 7, 2023, the court entered an order staying the Consolidated Class Action pending the outcome of a private mediation between the parties.

On February 26, 2024, the defendants entered into a stipulation and agreement of settlement with the Lead Plaintiffs (the “Securities Settlement”). On March 5, 2024, the court granted preliminary approval of the settlement. On July 10, 2024, the court entered a judgment approving the class action settlement. The judgment certified the putative class for settlement purpose, found that the settlement is fair, reasonable, and adequate in all respects, and subject to certain exclusions and limitations, releases claims on behalf of the settlement class that were asserted or could have been asserted in the Consolidated Class Action against the defendants. Subject to any appeals, the judgment will become final under the Securities Settlement within 30 days of entry. The Company’s portion of the settlement consists of (i) $32.2 million of cash from the Company’s insurance carriers; (ii) $17.8 million of cash from the Company; (iii) 1 million shares of the Company’s Common Stock (the “Settlement Shares”), which had a fair value of $7.3 million recognized at December 31, 2023; and (iv) the implementation of certain corporate governance reforms. All of the aforementioned cash consideration has been paid consistent with the Securities Settlement during the six months ended June 30, 2024.

For the six months ended June 30, 2024, the Company recognized a pre-tax expense of $2.4 million for the change in fair value of the Settlement Shares, which is included in other loss, net in the accompanying consolidated statements of operations. As of June 30, 2024, the Company recorded a liability of $9.7 million relating to the Settlement Shares; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. In July 2024, the Company issued the Settlement Shares from available Treasury Stock. In connection with the issuance, in the third quarter of 2024, the Company expects to eliminate the $9.7 million liability through a reduction to Treasury Stock and Additional paid-in capital of $17.7 million and $8.0 million, respectively.

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

On April 23, 2024, defendants entered into a stipulation and agreement of settlement with the Derivative Plaintiff. In exchange for full releases, the proposed settlement consists of (i) $0.9 million in attorneys’ fees and expenses, which will be funded with cash from the Company; and (ii) the implementation of corporate governance reforms separate from those negotiated in Securities Settlement. For the six months ended June 30, 2024, the Company recorded a pre-tax expense of $0.9 million associated with the settlement, which is included in other loss, net in the accompanying consolidated statements of operations. As of June 30, 2024, the Company recorded a liability of $0.9 million relating to the settlement; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

On June 25, 2024, the court granted preliminary approval of the settlement, and set the final approval hearing for November 13, 2024. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Derivative Complaint will be released from the claims that were asserted or could have been asserted in the Derivative Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing and is subject to court approval. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to settlement will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

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

On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs. On May 14, 2024, Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes business, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. Plaintiffs’ opposition brief is due to be filed on October 1, 2024; and defendants’ reply brief is due to be filed on November 15, 2024.

The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.

On March 20, 2024, a putative shareholder of the Company, Weiding Wu, filed a shareholder derivative complaint related to the allegations in the Allegheny County Complaint, and against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Wu Derivative Complaint”; as to the action, the “Wu Derivative Action”). The Wu Derivative Complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes business. The Wu Derivative Complaint also alleges claims for unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The Derivative Complaint seeks, among other things, an award of money damages.

On July 25, 2024, the parties to the Wu Derivative Action stipulated to stay the Wu Derivative Action pending final resolution of the Allegheny County Consolidated Class Action. On July 26, 2024, the court so-ordered the parties’ stipulation.

The Company intends to vigorously defend against the allegations contained in the Wu Derivative Complaint, but there can be no assurance that the defense will be successful.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2021 Credit Agreement. As of June 30, 2024, there was $650.0 million outstanding under the 2021 Term Loan, $21.6 million outstanding under letters of credit, and based on the financial debt covenants under the 2021 Credit Agreement, the maximum amount the Company could borrow under the 2021 Revolver and remain in compliance with the financial debt covenants under the agreement was $346.4 million. Amounts borrowed under the 2021 Credit Agreement bear interest at variable rates determined in relation to the Base Rate (as defined) or Term SOFR (as defined), at our option. Due to the interest rates being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $4.7 million annual impact on our net income (loss) before taxes.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.
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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. In connection with the securities settlement of the consolidated securities class action in the United States District Court for the Eastern District of Pennsylvania in the matter styled Delaware County Employees Retirement System, et al. v. AdaptHealth Corp. f/k/a DFB Healthcare Acquisitions Corp., et al., the Company issued one million shares of the Company’s common stock (the “Settlement Shares”) in July 2024. The Settlement Shares were issued without registration pursuant to a Section 3(a)(10) exemption from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder (see Note 14, Commitments and Contingencies).
There were no purchases of our Common Stock made during the three months ended June 30, 2024 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 2, 2024, the board of directors of the Company approved the Second Amended and Restated Bylaws (the “A&R Bylaws”), effective as of such date. The A&R Bylaws include provisions to provide stockholders with access to Company proxy materials for a stockholder, or a group of up to 20 stockholders, owning in the aggregate at least three percent of the Company’s voting stock for at least three years to nominate the greater of (i) two director candidates and (ii) 20% of the board of directors in any given year, subject to the stockholder(s) and the nominee(s) satisfying the requirements specified in the A&R Bylaws. The A&R Bylaws also (i) address matters relating to the universal proxy rules set forth in Rule 14a-19 under the Securities Exchange Act of 1934, (ii) make conforming amendments to reflect amendments to the Company’s Certificate of Incorporation approved by the Company stockholders at the 2024 annual meeting to limit the liability of certain officers, as permitted by law, (iii) update certain of the procedures and information requirements for the nomination of persons for election to the board of directors, and (iv) make certain other administrative, clarifying and conforming changes.
The foregoing description is a summary only and is qualified in its entirety by reference to the complete text of the A&R Bylaws, which is filed as Exhibit 3.2 to this Form 10-Q and incorporated herein by reference.
Item 6. Exhibits
See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).
3.2*	Second Amended and Restated Bylaws of the Company, effective as of August 2, 2024.
3.3
Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.1†
Employment Agreement by and between AdaptHealth Corp. and Suzanne Foster, dated April 10, 2024. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.2†
Fifth Amendment to Letter Agreement between AdaptHealth Corp. and Richard Barasch, dated April 15, 2024.(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.3†
Amendment to Employment Agreement between AdaptHealth Corp. and Jason Clemens, dated April 15, 2024. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.4†	Amended and Restated 2019 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.5†
Transition Letter Agreement, between AdaptHealth Corp. and Joshua Parnes, dated July 2, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on July 3, 2024).

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

AdaptHealth Corp.

August 6, 2024	By:	/s/ Suzanne Foster
Suzanne Foster
Chief Executive Officer and Director
(Principal Executive Officer)

August 6, 2024	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

August 6, 2024	By:	/s/ Christine E. Archbold
Christine E. Archbold
Chief Accounting Officer
(Principal Accounting Officer)