Form 10-Q
period 2024-09-30
AdaptHealth Corp.
filed 2024-11-05
CIK 1725255

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, there were 134,554,889 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$100,180	$77,132
Accounts receivable	401,215	388,910
Inventory	133,490	113,642
Prepaid and other current assets	48,906	69,338
Total current assets	683,791	649,022
Equipment and other fixed assets, net	474,922	495,101
Operating lease right-of-use assets	106,390	110,465
Finance lease right-of-use assets	38,769	31,962
Goodwill	2,707,282	2,724,958
Identifiable intangible assets, net	113,452	130,160
Deferred tax assets	328,106	345,854
Other assets	17,224	21,128
Total Assets	$4,469,936	$4,508,650
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$430,371	$391,994
Current portion of long-term debt	16,250	53,368
Current portion of operating lease obligations	30,276	29,270
Current portion of finance lease obligations	12,307	9,122
Contract liabilities	35,842	38,570
Warrant liability	2,221	4,021
Other liabilities	25,758	10,654
Total current liabilities	553,025	536,999
Long-term debt, less current portion	2,013,644	2,094,614
Operating lease obligations, less current portion	80,135	85,529
Finance lease obligations, less current portion	26,098	22,746
Other long-term liabilities	272,846	302,093
Total Liabilities	2,945,748	3,041,981
Commitments and contingencies (note 14)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 134,538,730 and 132,634,850 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Treasury stock, at cost (2,935,035 and 3,935,035 shares at September 30, 2024 and December 31, 2023, respectively)	(25,548)	(43,267)
Additional paid-in capital	2,152,605	2,149,951
Accumulated deficit	(612,440)	(652,600)
Accumulated other comprehensive income	1,625	4,356
Total stockholders' equity attributable to AdaptHealth Corp.	1,516,256	1,458,454
Noncontrolling interest in subsidiary	7,932	8,215
Total Stockholders' Equity	1,524,188	1,466,669
Total Liabilities and Stockholders' Equity	$4,469,936	$4,508,650
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$805,858	$804,031	$2,404,330	$2,341,943
Costs and expenses:
Cost of net revenue	681,866	693,488	2,036,532	2,022,281
General and administrative expenses	49,242	45,198	154,632	142,797
Depreciation and amortization, excluding patient equipment depreciation	11,263	14,515	34,023	45,596
Goodwill impairment (note 5)	—	511,866	13,078	511,866
Total costs and expenses	742,371	1,265,067	2,238,265	2,722,540
Operating income (loss)	63,487	(461,036)	166,065	(380,597)
Interest expense, net	31,429	32,306	96,939	96,813
Loss on extinguishment of debt	2,273	—	2,273	—
Change in fair value of warrant liability (note 10)	(2,243)	(9,160)	(1,800)	(31,886)
Other loss, net	—	3,317	3,345	6,574
Income (loss) before income taxes	32,028	(487,499)	65,308	(452,098)
Income tax expense (benefit)	8,073	(34,578)	21,931	(30,893)
Net income (loss)	23,955	(452,921)	43,377	(421,205)
Income attributable to noncontrolling interest	1,096	1,155	3,217	3,187
Net income (loss) attributable to AdaptHealth Corp.	$22,859	$(454,076)	$40,160	$(424,392)

Weighted average common shares outstanding - basic	134,303	134,825	133,481	134,549
Weighted average common shares outstanding - diluted	136,530	134,982	135,441	135,202

Basic net income (loss) per share (note 11)	$0.16	$(3.37)	$0.28	$(3.15)
Diluted net income (loss) per share (note 11)	$0.15	$(3.43)	$0.27	$(3.37)

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$23,955	$(452,921)	$43,377	$(421,205)
Other comprehensive income (loss):
(Loss) gain on interest rate swap agreements, inclusive of reclassification adjustment, net of tax	(3,223)	66	(2,731)	(285)
Comprehensive income (loss)	20,732	(452,855)	40,646	(421,490)

Income attributable to noncontrolling interest	1,096	1,155	3,217	3,187
Comprehensive income (loss) attributable to AdaptHealth Corp.	$19,636	$(454,010)	$37,429	$(424,677)
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	132,635	$13	124	$1	3,935	$(43,267)	$2,149,951	$(652,600)	$4,356	$8,215	$1,466,669
Equity-based compensation	300	—	—	—	—	—	4,533	—	—	—	4,533
Exercise of stock options	177	—	—	—	—	—	545	—	—	—	545
Payments for tax withholdings from restricted stock vesting	—	—	—	—	—	—	(1,072)	—	—	—	(1,072)
Common Stock issued in connection with employee stock purchase plan	83	—	—	—	—	—	607	—	—	—	607
Net (loss) income	—	—	—	—	—	—	—	(2,134)	—	1,025	(1,109)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	856	—	856
Balance, March 31, 2024	133,195	$13	124	$1	3,935	$(43,267)	$2,154,564	$(654,734)	$5,212	$9,240	$1,471,029
Equity-based compensation	182	—	—	—	—	—	5,218	—	—	—	5,218
Payments for tax withholdings from restricted stock vesting	—	—	—	—	—	—	(261)	—	—	—	(261)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(3,500)	(3,500)
Net income	—	—	—	—	—	—	—	19,435	—	1,096	20,531
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(364)	—	(364)
Balance, June 30, 2024	133,377	$13	124	$1	3,935	$(43,267)	$2,159,521	$(635,299)	$4,848	$6,836	$1,492,653
Equity-based compensation	79	—	—	—	—	—	863	—	—	—	863
Exercise of stock options	44	—	—	—	—	—	198	—	—	—	198
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(400)	—	—	—	(400)
Common Stock issued in connection with employee stock purchase plan	39	—	—	—	—	—	392	—	—	—	392
Issuance of Settlement Shares	1,000	—	—	—	(1,000)	17,719	(7,969)	—	—	—	9,750
Net income	—	—	—	—	—	—	—	22,859	—	1,096	23,955
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(3,223)	—	(3,223)
Balance, September 30, 2024	134,539	$13	124	$1	2,935	$(25,548)	$2,152,605	$(612,440)	$1,625	$7,932	$1,524,188

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	134,435	$13	124	$1	751	$(13,992)	$2,130,148	$26,295	$8,693	$6,600	$2,157,758
Equity-based compensation	292	—	—	—	—	—	5,916	—	—	—	5,916
Payments for tax withholdings from restricted stock vesting	—	—	—	—	—	—	(1,883)	—	—	—	(1,883)
Common Stock issued in connection with employee stock purchase plan	53	—	—	—	—	—	1,021	—	—	—	1,021
Shares purchased under share repurchase program	(632)	—	—	—	632	(9,224)	—	—	—	—	(9,224)
Net income	—	—	—	—	—	—	—	15,707	—	968	16,675
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(2,805)	—	(2,805)
Balance, March 31, 2023	134,148	$13	124	$1	1,383	$(23,216)	$2,135,202	$42,002	$5,888	$7,568	$2,167,458
Equity-based compensation	156	—	—	—	—	—	6,847	—	—	—	6,847
Exercise of stock options	214	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(2,229)	—	—	—	(2,229)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,500)	(2,500)
Net income	—	—	—	—	—	—	—	13,977	—	1,064	15,041
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	2,454	—	2,454
Balance, June 30, 2023	134,518	$13	124	$1	1,383	$(23,216)	$2,139,820	$55,979	$8,342	$6,132	$2,187,071
Equity-based compensation	176	—	—	—	—	—	4,521	—	—	—	4,521
Exercise of stock options	215	—	—	—	—	—	538	—	—	—	538
Payments for tax withholdings from restricted stock vesting and stock option exercises	—	—	—	—	—	—	(513)	—	—	—	(513)
Common Stock issued in connection with employee stock purchase plan	82	—	—	—	—	—	1,010	—	—	—	1,010
Net income	—	—	—	—	—	—	—	(454,076)	—	1,155	(452,921)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	66	—	66
Balance, September 30, 2023	134,991	$13	124	$1	1,383	$(23,216)	$2,145,376	$(398,097)	$8,408	$7,287	$1,739,772

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$43,377	$(421,205)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	274,797	290,419
Goodwill impairment	13,078	511,866
Equity-based compensation	10,614	17,284
Change in fair value of warrant liability	(1,800)	(31,886)
Reduction in the carrying amount of operating lease right-of-use assets	24,902	26,309
Reduction in the carrying amount of finance lease right-of-use assets	7,927	3,821
Deferred income tax expense (benefit)	18,664	(37,033)
Change in fair value of interest rate swaps, net of reclassification adjustment	(367)	(1,394)
Amortization of deferred financing costs	4,247	3,926
Loss on extinguishment of debt	2,273	—
Payment of contingent consideration from an acquisition	(1,850)	—
Other	569	350
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,305)	(10,043)
Inventory	(21,474)	12,769
Prepaid and other assets	23,656	10,956
Operating lease obligations	(25,212)	(26,959)
Operating liabilities	30,328	(23,780)
Net cash provided by operating activities	391,424	325,400
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(228,719)	(248,816)
Proceeds from the sale of assets	5,316	—
Payments for business acquisitions, net of cash acquired	—	(17,917)
Payments for cost method investments	—	(128)
Net cash used in investing activities	(223,403)	(266,861)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	253,477	50,000
Repayments on long-term debt and lines of credit	(373,477)	(75,000)
Repayments of finance lease obligations	(8,261)	(4,558)
Payments for shares purchased under share repurchase program	—	(9,224)
Proceeds from the exercise of stock options	742	538
Proceeds received in connection with employee stock purchase plan	999	2,031
Payments relating to the Tax Receivable Agreement	(1,432)	(3,202)
Payments of debt financing costs	(6,429)	—
Distributions to noncontrolling interest	(3,500)	(2,500)
Payments for tax withholdings from restricted stock vesting and stock option exercises	(1,794)	(5,253)
Payments of contingent consideration and deferred purchase price from acquisitions	(5,298)	(1,500)
Net cash used in financing activities	(144,973)	(48,668)
Net increase in cash	23,048	9,871
Cash at beginning of period	77,132	46,272
Cash at end of period	$100,180	$56,143
Supplemental disclosures:
Cash paid for interest	$112,519	$113,083
Cash paid for income taxes, net of refunds	13,015	5,727
Noncash investing and financing activities:
Unpaid equipment and other fixed asset purchases at end of period	46,720	32,481
Assets subject to operating lease obligations	24,604	8,179
Operating lease obligations	(24,604)	(8,179)
Write-off of assets subject to operating lease obligations	(3,631)	—
Write-off of operating lease obligations	3,631	—
Assets subject to finance lease obligations	15,665	19,726
Finance lease obligations	(15,665)	(19,726)
Deferred purchase price in connection with acquisitions	—	50
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
The Company did not recognize any impairment charges on long-lived assets for the nine months ended September 30, 2024 and 2023.
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
(h)    Business Segment
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for the purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer, who reviewed the financial information for the periods covered in this report on a consolidated level for purposes of allocating resources and evaluating financial performance, and as such, as of September 30, 2024, the Company’s operations constitute one operating segment and one reportable segment.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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

The Company receives a per member per month (“PMPM”) fee under certain at-risk capitation arrangements, which refers to a model in which the Company receives a PMPM fee from the third-party payor, and is responsible for managing a range of healthcare services and associated costs of its members. In at-risk capitation arrangements, the Company is responsible for the cost of contracted healthcare services required by those members in accordance with the terms of each agreement. Capitated revenue contracts with payors are generally multi-year arrangements and have a single monthly stand ready performance obligation to provide all aspects of necessary medical care to members for the contracted period in accordance with the scope of the agreements. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare services during the contract term. The Company’s revenue recognized under its capitation arrangements by core product line for the three and nine months ended September 30, 2024 is included in the table below. The Company’s revenue recognized under its capitation arrangements for the three and nine months ended September 30, 2023 is included in net sales revenue and net revenue from fixed monthly equipment reimbursements by core product line in the table below, which was immaterial for those periods.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by payor type for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Insurance	$490,072	$486,136	$1,461,224	$1,397,748
Government	208,309	220,351	617,653	618,860
Patient pay	107,477	97,544	325,453	325,335
Net revenue	$805,858	$804,031	$2,404,330	$2,341,943

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by core product lines for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales revenue:
Sleep	$237,537	$227,005	$696,424	$656,311
Diabetes	137,099	157,328	431,339	464,893
Supplies to the home	43,534	48,349	132,447	143,227
Respiratory	8,148	8,164	23,723	24,284
HME	24,331	27,095	75,916	82,895
Other	60,044	64,184	173,389	174,403
Total net sales revenue	$510,693	$532,125	$1,533,238	$1,546,013

Net revenue from fixed monthly equipment reimbursements:
Sleep	$81,530	$88,387	$244,273	$256,092
Diabetes	2,438	2,609	7,099	10,326
Respiratory	140,930	142,919	417,061	423,531
HME	24,551	25,087	70,472	71,402
Other	12,866	12,904	36,074	34,579
Total net revenue from fixed monthly equipment reimbursements	$262,315	$271,906	$774,979	$795,930

Net revenue from capitated revenue arrangements:
Sleep	$7,380	$—	$21,408	$—
Diabetes	1,535	$—	4,679	—
Supplies to the home	3,246	$—	9,536	—
Respiratory	14,939	$—	44,521	—
HME	4,115	$—	11,325	—
Other	1,635	$—	4,644	—
Total net revenue from capitated revenue arrangements	$32,850	$—	$96,113	$—

Total net revenue:
Sleep	$326,447	$315,392	$962,105	$912,403
Diabetes	141,072	159,937	443,117	475,219
Supplies to the home	46,780	48,349	141,983	143,227
Respiratory	164,017	151,083	485,305	447,815
HME	52,997	52,182	157,713	154,297
Other	74,545	77,088	214,107	208,982
Total net revenue	$805,858	$804,031	$2,404,330	$2,341,943

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
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of September 30, 2024 and December 31, 2023, the Company’s unbilled accounts receivable was $29.9 million and $68.4 million, respectively.
(3)    Acquisitions
The Company’s acquisitions are accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date.
The Company did not complete any acquisitions during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company acquired 100% of the equity interests of three providers of home medical equipment ("HME") and acquired certain assets of the home medical equipment businesses of two providers of HME. The following table summarizes the consideration paid at closing for all acquisitions during the nine months ended September 30, 2023 (in thousands):

Cash	$18,173
Deferred payments	50
Total	$18,223

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during the nine months ended September 30, 2023 was allocated as follows during the period (in thousands):

Cash	$256
Accounts receivable	1,798
Inventory	1,413
Prepaid and other current assets	10
Equipment and other fixed assets	9,008
Operating lease right-of-use assets	5,506
Finance lease right-of-use assets	200
Goodwill	7,297
Accounts payable and accrued expenses	(713)
Other current liabilities	(846)
Operating lease liabilities	(5,506)
Finance lease liabilities	(200)
Net assets acquired	$18,223
Net revenue and operating income in the period of acquisition since the respective acquisition dates for the acquisitions described above were immaterial for the three and nine months ended September 30, 2023.
(4)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Patient medical equipment	$815,523	$791,349
Computers and software	93,014	85,509
Delivery vehicles	33,638	35,021
Other	22,737	20,203
Gross carrying value	964,912	932,082
Less accumulated depreciation	(489,990)	(436,981)
Equipment and other fixed assets, net	$474,922	$495,101
For the three months ended September 30, 2024 and 2023, the Company recognized depreciation expense of $85.2 million and $90.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized depreciation expense of $258.1 million and $263.4 million, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(5)    Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill for the nine months ended September 30, 2024 was as follows (in thousands):

Gross carrying amount
Balance at December 31, 2023	$2,724,958
Goodwill impairment	(13,078)
Write off from sale of assets	(4,598)
Balance at September 30, 2024	$2,707,282
Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the identification of a triggering event. Triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating results or cash flows, and sustained decreases in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital. The Company did not identify any triggering events indicating a possible impairment of goodwill at September 30, 2024.
During the nine months ended September 30, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price and also revised its financial projections. The Company considered these items to represent a triggering event and performed a goodwill impairment test as of September 30, 2023. Based on the results of the test performed as of that date, it was concluded that the estimated fair value of the Company’s reporting unit was less than its carrying value, as such, the Company recognized a non-cash goodwill impairment charge of $511.9 million during the three and nine months ended September 30, 2023.

The non-cash goodwill impairment charges included in the table above, includes $6.6 million and $6.5 million recognized during the three months ended March 31, 2024 and June 30, 2024, respectively, related to the disposition of certain immaterial custom rehab technology assets, which closed in the third quarter of 2024. The Company recognized an immaterial loss as a result of this transaction.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $47,927	$64,873	6.0
Payor contracts, net of accumulated amortization of $34,366	47,634	5.8
Developed technology, net of accumulated amortization of $5,355	945	0.8
Identifiable intangible assets, net	$113,452

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	December 31, 2023
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $38,314	$74,486	6.6
Payor contracts, net of accumulated amortization of $28,216	53,784	6.6
Developed technology, net of accumulated amortization of $4,410	1,890	1.5
Identifiable intangible assets, net	$130,160
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $5.6 million and $16.7 million for the three and nine months ended September 30, 2024, respectively, and was $7.0 million and $27.0 million for the three and nine months ended September 30, 2023, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending September 30,
2025	$21,828
2026	19,618
2027	18,190
2028	17,936
2029	17,936
Thereafter	17,944
Total	$113,452
The Company did not recognize any impairment charges related to identifiable intangible assets during the nine months ended September 30, 2024 and 2023.
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
The following table presents the valuation of the Company’s financial assets and liabilities as of September 30, 2024 and December 31, 2023 measured at fair value on a recurring basis. The fair value estimates presented herein are based on

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
information available to management as of September 30, 2024 and December 31, 2023. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
September 30, 2024
Assets
Interest rate swap agreements-short term	$—	$2,115	$—
Interest rate swap agreements-long term	—	71	—
Total assets measured at fair value	$—	$2,186	$—

Liabilities
Warrant liability	—	—	2,221
Total liabilities measured at fair value	$—	$—	$2,221

(in thousands)	Level 1	Level 2	Level 3
December 31, 2023
Assets
Interest rate swap agreements-short term	$—	$4,482	$—
Interest rate swap agreements-long term	—	986	—
Total assets measured at fair value	$—	$5,468	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$6,850
Warrant liability	—	—	4,021
Total liabilities measured at fair value	$—	$—	$10,871
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2024 and December 31, 2023 were classified as Level 2 of the fair value hierarchy. See Note 7, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Acquisition-Related Contingent Consideration
The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income/loss in the Company’s consolidated statements of operations. At December 31, 2023, contingent consideration liabilities of $6.9 million was included in other current liabilities in the accompanying consolidated balance sheets. There were no contingent consideration liabilities as of September 30, 2024. A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the nine months ended September 30, 2024 and 2023 is as follows (in thousands):

Nine Months Ended September 30, 2024	Beginning Balance	Payments	Change in Fair Value	Ending Balance
Contingent consideration - Level 3 liabilities	$6,850	$(6,850)	$—	$—
Nine Months Ended September 30, 2023
Contingent consideration - Level 3 liabilities	$7,500	$—	$350	$7,850
Warrant Liability
The warrant liability represents the estimated fair value of the Company’s outstanding private warrants. The fair value of the private warrants was estimated using the Black-Scholes option pricing model. See Note 10, Stockholders' Equity, for additional discussion of the warrant liability and the material assumptions leveraged for the pricing model.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the nine months ended September 30, 2024 and 2023, other than the non-cash goodwill impairment charge discussed in Note 5, Goodwill and Identifiable Intangible Assets, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(7)    Derivative Instruments and Hedging Activities
The Company records all derivatives on its consolidated balance sheet at fair value. As of September 30, 2024, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). The notional amount associated with the Company's interest rate swap agreements that were outstanding as of September 30, 2024 was $250 million and have a maturity date in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recognized as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Balance Sheet Location	Asset
Prepaid and other current assets	$2,115	$4,482
Other assets	71	986
Total	$2,186	$5,468

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
During the three months ended September 30, 2024 and 2023, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $3.2 million, and a gain, net of tax, of $0.5 million, respectively, in other comprehensive income. In addition, during the three months ended September 30, 2023, $0.4 million was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. There was no such reclassification during the three months ended September 30, 2024. During the nine months ended September 30, 2024 and 2023, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $2.4 million, and a gain, net of tax, of $1.1 million, respectively, in other comprehensive income. In addition, during the nine months ended September 30, 2024 and 2023, $0.4 million and $1.4 million, respectively, was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.
(8)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$266,476	$211,504
Employee-related accruals	58,606	47,462
Accrued interest	9,990	29,327
Litigation reserves	3,935	57,340
Other	91,364	46,361
Total	$430,371	$391,994
As previously disclosed, in February 2024, the Company learned that a cyber security threat actor had gained access to some of the information technology systems of Change Healthcare, a subsidiary of UnitedHealth Group, with which one of the Company’s third-party software providers interfaces in connection with the Company’s claims processing activity. UnitedHealth Group isolated the impacted systems upon learning of this threat and Change Healthcare suspended its claims processing activity with the Company’s software provider. The Company participated in the Optum Temporary Funding Assistance Program which was designed to provide short-term cash flow relief to providers impacted by the disruption in Change Healthcare’s services. As of September 30, 2024, the Company received $40.7 million under this program which is included in the Other category in the table above. The Company repaid the $40.7 million in October 2024. The Company has not incurred any fees, interest or other associated costs for participating in the program.
(9)    Debt
The following is a summary of long term-debt as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Term loan	$600,000	$720,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(20,106)	(22,018)
	2,029,894	2,147,982
Current portion	(16,250)	(53,368)
Long-term portion	$2,013,644	$2,094,614

On September 13, 2024, the Company entered into an amendment to its then existing credit agreement (as amended, the “2024 Credit Agreement”). Prior to the amendment, the outstanding borrowings under the Company's then existing term loan were $650 million. In connection with the amendment, the outstanding borrowings of certain existing lenders totaling $178.5 million were repaid in full, and such amount was borrowed from the remaining existing lenders. The 2024 Credit

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Agreement includes a $650 million term loan (the "2024 Term Loan"), and $300 million in revolving credit commitments (the "2024 Revolver", and together with the 2024 Term Loan, the "2024 Credit Facility") with a $55 million letter of credit sublimit. The 2024 Credit Facility matures in September 2029. However, if the 6.125% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2027, then the 2024 Credit Facility will mature on May 1, 2028; and, if the 4.625% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2028, then the 2024 Credit Facility will mature on May 1, 2029. At the option of the Company, amounts borrowed under the 2024 Credit Facility bear interest at variable rates based upon either the Base Rate (as defined in the 2024 Credit Agreement), payable quarterly, or Term SOFR (as defined in the 2024 Credit Agreement), payable monthly or every three months depending on the interest period selected. Interest periods for Term SOFR loans are available for one, three, or six months at the option of the Company. Base Rate loans accrue interest at a per annum rate equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus an applicable margin ranging from 0.50% to 2.25% per annum based on the Company's Consolidated Senior Secured Leverage Ratio (as defined in the 2024 Credit Agreement). Term SOFR loans accrue interest at a per annum rate equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) an applicable margin ranging from 1.50% to 3.25% per annum based on the Company's Consolidated Senior Secured Leverage Ratio. The 2024 Revolver carries a commitment fee during the term of the 2024 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2024 Revolver depending upon the Company's Consolidated Senior Secured Leverage Ratio. In connection with the 2024 Credit Agreement, the Company paid financing costs of $6.4 million. Further, in connection with executing the 2024 Credit Agreement, the Company recognized a loss on debt extinguishment of $2.3 million consisting of lender fees and the write off of unamortized deferred financing costs related to the Company’s then existing credit agreement, which is included in Loss on extinguishment of debt in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2024.
Under the 2024 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. The Company was in compliance with the applicable covenants in the 2024 Credit Agreement as of September 30, 2024.
Any borrowing under the 2024 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2024 Revolver may be reborrowed. Mandatory prepayments are required under the 2024 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with certain dispositions of assets and receipt of certain insurance proceeds or condemnation awards to the extent proceeds thereof are not reinvested, and unpermitted debt transactions.
Term Loan
As of September 30, 2024, the outstanding borrowings under the 2024 Term Loan requires quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance is due in September 2029. In September 2024, the Company made a voluntary repayment on the 2024 Term Loan of $50.0 million. At September 30, 2024, there was $600.0 million outstanding under the 2024 Term Loan. The per annum interest rate under the 2024 Term Loan was 6.60% at September 30, 2024.
Revolving Credit Facility
The Company had no borrowings under the 2024 Revolver. At September 30, 2024, there was $22.4 million outstanding under letters of credit. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. At September 30, 2024, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $277.6 million.

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
Treasury Stock
In May 2022, the Company’s board of directors authorized a share repurchase program for up to $200.0 million of the Company’s Common Stock, which expired on December 31, 2023 (the "Share Repurchase Program"). The timing and actual number of shares repurchased depended upon market conditions and other factors. Shares of the Company’s Common Stock were repurchased from time to time on the open market through privately negotiated transactions or otherwise. During the nine months ended September 30, 2023, the Company purchased 631,953 shares of the Company’s Common Stock for

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
$9.2 million under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders’ equity. During the three months ended September 30, 2024, as discussed in Note 14, Commitments and Contingencies, the Company issued 1 million shares from its Treasury Stock in connection with a litigation settlement.
Warrants
As of September 30, 2024, the Company had 3,871,557 warrants outstanding, which have an expiration date of November 8, 2024. Each warrant is exercisable into one share of Common Stock at a price of $11.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of Common Stock at a price below its exercise price. There were no warrants exercised during the nine months ended September 30, 2024 and 2023.
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
A reconciliation of the changes in the warrant liability during the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2023	$4,021
Change in estimated fair value of the warrant liability	(1,800)
Estimated fair value of warrant liability at September 30, 2024	$2,221

Estimated fair value of warrant liability at December 31, 2022	$38,503
Change in estimated fair value of the warrant liability	(31,886)
Estimated fair value of warrant liability at September 30, 2023	$6,617
The warrant liability is classified as a current liability as of September 30, 2024 and December 31, 2023 in the accompanying consolidated balance sheets since the expiration date of the warrants is less than one year as of such dates.
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. On June 20, 2024, the stockholders of the Company approved an amendment and restatement of the 2019 Plan to increase the number of shares of Common Stock of the Company reserved under the 2019 Plan by 8,350,000 shares, to permit the grant of up to 18,350,000 shares of Common Stock, subject to certain adjustments and limitations. At September 30, 2024, 7,206,885 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Stock Options
There were no stock options granted during the nine months ended September 30, 2024 and 2023. The following table provides the activity regarding the Company’s outstanding stock options during the nine months ended September 30, 2024 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2023	2,219	$3.75	$19.36	5.1 Years
Expired	(735)	$4.58	$23.38
Outstanding, September 30, 2024	1,484	$3.34	$17.38	0.9 Years
The following table provides the activity for all outstanding stock options during the nine months ended September 30, 2024 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2023	3,409	$14.90	4.9 Years
Exercised	(245)	$3.97
Expired	(735)	$23.38
Outstanding, September 30, 2024	2,429	$13.43	2.3 Years
During the nine months ended September 30, 2024 and 2023, 207,002 and 200,000 stock options were exercised resulting in $0.7 million and $0.5 million of cash proceeds received by the Company and the issuance of 207,002 and 200,000 shares of the Company’s Common Stock, respectively. During the nine months ended September 30, 2024 and 2023, 38,014 and 1,341,770 stock options were exercised on a cashless basis resulting in the issuance of 13,509 and 228,466 shares of the Company's Common Stock, respectively.
Restricted Stock
During the nine months ended September 30, 2024, the Company granted the following shares of restricted stock and restricted stock units:
•1,881,690 shares of restricted stock to various employees which vest ratably over the two or three-year periods following the vesting commencement dates, subject to the employees’ continuous employment through the applicable vesting dates. The grant-date fair value of these awards was $16.7 million
•52,326 shares of restricted stock to an employee which vested on the two-month anniversary following the applicable vesting commencement dates. The grant-date fair value of these awards was $0.5 million
•122,663 shares of restricted stock to the Company's non-employee directors which vest approximately one year following the grant date. The grant-date fair value of these awards was $1.2 million.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs
Activity related to the Company’s non-vested restricted stock grants for the nine months ended September 30, 2024 is presented below (in thousands, except per share data):

	Number of Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2023	2,068	$19.16
Granted	3,104	$12.13
Vested	(754)	$37.25
Forfeited	(1,023)	$15.73
Non-vested balance, September 30, 2024	3,395	$14.02
Equity-Based Compensation Expense
The Company recognized equity-based compensation expense of $0.9 million during the three months ended September 30, 2024, of which $0.4 million and $0.5 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $4.5 million during the three months ended September 30, 2023, of which $3.5 million and $1.0 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
The Company recognized equity-based compensation expense of $10.6 million during the nine months ended September 30, 2024, of which $8.4 million and $2.2 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $17.3 million during the nine months ended September 30, 2023, of which $15.8 million and $1.5 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
At September 30, 2024, there was $31.1 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.2 years.
As previously disclosed, by mutual agreement with the Company, the Company's former President resigned from all positions held with the Company on August 31, 2024 and the parties agreed that he will serve as a non-executive member of the board of directors until December 31, 2024. In connection with his termination of employment on August 31, 2024, 311,018 restricted stock units subject to time-based vesting conditions and 391,408 restricted stock units subject to performance-based vesting conditions that were unvested at the time of his resignation were forfeited. As a result of these forfeitures, during the three and nine months ended September 30, 2024, the Company reversed $3.3 million of previously recognized equity-based compensation expense, which was recognized as a reduction to general and administration expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2024.
As previously disclosed, by mutual agreement with the Company, effective June 30, 2023, Stephen Griggs resigned as Chief Executive Officer of the Company. In connection with Mr. Griggs’ separation, the Company accelerated the vesting of 78,130 unvested stock options and 143,739 unvested shares of restricted stock which were subject to time-based vesting

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
(11)    Earnings (Loss) Per Share
Earnings (Loss) Per Share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net income (loss) per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive common stock.
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
Computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss) attributable to AdaptHealth Corp.	$22,859	$(454,076)	$40,160	$(424,392)
Less: Earnings allocated to participating securities (1)	1,933	—	3,415	—
Net income (loss) for basic EPS	$20,926	$(454,076)	$36,745	$(424,392)
Change in fair value of warrant liability (2)	—	(9,160)	—	(31,886)
Net income (loss) for diluted EPS	$20,926	$(463,236)	$36,745	$(456,278)

Denominator (1) (2)
Basic weighted-average common shares outstanding	134,303	134,825	133,481	134,549
Add: Warrants (2)	—	157	—	653
Add: Stock options	301	—	245	—
Add: Unvested restricted stock	1,926	—	1,715	—
Diluted weighted-average common shares outstanding	136,530	134,982	135,441	135,202

Basic net income (loss) per share	$0.16	$(3.37)	$0.28	$(3.15)
Diluted net income (loss) per share	$0.15	$(3.43)	$0.27	$(3.37)
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(2)For the three and nine months ended September 30, 2023, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net loss per share. This adjustment is included as the effect of the numerator and denominator adjustment for this derivative instrument is dilutive as a result of the non-cash gain recognized for the change in fair value of this instrument during these periods. For the three and nine months ended September 30, 2024, this adjustment is excluded from the computation of diluted net income per share under the treasury stock method since its inclusion would have been anti-dilutive.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income (loss) per share for the three and nine months ended September 30, 2024 and 2023 because to do so would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Preferred Stock	12,406	12,406	12,406	12,406
Warrants	3,872	—	3,872	—
Stock options	2,128	3,420	2,184	3,420
Unvested restricted stock	1,427	2,057	1,638	2,057
Total	19,833	17,883	20,100	17,883
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
The following table presents information about lease costs and expenses and sublease income for the three and nine months ended September 30, 2024 and 2023 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$10,791	$11,114	$33,521	$32,186
Finance lease costs:
Amortization of ROU assets	$3,064	$1,739	$7,857	$4,746
Interest on lease liabilities	$663	$—	$1,721	$—
Other lease costs and income:
Variable leases costs (1)	$6,392	$5,373	$18,458	$15,932
Sublease income	$101	$358	$638	$1,145
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	5.1 years	5.6 years
Finance leases	3.2 years	3.6 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	4.8%	4.4%
Finance leases	6.8%	6.7%
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of September 30, 2024 (in thousands):

	Operating Leases	Finance Leases
2024	$9,150	$3,726
2025	33,517	14,360
2026	25,954	13,098
2027	17,717	9,431
2028	13,603	2,221
Thereafter	26,096	—
Total future undiscounted lease payments	$126,037	$42,836
Less: amount representing interest	(15,626)	(4,431)
Present value of future lease payments (lease liability)	$110,411	$38,405

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash payments for operating leases	$31,130	$32,045
Financing cash payments for finance leases	$8,261	$4,558
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$24,604	$8,179
Finance leases	$15,665	$19,726
(13)    Income Taxes
The Company is subject to U.S. federal, state, and local income taxes. For the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of $8.1 million and an income tax benefit of $34.6 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $21.9 million and an income tax benefit of $30.9 million, respectively. For the nine months ended September 30, 2024, the Company recognized a $1.0 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges totaling $13.1 million. For the three and nine months ended September 30, 2023, the Company recognized a $39.9 million discrete income tax benefit, and corresponding increase to net deferred tax assets, related to a non-cash goodwill impairment charge of $511.9 million. See Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
As of September 30, 2024 and December 31, 2023, the Company had an unrecognized tax benefit of $3.2 million and $6.6 million, respectively.
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
At September 30, 2024, the Company's liability relating to the TRA was $290.2 million, of which $24.3 million and $265.9 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2023, the Company’s liability relating to the TRA was $291.6 million, of which $1.5 million and $290.1 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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

On February 26, 2024, the defendants entered into a stipulation and agreement of settlement with the Lead Plaintiffs (the “Securities Settlement”). On March 5, 2024, the court granted preliminary approval of the settlement. On July 10, 2024, the court entered a judgment approving the class action settlement. The judgment certified the putative class for settlement purpose, found that the settlement is fair, reasonable, and adequate in all respects, and subject to certain exclusions and limitations, released claims on behalf of the settlement class that were asserted or could have been asserted in the Consolidated Class Action against the defendants. The Company’s portion of the settlement consists of (i) $32.2 million of cash from the Company’s insurance carriers; (ii) $17.8 million of cash from the Company; (iii) 1 million shares of the Company’s Common Stock (the “Settlement Shares”), which had a fair value of $7.3 million recognized at December 31, 2023; and (iv) the implementation of certain corporate governance reforms. All of the aforementioned cash consideration has been paid consistent with the Securities Settlement during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, prior to the court approval of the class action settlement on July 10, 2024, the Company recognized a pre-tax expense of $2.4 million for the change in fair value of the Settlement Shares, which is included in other loss, net in the accompanying consolidated statements of operations. In July 2024, the Company issued the Settlement Shares from available Treasury Stock. In connection with the issuance, the Company eliminated the outstanding $9.7 million liability through a reduction to Treasury Stock and Additional paid-in capital of $17.7 million and $8.0 million, respectively.

On March 7, 2024, the Company entered into a settlement agreement with its directors and officers liability insurers to resolve a proceeding that the Company filed in Delaware Superior Court concerning coverage in connection with the Consolidated Class Action and the Derivative Action discussed immediately below. The insurance settlement exhausted $35.0 million in D&O coverage limits available to the Company for the policy period from November 8, 2020 to November 8, 2021.
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

On April 23, 2024, defendants entered into a stipulation and agreement of settlement with the Derivative Plaintiff. In exchange for full releases, the proposed settlement consists of (i) $0.9 million in attorneys’ fees and expenses, which will be funded with cash from the Company; and (ii) the implementation of corporate governance reforms separate from those negotiated in Securities Settlement. For the nine months ended September 30, 2024, the Company recorded a pre-tax expense of $0.9 million associated with the settlement, which is included in other loss, net in the accompanying consolidated statements of operations. As of September 30, 2024, the Company recorded a liability of $0.9 million relating to the settlement; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs. On May 14, 2024, Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. Plaintiffs filed their opposition brief on October 1, 2024; and defendants’ reply brief is due to be filed on November 15, 2024.

The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.

On March 20, 2024, a putative shareholder of the Company, Weiding Wu, filed a shareholder derivative complaint related to the allegations in the Allegheny County Complaint, and against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Wu

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Derivative Complaint”; as to the action, the “Wu Derivative Action”). The Wu Derivative Complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes product category. The Wu Derivative Complaint also alleges claims for unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The Derivative Complaint seeks, among other things, an award of money damages.

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

On July 29, 2024, the U.S. Attorney’s Office for the District of South Carolina issued a civil investigative demand to the Company pursuant to the False Claims Act, 31 U.S.C. § 3733 ("FCA") surrounding whether the Company submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for humidifiers that are integrated with CPAP devices and provided to patients from January 1, 2017 to the present.

The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.
(15)    Related Party Transactions
The Company and one of its former executive officers who is a current member of the board of directors and shareholder own an equity interest in a vendor of the Company that provides automated order intake software. The individual’s equity ownership is less than 1%. The expense related to this vendor was $3.8 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively, and $10.8 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of September 30, 2024 and December 31, 2023, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was approximately 1.0% of the Company’s consolidated net revenue during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of September 30, 2024. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Payments to this vendor were $22.5 million and $3.5 million for the three months ended September 30, 2024 and 2023, respectively, and $50.6 million and $24.1 million, for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had an immaterial outstanding accounts payable balance to this vendor.
(16)    Subsequent Events

The Company evaluated subsequent events for the period from September 30, 2024 through the date that the Company’s consolidated financial statements were available to be issued. Subsequent to September 30, 2024, the Company realigned its reportable segments as a result of recent organizational changes. Going forward, the Company will report financial results across the following four segments which reflect the way the Company's chief operating decision maker assesses performance and allocates resources: Sleep Health, Respiratory Health, Diabetes Health, and Wellness at Home. The Company will recast all prior periods presented to reflect this change in the December 31, 2024 Annual Report on Form 10-K, including in the notes to the consolidated financial statements.

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
AdaptHealth Corp. Overview
AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company focuses primarily on providing (i) sleep therapy equipment, supplies and related services (including CPAP and bi PAP services) to individuals suffering from obstructive sleep apnea (“OSA”), (ii) medical devices and supplies to patients for the treatment of diabetes (including continuous glucose monitors and insulin pumps), (iii) home medical equipment to patients discharged from acute care and other facilities, (iv) oxygen and related chronic therapy services in the home, and (v) other HME devices and supplies on behalf of chronically ill patients with wound care, urological, incontinence, ostomy and nutritional supply needs. The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of September 30, 2024, AdaptHealth serviced approximately 4.2 million patients annually in all 50 states through its network of approximately 670 locations in 47 states. The Company’s principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.
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

	Three Months Ended
	September 30, 2024		September 30, 2023
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep	$237,537	29.5%	$227,005	28.2%
Diabetes	137,099	17.0%	157,328	19.6%
Supplies to the home	43,534	5.4%	48,349	6.0%
Respiratory	8,148	1.0%	8,164	1.0%
HME	24,331	3.0%	27,095	3.4%
Other	60,044	7.5%	64,184	8.0%
Total net sales revenue	$510,693	63.4%	$532,125	66.2%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$81,530	10.1%	$88,387	11.0%
Diabetes	2,438	0.3%	2,609	0.3%
Respiratory	140,930	17.5%	142,919	17.8%
HME	24,551	3.1%	25,087	3.1%
Other	12,866	1.5%	12,904	1.6%
Total net revenue from fixed monthly equipment reimbursements	$262,315	32.5%	$271,906	33.8%

Net revenue from capitated revenue arrangements:
Sleep	$7,380	0.9%	$—	—%
Diabetes	1,535	0.2%	—	—%
Supplies to the home	3,246	0.4%	—	—%
Respiratory	14,939	1.9%	—	—%
HME	4,115	0.5%	—	—%
Other	1,635	0.2%	—	—%
Total net revenue from capitated revenue arrangements	$32,850	4.1%	$—	—%

Total net revenue:
Sleep	$326,447	40.5%	$315,392	39.2%
Diabetes	141,072	17.5%	159,937	19.9%
Supplies to the home	46,780	5.8%	48,349	6.0%
Respiratory	164,017	20.4%	151,083	18.8%
HME	52,997	6.6%	52,182	6.5%
Other	74,545	9.2%	77,088	9.6%
Total net revenue	$805,858	100.0%	$804,031	100.0%

	Nine Months Ended
	September 30, 2024		September 30, 2023
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep	$696,424	29.0%	$656,311	28.0%
Diabetes	431,339	17.9%	464,893	19.9%
Supplies to the home	132,447	5.5%	143,227	6.1%
Respiratory	23,723	1.0%	24,284	1.0%
HME	75,916	3.2%	82,895	3.5%
Other	173,389	7.2%	174,403	7.5%
Total net sales revenue	$1,533,238	63.8%	$1,546,013	66.0%

Net revenue from fixed monthly equipment reimbursements:
Sleep	$244,273	10.2%	$256,092	10.9%
Diabetes	7,099	0.3%	10,326	0.5%
Respiratory	417,061	17.3%	423,531	18.1%
HME	70,472	2.9%	71,402	3.0%
Other	36,074	1.5%	34,579	1.5%
Total net revenue from fixed monthly equipment reimbursements	$774,979	32.2%	$795,930	34.0%

Net revenue from capitated revenue arrangements:
Sleep	$21,408	0.9%	$—	—%
Diabetes	4,679	0.2%	—	—%
Supplies to the home	9,536	0.4%	—	—%
Respiratory	44,521	1.9%	—	—%
HME	11,325	0.5%	—	—%
Other	4,644	0.1%	—	—%
Total net revenue from capitated revenue arrangements	$96,113	4.0%	$—	—%

Total net revenue:
Sleep	$962,105	40.1%	$912,403	38.9%
Diabetes	443,117	18.4%	475,219	20.4%
Supplies to the home	141,983	5.9%	143,227	6.1%
Respiratory	485,305	20.2%	447,815	19.1%
HME	157,713	6.6%	154,297	6.5%
Other	214,107	8.8%	208,982	9.0%
Total net revenue	$2,404,330	100.0%	$2,341,943	100.0%

Results of Operations
Comparison of Three Months Ended September 30, 2024 and Three Months Ended September 30, 2023.
The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Net revenue	$805,858	100.0%	$804,031	100.0%	$1,827	0.2%
Costs and expenses:
Costs of net revenue:	681,866	84.6%	693,488	86.3%	(11,622)	(1.7)%
General and administrative expenses	49,242	6.1%	45,198	5.6%	4,044	8.9%
Depreciation and amortization, excluding patient equipment depreciation	11,263	1.4%	14,515	1.8%	(3,252)	(22.4)%
Goodwill impairment	—	—%	511,866	63.7%	(511,866)	(100.0)%
Total costs and expenses	742,371	92.1%	1,265,067	157.3%	(522,696)	(41.3)%
Operating income (loss)	63,487	7.9%	(461,036)	(57.3)%	524,523	(113.8)%
Interest expense, net	31,429	3.9%	32,306	4.0%	(877)	(2.7)%
Loss on extinguishment of debt	2,273	0.3%	—	—%	2,273	—%
Change in fair value of warrant liability	(2,243)	(0.3)%	(9,160)	(1.1)%	6,917	(75.5)%
Other loss, net	—	—%	3,317	0.4%	(3,317)	(100.0)%
Income (loss) before income taxes	32,028	4.0%	(487,499)	(60.6)%	519,527	(106.6)%
Income tax expense (benefit)	8,073	1.0%	(34,578)	(4.3)%	42,651	(123.3)%
Net income (loss)	23,955	3.0%	(452,921)	(56.3)%	476,876	(105.3)%
Income attributable to noncontrolling interest	1,096	0.1%	1,155	0.1%	(59)	(5.1)%
Net income (loss) attributable to AdaptHealth Corp.	$22,859	2.8%	$(454,076)	(56.5)%	$476,935	(105.0)%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended September 30,
	Variance 2024 vs. 2023
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Increase from non-acquired growth	$1,474	0.2%
Increase from acquisitions	353	—%
Total change in net revenue	$1,827	0.2%
Net revenue for the three months ended September 30, 2024 and 2023 was $805.9 million and $804.0 million, respectively, an increase of $1.8 million, or 0.2%. The increase in net revenue was primarily driven by non-acquired growth of $1.5 million, as well as acquisitions, which increased revenue by $0.4 million. Net revenue from AdaptHealth's sleep product category increased by $11.1 million, or 3.5%, for the three months ended September 30, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. In addition, net revenue from AdaptHealth's respiratory product category increased by $12.9 million, or 8.6%, for the three months ended September 30, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. These increases were partially offset by a decrease in net revenue from AdaptHealth's diabetes product category, which decreased by $18.9 million, or 11.8%, for the three months ended September 30, 2024 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, and a decrease in CGM patient census.
For the three months ended September 30, 2024, net sales revenue (recognized at a point in time) comprised 63% of total net revenue, compared to 66% of total net revenue for the three months ended September 30, 2023. For the three months ended September 30, 2024, net revenue from fixed monthly equipment reimbursements comprised 33% of total net revenue, compared to 34% of total net revenue for the three months ended September 30, 2023. For the three months ended September 30, 2024, net revenue from capitated revenue arrangements comprised 4% of total net revenue. For the three months ended September 30, 2023, net revenue from capitated revenue arrangements was immaterial, and is included in net sales revenue and net revenue from fixed monthly equipment reimbursements by core product line.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Costs of net revenue:
Cost of products and supplies	$319,160	39.6%	$331,448	41.2%	$(12,288)	(3.7)%
Salaries, labor and benefits	197,600	24.5%	197,030	24.5%	570	0.3%
Patient equipment depreciation	79,496	9.9%	82,796	10.3%	(3,300)	(4.0)%
Other operating expenses	67,716	8.4%	64,571	8.0%	3,145	4.9%
Rent and occupancy	17,894	2.2%	17,643	2.2%	251	1.4%
Total cost of net revenue	$681,866	84.6%	$693,488	86.3%	$(11,622)	(1.7)%
Cost of net revenue for the three months ended September 30, 2024 and 2023 was $681.9 million and $693.5 million, respectively, a decrease of $11.6 million or 1.7%. The cost of products and supplies decreased by $12.3 million, primarily as a result of lower net sales revenue from AdaptHealth's diabetes product category, partially offset by general inflationary cost increases. Salaries, labor and benefits increased by $0.6 million, primarily due to annual merit increases, offset by a decrease in incentive-based compensation and the impact of cost savings actions implemented in the second half of 2023 resulting in headcount reductions. Patient equipment depreciation decreased by $3.3 million, primarily due to lower net revenue from fixed monthly equipment reimbursements, partially offset by higher medical equipment prices. The increase in other operating expenses was primarily due to higher distribution expenses, vehicle rental costs, equipment repair costs, and revenue cycle management costs.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2024 and 2023 were $49.2 million and $45.2 million respectively, an increase of $4.0 million or 8.9%. This increase is primarily due to higher professional and consulting fees, software costs, severance charges, and increased legal reserves, partially offset by lower equity-based compensation expense. General and administrative expenses as a percentage of net revenue was 6.1% in the 2024 period, compared to 5.6% in the 2023 period. General and administrative expenses in the 2024 period included $0.4 million of equity-based compensation expense and other non-recurring expenses of $8.4 million, consisting of $3.2 million of severance charges (primarily related to the separation of the Company's former President), $2.8 million of expenses associated with systems implementation activities, $1.9 million of other net expenses, primarily related to professional and consulting expenses, and $0.5 million of expenses associated with litigation. General and administrative expenses in the 2023 period included $3.5 million of equity-based compensation expense and other non-

recurring expenses of $7.3 million, consisting of $2.9 million of expenses associated with litigation, $2.3 million of expenses associated with a cost savings program, $1.3 million of expenses associated with systems implementation activities, and $0.8 million of other expenses.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended September 30, 2024 and 2023 was $11.3 million and $14.5 million, respectively, a decrease of $3.3 million, primarily related to lower intangible amortization expense.
Goodwill Impairment. The Company did not recognize an impairment to goodwill during the three months ended September 30, 2024. The Company performed a goodwill impairment test as of September 30, 2023, and based on the results of the test, it was concluded that the estimated fair value of the Company’s reporting unit was less than its carrying value, as such, the Company recognized a non-cash goodwill impairment charge of $511.9 million during the three months ended September 30, 2023. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional details.
Interest Expense, net. Interest expense, net for the three months ended September 30, 2024 and 2023 was $31.4 million and $32.3 million, respectively, a decrease of $0.9 million. Interest expense related to AdaptHealth's credit agreement decreased $1.5 million in 2024 compared to 2023, primarily as a result of lower interest rates as well as lower average outstanding borrowings in 2024 compared to 2023. Interest expense on AdaptHealth's finance leases increased by $0.7 million in 2024 compared to 2023.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying September 30, 2024 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2024 and 2023 periods for the change in the estimated fair value of such liability during the respective periods. These warrants expire on November 8, 2024.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended September 30, 2024 consists of lender fees and the write-off of unamortized deferred financing costs in connection with AdaptHealth refinancing its credit facility in 2024. See Note 9, Debt, for additional information.
Other Loss, net. The Company did not record other income/loss activity during the three months ended September 30, 2024. Other loss, net for the three months ended September 30, 2023 consisted of $3.5 million of lease termination costs associated with a cost management program and a $0.3 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition, offset by $0.5 million relating to the write-off of certain operating lease liabilities for closed locations.
Income Tax Expense/Benefit. Income tax expense and income tax benefit for the three months ended September 30, 2024 and 2023 was $8.1 million and $34.6 million, respectively. Income tax expense on ordinary income increased due to higher pre-tax income, net of warrant liability fair value adjustments.

Comparison of Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023.
The following table summarizes AdaptHealth’s consolidated results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Net revenue	$2,404,330	100.0%	$2,341,943	100.0%	$62,387	2.7%
Costs and expenses:
Cost of net revenue	2,036,532	84.7%	2,022,281	86.4%	14,251	0.7%
General and administrative expenses	154,632	6.4%	142,797	6.1%	11,835	8.3%
Depreciation and amortization, excluding patient equipment depreciation	34,023	1.4%	45,596	1.9%	(11,573)	(25.4)%
Goodwill impairment	13,078	0.5%	511,866	21.9%	(498,788)	(97.4)%
Total costs and expenses	2,238,265	93.1%	2,722,540	116.3%	(484,275)	(17.8)%
Operating income (loss)	166,065	6.9%	(380,597)	(16.3)%	546,662	(143.6)%
Interest expense, net	96,939	4.0%	96,813	4.1%	126	0.1%
Loss on extinguishment of debt	2,273	0.1%	—	—%	2,273	—%
Change in fair value of warrant liability	(1,800)	(0.1)%	(31,886)	(1.4)%	30,086	(94.4)%
Other loss, net	3,345	0.1%	6,574	0.3%	(3,229)	(49.1)%
Income (loss) before income taxes	65,308	2.7%	(452,098)	(19.3)%	517,406	(114.4)%
Income tax expense (benefit)	21,931	0.9%	(30,893)	(1.3)%	52,824	(171.0)%
Net income (loss)	43,377	1.8%	(421,205)	(18.0)%	464,582	(110.3)%
Income attributable to noncontrolling interest	3,217	0.1%	3,187	0.1%	30	0.9%
Net income (loss) attributable to AdaptHealth Corp.	$40,160	1.7%	$(424,392)	(18.1)%	$464,552	(109.5)%
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Nine Months Ended September 30,
	Variance 2024 vs. 2023
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Increase from non-acquired growth	$59,439	2.5%
Increase from acquisitions	2,948	0.1%
Total change in net revenue	$62,387	2.7%
Net revenue for the nine months ended September 30, 2024 and 2023 was $2,404.3 million and $2,341.9 million, respectively, an increase of $62.4 million, or 2.7%. The increase in net revenue was primarily driven by non-acquired growth $59.4 million, as well as acquisitions, which increased revenue by $2.9 million. Net revenue from AdaptHealth's sleep product category increased by $49.7 million, or 5.4%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. In addition, net revenue from AdaptHealth's respiratory product category increased by $37.5 million, or 8.4%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. These increases were partially offset by a decrease in net revenue from AdaptHealth's diabetes product category, which decreased by $32.1 million, or 6.8%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel, as well as the effect from manufacturers bringing additional distribution business in-house and a decrease in CGM patient census.
For the nine months ended September 30, 2024, net sales revenue comprised 64% of total net revenue, compared to 66% of total net revenue for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, net revenue from fixed monthly equipment reimbursements comprised 32% of total net revenue, compared to 34% of total net revenue for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, net revenue from capitated revenue arrangements comprised 4% of total net revenue. For the nine months ended September 30, 2023, net revenue from capitated revenue arrangements was immaterial, and is included in net sales revenue and net revenue from fixed monthly equipment reimbursements by core product line.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(unaudited)
Costs of net revenue:
Cost of products and supplies	$947,980	39.4%	$966,021	41.2%	$(18,041)	(1.9)%
Salaries, labor and benefits	593,752	24.7%	582,827	24.9%	10,925	1.9%
Patient equipment depreciation	240,774	10.0%	244,824	10.5%	(4,050)	(1.7)%
Other operating expenses	199,897	8.3%	177,216	7.6%	22,681	12.8%
Rent and occupancy	54,129	2.3%	51,393	2.2%	2,736	5.3%
Total cost of net revenue	$2,036,532	84.7%	$2,022,281	86.4%	$14,251	0.7%
Cost of net revenue for the nine months ended September 30, 2024 and 2023 was $2,036.5 million and $2,022.3 million, respectively, an increase of $14.3 million or 0.7%. The cost of products and supplies decreased by $18.0 million, primarily related to a decrease in net sales revenue from AdaptHealth's diabetes product category and the impact of credits received from a supplier related to certain product recalls which were recognized as a reduction to the cost of products and supplies, partially offset by general inflationary cost increases. Salaries, labor and benefits increased by $10.9 million, primarily due to increased benefits costs and annual merit increases, partially offset by cost savings actions implemented in the second half of 2023 resulting in headcount reductions. Patient equipment depreciation decreased by $4.1 million, primarily due to lower net revenue from fixed monthly equipment reimbursements, partially offset by higher medical equipment prices. The increase in other operating expenses was primarily due to higher distribution expenses, vehicle rental costs, equipment repair costs, and revenue cycle management costs.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2024 and 2023 were $154.6 million and $142.8 million, respectively, an increase of $11.8 million or 8.3%. This increase is primarily due to higher professional and consulting fees, software costs, and increased legal reserves, partially offset by lower equity-based compensation expense and restructuring expenses related to a cost savings program that was implemented in 2023. General and administrative expenses as a percentage of net revenue was 6.4% in the 2024 period, compared to 6.1% in the 2023 period. General and administrative expenses in the 2024 period included $8.4 million of equity-based compensation expense and other non-recurring expenses of $20.9 million, consisting of $9.7 million of expenses associated with systems implementation activities, $3.3 million of expenses associated with litigation, $3.2 million of severance charges (of which $3.0 million relates to the separation of the Company's former President), and $4.8 million of other expenses, primarily related to professional and consulting expenses. General and administrative expenses in the 2023 period included $15.8 million of equity-based compensation expense and other non-recurring expenses of $24.8 million, consisting of $11.3 million of expenses associated with litigation, $8.5 million of expenses associated with the cost savings program, $3.9 million of expenses associated with systems implementation activities, and $1.1 million of other expenses.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the nine months ended September 30, 2024 and 2023 was $34.0 million and $45.6 million, respectively, a decrease of $11.6 million, primarily related to lower intangible amortization expense.
Goodwill Impairment. The Company did not recognize an impairment to goodwill during the nine months ended September 30, 2024. The goodwill impairment charge for the nine months ended September 30, 2024 relates to the disposition of certain immaterial custom rehab technology assets during 2024. The Company performed a goodwill impairment test as of September 30, 2023, and based on the results of the test, it was concluded that the estimated fair value of the Company’s reporting unit was less than its carrying value, as such, the Company recognized a non-cash goodwill impairment charge of $511.9 million during the nine months ended September 30, 2023. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional information.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2024 and 2023 was $96.9 million and $96.8 million, respectively, an increase of $0.1 million. Interest expense on AdaptHealth's finance leases increased by $1.7 million in 2024 compared to 2023. Interest expense related to AdaptHealth's credit agreement decreased $1.7 million in the 2024 period compared to the 2023 period, primarily as a result of lower interest rates as well as lower average outstanding borrowings in 2024 compared to 2023.
Change in Fair Value of Warrant Liability. AdaptHealth has outstanding warrants to purchase shares of Common Stock, as discussed in Note 10, Stockholders’ Equity, to the accompanying September 30, 2024 interim consolidated financial statements. These warrants are liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the 2024 and 2023 periods for the change in the estimated fair value of such liability during the respective periods. These warrants expire on November 8, 2024.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2024 consists of lender fees and the write-off of unamortized deferred financing costs in connection with AdaptHealth refinancing its credit facility in 2024. See Note 9, Debt, for additional information.
Other Loss, net. Other loss for the nine months ended September 30, 2024 consisted of a pre-tax expense of $2.4 million for the change in fair value of shares of AdaptHealth's Common Stock that were issued in July 2024 following final court approval of the settlement of a previously disclosed securities class action lawsuit, as well as an expense of $0.9 million to settle a shareholder derivative complaint. See Note 14, Commitments and Contingencies, for additional information. Other loss, net for the nine months ended September 30, 2023 consisted of $4.1 million of lease termination costs associated with a cost management program, $1.4 million of impairments of operating lease right-of-use assets, $1.2 million of expenses associated with legal settlements, and a $0.3 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition, offset by $0.5 million relating to the write-off of certain operating lease liabilities for closed locations.
Income Tax Expense / Benefit. Income tax expense and income tax benefit for the nine months ended September 30, 2024 and 2023 was $21.9 million and $30.9 million, respectively. The increase in income tax expense was primarily related to higher pre-tax income, net of warrant liability fair value adjustments and goodwill impairment charges.
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
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity-based compensation expense, change in fair value of the warrant liability, goodwill impairment, loss on extinguishment of debt, litigation settlement expense, and certain other non-recurring items of expense or income.
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
The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA, and the reconciliation of net income (loss) attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	(Unaudited)
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
Net income (loss) attributable to AdaptHealth Corp.	$22,859	2.8%	$(454,076)	(56.5)%
Income attributable to noncontrolling interest	1,096	0.1%	1,155	0.1%
Interest expense, net	31,429	3.9%	32,306	4.0%
Income tax expense (benefit)	8,073	1.0%	(34,578)	(4.2)%
Depreciation and amortization, including patient equipment depreciation	90,759	11.3%	97,310	12.1%
EBITDA	154,216	19.1%	(357,883)	(44.5)%
Equity-based compensation expense (a)	863	0.1%	4,521	0.5%
Change in fair value of warrant liability (b)	(2,243)	(0.3)%	(9,160)	(1.1)%
Goodwill impairment (c)	—	—%	511,866	63.7%
Loss on extinguishment of debt (d)	2,273	0.3%	—	—%
Other non-recurring expenses, net (e)	9,148	1.2%	11,823	1.4%
Adjusted EBITDA	$164,257	20.4%	$161,167	20.0%
Adjusted EBITDA Margin		20.4%		20.0%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents a non-cash gain for the change in the estimated fair value of the warrant liability. See Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three months ended September 30, 2024 for additional discussion of such non-cash gain.

(c)Represents a non-cash goodwill impairment charge as a result of the fair value of the Company’s reporting unit being less than its carrying value. Refer to Note 5, Goodwill and Identifiable Intangible Assets, for additional discussion of such impairment charge.
(d)Represents lender fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 9, Debt, included in the accompanying notes to the interim consolidated financial statements for the three months ended September 30, 2024 for additional discussion of such refinancing.
(e)The 2024 period consists of $3.3 million of severance charges (primarily related to the separation of the Company's former President), $2.8 million of consulting expenses associated with systems implementation activities, $1.1 million write-down of assets, $0.5 million of expenses associated with litigation, and $1.5 million of other non-recurring expenses. The 2023 period consists of $3.6 million of lease termination costs associated with a cost management program, $2.9 million of expenses associated with litigation, $1.5 million of severance charges, $1.3 million of consulting expenses associated with systems implementation activities, and $2.5 million of other non-recurring expenses.
The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA, and the reconciliation of net income (loss) attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
	(Unaudited)
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
Net income (loss) attributable to AdaptHealth Corp.	$40,160	1.7%	$(424,392)	(18.1)%
Income attributable to noncontrolling interest	3,217	0.1%	3,187	0.1%
Interest expense, net	96,939	4.0%	96,813	4.1%
Income tax expense (benefit)	21,931	0.9%	(30,893)	(1.3)%
Depreciation and amortization, including patient equipment depreciation	274,797	11.5%	290,419	12.4%
EBITDA	437,044	18.2%	(64,866)	(2.8)%
Equity-based compensation expense (a)	10,614	0.4%	17,284	0.7%
Change in fair value of warrant liability (b)	(1,800)	(0.1)%	(31,886)	(1.4)%
Goodwill impairment (c)	13,078	0.5%	511,866	21.9%
Loss on extinguishment of debt (d)	2,273	0.1%	—	—%
Litigation settlement expense (e)	3,345	0.1%	—	—%
Other non-recurring expenses, net (f)	23,503	1.1%	33,778	1.5%
Adjusted EBITDA	$488,057	20.3%	$466,176	19.9%
Adjusted EBITDA Margin		20.3%		19.9%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents a non-cash gain for the change in the estimated fair value of the warrant liability. See Note 10, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2024 for additional discussion of such non-cash gain.
(c)The 2024 period includes non-cash goodwill impairment charges relating to the disposition of certain immaterial custom rehab technology assets. The 2023 period includes a non-cash goodwill impairment charge as a result of the fair value of the Company’s reporting unit being less than it's carrying value. Refer to Note 5, Goodwill and

Identifiable Intangible Assets, included in the accompanying notes to the interim consolidated financial statements for additional discussion of such impairment charge.
(d)Represents lender fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 9, Debt, included in the accompanying notes to the interim consolidated financial statements for the three months ended September 30, 2024 for additional discussion of the refinancing.
(e)Represents a $2.4 million charge for the change in fair value of shares of Common Stock of the Company that were issued in July 2024 following final court approval of the previously disclosed Securities Settlement, as well as an expense of $0.9 million to settle a shareholder derivative complaint. See Note 14, Commitments and Contingencies, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2024 for additional information.
(f)The 2024 period consists of $9.7 million of consulting expenses associated with systems implementation activities, $3.3 million of severance charges (primarily related to the separation of the Company's former President), $3.3 million of expenses associated with litigation, $2.7 million write-down of assets, and $4.5 million of other non-recurring expenses. The 2023 period consists of $12.5 million of expenses associated with litigation, $6.3 million of severance charges (of which $2.9 million related to the separation of the Company's former CEO), $4.1 million of lease termination costs associated with a cost management program, $3.9 million of consulting expenses associated with systems implementation activities, $0.9 million of net impairments of operating lease right-of-use assets, and $6.1 million of other non-recurring expenses.
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
As of September 30, 2024, AdaptHealth had approximately $100.2 million of cash.
In September 2024, AdaptHealth entered into an amendment to its then existing credit agreement (as amended, the "2024 Credit Agreement"). As of September 30, 2024, AdaptHealth had $600.0 million outstanding under the 2024 Credit Agreement. The 2024 Credit Agreement includes a $650 million term loan (the “2024 Term Loan”) and $300 million in revolving credit commitments with a $55.0 million letter of credit sublimit (the “2024 Revolver”, and together with the 2024 Term Loan, the "2024 Credit Facility"). The 2024 Credit Facility matures in September 2029. However, if the 6.125% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2027, then the 2024 Credit Facility will mature on May 1, 2028; and, if the 4.625% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2028, then the 2024 Credit Facility will mature on May 1, 2029. As of September 30, 2024, the outstanding borrowing under the 2024 Term Loan requires quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance is due in September 2029. In September 2024, AdaptHealth made a voluntary repayment on the 2024 Term Loan of $50.0 million. At September 30, 2024, there was $600.0 million outstanding under the 2024 Term Loan. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. AdaptHealth had no borrowings under the 2024 Revolver. At September 30, 2024, there was $22.4 million outstanding under letters of credit. As of the date of this filing, there were no outstanding borrowings under the 2024 Revolver. At September 30, 2024, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount AdaptHealth could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $277.6 million.
At the option of AdaptHealth, amounts borrowed under the 2024 Credit Agreement bear interest at variable rates based upon either the Base Rate (as defined in the 2024 Credit Agreement), payable quarterly, or Term SOFR (as defined in the 2024 Credit Agreement), payable monthly or every three months depending on the interest period selected. Interest periods for Term SOFR loans are available for one, three, or six months at the option of AdaptHealth. Base Rate loans accrue interest at a per annum rate equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus an applicable margin ranging from 0.50% to 2.25% per annum based on AdaptHealth's Consolidated Senior Secured Leverage Ratio (as defined in the 2024 Credit Agreement). Term SOFR loans accrue interest at a per annum rate equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) an applicable margin ranging from 1.50% to 3.25% per annum based on AdaptHealth's Consolidated Senior Secured Leverage Ratio. The 2024 Revolver carries a commitment fee during the term of the 2024 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2024 Revolver depending upon AdaptHealth's Consolidated Senior Secured Leverage Ratio.
Under the 2024 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the 2024 Credit Agreement as of September 30, 2024.
Any borrowing under the 2024 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2024 Revolver may be reborrowed. Mandatory prepayments are required under the 2024 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with certain dispositions of assets and receipt of certain insurance proceeds or condemnation awards to the extent proceeds thereof are not reinvested, and unpermitted debt transactions.

At September 30, 2024, AdaptHealth had $1,450.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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
As of September 30, 2024 and December 31, 2023, AdaptHealth had working capital of $130.8 million and $112.0 million, respectively. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
	(unaudited)
Net cash provided by operating activities	$391,424	$325,400
Net cash used in investing activities	(223,403)	(266,861)
Net cash used in financing activities	(144,973)	(48,668)
Net increase in cash	23,048	9,871
Cash at beginning of period	77,132	46,272
Cash at end of period	$100,180	$56,143
Net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 was $391.4 million and $325.4 million, respectively, an increase of $66.0 million. The increase was the result of a $464.6 million increase in net income, a net decrease of $428.8 million in non-cash charges, primarily from goodwill impairment charges, depreciation and amortization, the change in the estimated fair value of the warrant liability, deferred income taxes, and the reduction in the carrying amount of operating and finance lease right-of-use assets, a payment of $1.9 million for contingent consideration in connection with an acquisition, and a net $32.1 million increase resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $223.4 million and $266.9 million, respectively. The use of funds in the 2024 period consisted of $228.7 million for equipment and other fixed asset purchases, partially offset by $5.3 million of proceeds from the sale of assets. The use of funds in the 2023 period consisted of $248.8 million for equipment and other fixed asset purchases, $17.9 million for business acquisitions, and $0.1 million for other investments.
Net cash used in financing activities for the nine months ended September 30, 2024 and 2023 was $145.0 million and $48.7 million, respectively. Net cash used in financing activities for the 2024 period consisted of repayments of $381.7 million on long-term debt (primarily in connection with the refinancing of the Company's credit agreement) and finance lease liabilities, payments of $6.4 million for debt issuance costs, payments of $5.3 million for contingent consideration and deferred purchase price in connection with acquisitions, a payment of $3.5 million for a distribution to the noncontrolling interest, payments of $1.8 million for tax withholdings associated with equity-based compensation, and payments of $1.4 million in connection with the Company's liability relating to the TRA, offset by borrowings on long-term debt and lines of credit of $253.5 million, proceeds of $1.0 million in connection with the employee stock purchase plan and proceeds of $0.7 million relating to stock option exercises. Net cash used in financing activities for the 2023 period consisted of repayments of $79.6 million on long-term debt and finance lease liabilities payments of $9.2 million for Common Stock purchases under a share repurchase program, payments of $3.2 million in connection with the Company's liability relating to the TRA, payments of $5.3 million for tax withholdings associated with equity-based compensation and stock option exercises, a payment of $2.5 million for a distribution to the noncontrolling interest, and payments of $1.5 million for deferred purchase price in connection with acquisitions, offset by borrowings of long-term debt of $50.0 million, proceeds of $2.0 million in connection with the employee stock purchase plan and proceeds of $0.5 million relating to stock option exercises.

Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow, which is a non-GAAP measure, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
	(Unaudited)
Net cash provided by operating activities	$144,405	$98,833	$391,424	$325,400
Purchases of equipment and other fixed assets	(59,556)	(77,086)	(228,719)	(248,816)
Free cash flow	$84,849	$21,747	$162,705	$76,584
Free cash flow was $84.8 million for the three months ended September 30, 2024 compared to $21.7 million for the three months ended September 30, 2023. The increase in free cash flow was due to higher net cash provided by operating activities, primarily due to a net increase in the source of cash from operating assets and liabilities. Free cash flow during the three months ended September 30, 2024 was positively impacted by cash collections of accounts receivable from certain pending claims related to the Change Healthcare cybersecurity incident (see further discussion below). The increase in free cash flow was also, to a lesser extent, due to a decrease in, and timing of, purchases of patient medical equipment for operating requirements.
Free cash flow was $162.7 million for the nine months ended September 30, 2024 compared to $76.6 million for the nine months ended September 30, 2023. The increase in free cash flow was due to higher net cash provided by operating activities, primarily from funds received in connection with AdaptHealth's participation in the Optum Temporary Funding Assistance Program (see further discussion below). The increase in free cash flow was also, to a lesser extent, due to a decrease in, and timing of, purchases of patient medical equipment for operating requirements.
As previously disclosed, in February 2024, AdaptHealth learned that a cyber security threat actor had gained access to some of the information technology systems of Change Healthcare, a subsidiary of UnitedHealth Group, with which one of AdaptHealth's third-party software providers interfaces in connection with AdaptHealth’s claims processing activity. UnitedHealth Group isolated the impacted systems upon learning of this threat and Change Healthcare suspended its claims processing activity with AdaptHealth’s software provider. AdaptHealth has worked with its software provider to identify and implement alternative processes to help maintain its claims processing activity. This incident impacted the timing of collection of certain accounts receivable. Pending claims from this incident peaked shortly following the data breach, however, all pending claims have been processed and the impacted accounts receivable balances have been substantially collected by September 30, 2024.
During the nine months ended September 30, 2024, AdaptHealth participated in the Optum Temporary Funding Assistance Program which was designed to provide short-term cash flow relief to providers impacted by the disruption in Change Healthcare’s services. As of September 30, 2024, AdaptHealth received $40.7 million under this program which was repaid in October 2024. AdaptHealth has not incurred any fees, interest or other associated costs for participating in the program.
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

On February 26, 2024, the defendants entered into a stipulation and agreement of settlement with the Lead Plaintiffs (the “Securities Settlement”). On March 5, 2024, the court granted preliminary approval of the settlement. On July 10, 2024, the court entered a judgment approving the class action settlement. The judgment certified the putative class for settlement purpose, found that the settlement is fair, reasonable, and adequate in all respects, and subject to certain exclusions and limitations, released claims on behalf of the settlement class that were asserted or could have been asserted in the Consolidated Class Action against the defendants. The Company’s portion of the settlement consists of (i) $32.2 million of cash from the Company’s insurance carriers; (ii) $17.8 million of cash from the Company; (iii) 1 million shares of the Company’s Common Stock (the “Settlement Shares”), which had a fair value of $7.3 million recognized at December 31, 2023; and (iv) the implementation of certain corporate governance reforms. All of the aforementioned cash consideration has been paid consistent with the Securities Settlement during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, prior to the court approval of the class action settlement on July 10, 2024, the Company recognized a pre-tax expense of $2.4 million for the change in fair value of the Settlement Shares, which is included in other loss, net in the accompanying consolidated statements of operations. In July 2024, the Company issued the Settlement Shares from available Treasury Stock. In connection with the issuance, the Company eliminated the outstanding $9.7 million liability through a reduction to Treasury Stock and Additional paid-in capital of $17.7 million and $8.0 million, respectively.

On March 7, 2024, the Company entered into a settlement agreement with its directors and officers liability insurers to resolve a proceeding that the Company filed in Delaware Superior Court concerning coverage in connection with the Consolidated Class Action and the Derivative Action discussed immediately below. The insurance settlement exhausted $35.0 million in D&O coverage limits available to the Company for the policy period from November 8, 2020 to November 8, 2021.

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

On April 23, 2024, defendants entered into a stipulation and agreement of settlement with the Derivative Plaintiff. In exchange for full releases, the proposed settlement consists of (i) $0.9 million in attorneys’ fees and expenses, which will be funded with cash from the Company; and (ii) the implementation of corporate governance reforms separate from those negotiated in Securities Settlement. For the nine months ended September 30, 2024, the Company recorded a pre-tax expense of $0.9 million associated with the settlement, which is included in other loss, net in the accompanying consolidated statements of operations. As of September 30, 2024, the Company recorded a liability of $0.9 million relating to the settlement; such liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs. On May 14, 2024, Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. Plaintiffs filed their opposition brief on October 1, 2024; and defendants’ reply brief is due to be filed on November 15, 2024.

The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.

On March 20, 2024, a putative shareholder of the Company, Weiding Wu, filed a shareholder derivative complaint related to the allegations in the Allegheny County Complaint, and against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Wu Derivative Complaint”; as to the action, the “Wu Derivative Action”). The Wu Derivative Complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes product category. The Wu Derivative Complaint also alleges claims for unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The Derivative Complaint seeks, among other things, an award of money damages.

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

On July 29, 2024, the U.S. Attorney’s Office for the District of South Carolina issued a civil investigative demand to the Company pursuant to the False Claims Act, 31 U.S.C. § 3733 ("FCA") surrounding whether the Company submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for humidifiers that are integrated with CPAP devices and provided to patients from January 1, 2017 to the present.

The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2024 Credit Agreement. As of September 30, 2024, there was $600.0 million outstanding under the 2024 Term Loan, $22.4 million outstanding under letters of credit, and based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $277.6 million. Amounts borrowed under the 2024 Credit Agreement bear interest at variable rates determined in relation to the Base Rate (as defined) or Term SOFR (as defined), at our option. Due to the interest rates being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $4.6 million annual impact on our net income (loss) before taxes.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.
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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There were no purchases of our Common Stock made during the three months ended September 30, 2024 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, none of the Company's directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits
See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 10-Q, filed with the SEC on August 6, 2024).
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

10.2†
Employment Agreement by and between AdaptHealth Corp. and Toby Scott Barnhart (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2024).

10.3†	Transition Agreement by and between AdaptHealth Corp. and Shaw Rietkerk (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2024).
10.4
Fourth Amendment, dated as of September 13, 2024 to the Credit Agreement, dated as of January 20, 2021 among AdaptHealth LLC, the guarantors named therein, Regions Bank, as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2024).

10.5†	Employment Agreement by and between AdaptHealth Corp. and Albert Prast (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

AdaptHealth Corp.

November 5, 2024	By:	/s/ Suzanne Foster
Suzanne Foster
Chief Executive Officer and Director
(Principal Executive Officer)

November 5, 2024	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

November 5, 2024	By:	/s/ Christine E. Archbold
Christine E. Archbold
Chief Accounting Officer
(Principal Accounting Officer)