Form 10-K
period 2024-12-31
AdaptHealth Corp.
filed 2025-02-25
CIK 1725255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock, par value $0.0001 per share, held by non-affiliates of the Registrant, computed based on the closing sale price of $10.00 per share on June 28, 2024, as reported by The Nasdaq Stock Market LLC, was approximately $1.07 billion. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. As of February 21, 2025, there were 134,867,011 shares of the Registrant’s Common Stock outstanding.
Documents Incorporated by Reference
The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than April 30, 2025.

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
•the use or anticipated use of artificial intelligence ("AI") technologies, including generative AI, by us or third parties;
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
•our ability to generate sufficient cash flow or obtain additional capital to fund our operating subsidiaries and finance our growth; and
•significant expenses and administrative burdens as a result of being a public company.

PART I
Item 1. Business
AdaptHealth Corp. and subsidiaries ("AdaptHealth" or "the Company") is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment (“HME”), medical supplies, and related services. The Company operates under four reportable segments that align with its product categories: (i) Sleep Health, (ii) Respiratory Health, (iii) Diabetes Health, and (iv) Wellness at Home. A description of the products and services provided within each of the Company’s four reportable segments is provided below.

Sleep Health

The Sleep Health segment provides sleep therapy equipment, supplies and related services (including CPAP and BiLevel services) to individuals for the treatment of obstructive sleep apnea.

Respiratory Health

The Respiratory Health segment provides oxygen and home mechanical ventilation equipment and supplies and related chronic therapy services to individuals for the treatment of respiratory diseases, such as chronic obstructive pulmonary disease and chronic respiratory failure.

Diabetes Health

The Diabetes Health segment provides medical devices, including continuous glucose monitors and insulin pumps, and related services to patients for the treatment of diabetes.

Wellness at Home

The Wellness at Home segment provides home medical equipment and services to patients in their homes including those who have been discharged from acute care and other facilities. The segment tailors a service model to patients who are adjusting to new lifestyles or navigating complex disease states by providing essential medical supplies and durable medical equipment.

The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2024, AdaptHealth serviced approximately 4.2 million patients annually in all 50 states through our network of approximately 660 locations in 47 states. The Company's principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.
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
AdaptHealth is often paid a fixed monthly amount for certain HME products as designated by the Centers for Medicare & Medicaid Services (“CMS”) or commercial insurance payors, such as CPAP equipment, wheelchairs, hospital beds, oxygen concentrators, insulin pumps and other similar products. These sales accounted for approximately 32% of AdaptHealth’s net revenue for the year ended December 31, 2024.
For resupply sale and one-time sale products, which include those deemed to be consumables, AdaptHealth receives a single payment upon sale of the product. These products, which include CPAP masks and related supplies, diabetes management supplies, CGMs, wound care supplies, wheelchair cushions accessories, orthopedic bracing, breast pumps and supplies, walkers, commodes and canes, nutritional supplies and incontinence supplies, accounted for approximately 64% of AdaptHealth’s net revenue for the year ended December 31, 2024.
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
Operating Structure
Management. AdaptHealth is led by a proven management team with experience across a variety of organizations in the healthcare industry. AdaptHealth has a centralized approach for key business processes, including revenue cycle management, strategic purchases, payor contracting, mergers and acquisitions (“M&A”) activity, finance, compliance, legal, human resources, IT and sales management. In addition, AdaptHealth has centralized many of the functions relating to its CPAP and other resupply businesses. However, AdaptHealth believes that the personalized nature of customer requirements and referral relationships, characteristic of the home healthcare business, mandate that it emphasize a localized operating structure as well. AdaptHealth focuses on regional management to respond promptly and effectively to local market demands and opportunities. AdaptHealth’s regional managers are responsible and accountable for maintaining and developing relationships with referral sources, customer service for non-CPAP supply product lines and logistics for non-drop-shipped products.
IT. AdaptHealth has established an integrated, technology-enabled, centralized platform, distinguishing itself from many of its competitors that traditionally use less automated processes that are typically complex, can be prone to mistakes and are less efficient. AdaptHealth’s technology enables automated, compliant, and integrated workflow into patients’ delivery of care. AdaptHealth believes that this advanced technology platform provides it with a competitive advantage through its unique components that cater to patients and physicians. AdaptHealth believes that its technology platform has several characteristics that appeal to physicians, including its ease of use, the improved compliance it enables through its integrated systems, and the automated, integrated workflow it provides for patients’ delivery of care. Additionally, AdaptHealth’s e-prescribing capabilities enhance transparency and reduce transcription and other errors. AdaptHealth believes that patients are also better served due to the efficiency from time of order to delivery and the seamless integration across points of care enabled by AdaptHealth’s platform. The integrated system also provides AdaptHealth management with critical information in a timely manner, allowing them to track performance levels company wide. AdaptHealth utilizes a proprietary mobile delivery technology called OTL. This technology has many features, including delivery notification, patient satisfaction applications and referral source notifications. This application, combined with AdaptHealth’s data warehouse and evolving data lake, has allowed AdaptHealth to build out a 360-degree view of its patients and activities, and to ultimately act as a fundamental component of the operating system of AdaptHealth.
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

Revenue Cycle Management. AdaptHealth’s revenue cycle management and billing processes have both manual and computerized elements that are designed to maintain the integrity of revenue and accounts receivable. Third-party payors that can accommodate electronic claims submission, such as Medicare, certain state Medicaid payors and many commercial insurance payors, are billed electronically on a daily basis. For payors that are unable to accept electronic submissions, AdaptHealth generates paper claims and invoices.
Outsourced Providers
AdaptHealth contracts with business process outsourcing providers to provide certain billing, accounts payable and administrative functions. These providers are primarily based in India, the Philippines and Guyana, South America, and provide AdaptHealth with the ability to scale its workforce in a cost-effective manner. As of December 31, 2024, approximately 4,700 full-time equivalent personnel were provided to AdaptHealth under such arrangements.
Sales and Marketing

Sales activities are generally carried out by AdaptHealth’s full-time sales representatives with assistance from on-site liaisons in certain markets who interact directly with hospital discharge coordinators and patients. AdaptHealth’s sales team works in close alignment with AdaptHealth’s trained clinical team as part of their respiratory sales activities. AdaptHealth primarily acquires new patients through referrals. Sources of referrals include acute care hospitals, sleep laboratories, pulmonologist and endocrinologist offices, skilled nursing facilities, hospice operators, and primary care providers, among others. AdaptHealth’s sales representatives maintain continual contact with medical professionals across these facilities. AdaptHealth believes that its relationships with its referral sources are strong and that these entities will continue to be a source of non-acquired growth through new patients. While AdaptHealth views its referral sources as fundamental to its business, no single referral source accounted for a material amount of its annual net revenue as of December 31, 2024.
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
Facilities
AdaptHealth does not own any properties and leases its operating locations. As of December 31, 2024, AdaptHealth serviced approximately 4.2 million patients annually in all 50 states through its network of approximately 660 locations in 47 states. During the year ended December 31, 2024, AdaptHealth completed an average of approximately 39,000 equipment and supply deliveries a day. Full-service locations are typically up to approximately 5,000 square feet and are usually a combination of office and warehouse space. Many of these facilities are accredited to provide patients with medical products, equipment and related services, and their adjacent warehouse space is used for storage of adequate supplies of equipment and accessories for such patient services. AdaptHealth believes that these facilities are adequate to meet its current needs.

Human Capital Resources
As of December 31, 2024, AdaptHealth had approximately 10,500 employees. AdaptHealth’s human capital resources objectives and compensation program include attracting and retaining highly motivated, well-qualified employees and executives. AdaptHealth uses a mix of competitive salaries and other benefits to attract and retain employees and executives. AdaptHealth believes that relations between its management and employees are good, and it is committed to inclusion and policies and procedures to maintain a safe work environment. AdaptHealth is committed to its DIRECT Value Statements: Diversity and Inclusion, Integrity, Respect, Excellence, Compassion and Teamwork.
Talent Development and Retention

Building and strengthening AdaptHealth’s talent pipeline is imperative to its success. AdaptHealth's management team has implemented various talent development initiatives. For example, AdaptHealth has developed a Leadership Development curriculum for its managers and provides regular feedback conversations about performance goals with its employees. This encourages a high-performance culture and creates an environment dedicated to caring for patients while achieving company goals.
Competition
The HME market is fragmented and highly competitive. AdaptHealth competes with other large national providers, including Owens & Minor Inc., Lincare Holdings Inc., Rotech Healthcare, Inc., Cardinal Health, Inc. and Quipt Home Medical Corp; regional providers, including DASCO Home Medical Equipment, Binson’s Medical Equipment, Inc., Norco, Inc., Protech Home Medical Corp., Quipt Home Medical and Viemed Healthcare, Inc.; and product-specific providers, including Breg, Inc., Inogen, Inc., Acelity L.P., CCS Medical, and Advanced Diabetes Supply, as well as over 6,000 generally smaller local providers. In addition, AdaptHealth competes with non-HME providers, including CVS and Amazon.
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
AdaptHealth maintains a Compliance Program that is designed to meet the guidelines set forth by the U.S. Department of Health and Human Services ("HHS"), provides ongoing compliance training designed to keep AdaptHealth’s officers, directors and employees well-educated and up-to-date regarding developments on relevant topics and emphasizes AdaptHealth’s policy of strict compliance. Federal and state laws require that AdaptHealth obtain facility and other regulatory licenses and accreditation and that AdaptHealth enroll as a supplier with federal and state health programs.
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
Numerous federal and state laws and regulations, including HIPAA and the Health Information Technology for Economic and Clinical Health Act ("HITECH Act"), govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. As part of AdaptHealth’s provision of, and billing for, healthcare equipment and services, AdaptHealth is required to collect and maintain patient-identifiable health information. In addition, various federal and state legislative and regulatory bodies or self-regulatory organizations may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for protected health information and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase AdaptHealth’s compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which AdaptHealth handles healthcare-related data and communicate with payers, and the cost of complying with these standards could be significant. If AdaptHealth does not comply with existing or new laws and regulations related to patient health information, it could be subject to criminal or civil sanctions.
Additionally, the Federal Trade Commission ("FTC") and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC which concern consumer notice, choice, security and access. Consumer protection laws require AdaptHealth to publish notices that describe how it handles personal information and rights individuals may have to control their personal information, including about the way AdaptHealth may handle their personal information. If any such notice that AdaptHealth publishes is considered untrue, it may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. Communications with AdaptHealth’s patients are also subject to laws and regulations governing communications, including the Telephone Consumer Protection Act of 1991 ("TCPA"), the Controlling the Assault of Non-Solicited Pornography And Marketing ("CAN-SPAM") Act, additional fax regulations under the Junk Fax Act and the Telemarketing Sales Rule and Medicare regulations.
Healthcare is an area of rapid regulatory change. Changes in laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payers. Changes enacted by a new presidential administration or Congress may impact Medicare and Medicaid programs, as well as insurance plans offered on the Affordable Care Act exchanges. These changes can result in reduction of reimbursements to AdaptHealth, increased regulatory complexity, and a reduction in the number of beneficiaries covered by these programs or other changes that affect AdaptHealth. AdaptHealth cannot predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national healthcare policies. Adapting to future legislative and regulatory changes could have a material adverse effect on AdaptHealth’s financial condition and results of operations.

The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population displacement or harm to health and well-being), compliance costs and transition risks (such as regulatory or technological changes) and other adverse effects. The effects could impair, among other things, the availability and cost of certain products and commodities and energy (including utilities), which may in turn impact AdaptHealth's ability to procure goods or services required for the operation of its business at the quantities and levels it requires. AdaptHealth may bear losses incurred as a result of, among other things, physical damage to or destruction of its facilities (such as patient service offices and warehouses), loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change. Governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on greenhouse gas (“GHG”) emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. In October 2023, the state of California enacted the Climate Corporate Data Accountability Act ("SB-253"), which mandates the disclosure of GHG emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act ("SB-261"), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. Both California laws require initial disclosures in 2026. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on AdaptHealth. At the present time, we cannot predict their potential effect on AdaptHealth's capital expenditures or results of operations.

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
Implemented Regulation
As a provider of home oxygen, respiratory and other chronic therapy equipment to the home healthcare market, AdaptHealth participates in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Providers of home oxygen and other respiratory therapy services and equipment have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly persons suffering from respiratory diseases utilizing Medicare benefits. Durable medical equipment, including oxygen equipment, is traditionally reimbursed by Medicare based on fixed fee schedules.
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
Impact of Competitive Bidding. The MMA legislation directly impacted reimbursement for the primary respiratory and other DME products that AdaptHealth provides. Among other things, the MMA established a competitive acquisition program for DME. The MMA instructed CMS to establish and implement programs under which competitive acquisition areas would be established throughout the U.S. for the purposes of awarding contracts for the furnishing of competitively priced items of DME, including oxygen equipment. For each competitive acquisition area, CMS is required to conduct an auction under which providers submit bids to supply certain covered items of DME. Successful bidders are expected to meet certain program quality standards, volume commitments and surety bond requirements in order to be awarded a contract, and only successful bidders can supply the covered items to Medicare beneficiaries in the respective acquisition area. There are, however, regulations in place that allow non-contracted suppliers to continue to provide equipment and services to their existing customers at the new prices determined through the bidding process. Competitive bidding contracts are expected to be re-bid at least every three years. CMS is required to award contracts to multiple entities submitting bids in each area for an item or service but has the authority to limit the number of contractors in a competitive acquisition area to the number it determines to be necessary to meet projected demand.

In March 2019, CMS announced that it would consolidate all rounds and areas of the DMEPOS Competitive Bidding Program (“CBP”) into a single round of competition effective January 1, 2021 named “Round 2021.” Round 2021 contracts became effective on January 1, 2021 and extended through December 31, 2023. CMS included 16 product categories in Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings and that contract awards would only be made for off-the-shelf (“OTS”) knee and back braces. All other product categories were removed from Round 2021. For the years ended December 31, 2024, 2023, and 2022, net revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth has obtained contracts for OTS knee and back braces and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on AdaptHealth.

On May 25, 2023, CMS announced a temporary gap period for the CBP starting January 1, 2024, following the expiration of all Round 2021 contracts for OTS knee and back braces on December 31, 2023. The gap period commenced as anticipated and CMS has yet to announce when the temporary gap period for the CBP will end but indicated that it would start the bidding process for the next CBP round after it completes the formal notice and comment rulemaking process and implements necessary changes to the CBP to establish sustainable processes, save money for Medicare patients and taxpayers, limit fraud, waste, and abuse, and ensure patient access to quality items and services. During the temporary gap period, any Medicare-enrolled DMEPOS supplier may furnish DMEPOS items and services to patients, with payment in former CBAs based on 100% of the single payment amount for that CBA (increased by the projected percentage change in Consumer Price Index for All Urban Consumers) and payment in non-CBAs based on fully adjusted rates per the applicable methodology under 42 C.F.R. § 414.210(g).
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
Durable Medical Equipment Medicare Administrative Contractor. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, certain provisions under CMS guidance manuals, local coverage determinations, and the DME Medicare Administrative Contractors (“MAC”) Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and other government contractors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. If treating physicians do not adequately document, among other things, their diagnoses and plans of care, the risk that AdaptHealth will be subject to audits and payment denials may increase. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual supplier and industry-wide perceived error rates. High error rates could lead to further audit activity and regulatory burdens and could result in AdaptHealth making significant refunds and other payments to Medicare and other government programs. Accordingly, AdaptHealth’s future revenues and cash flows from government healthcare programs may be delayed and/or reduced. Private payors also may conduct audits and may take legal action to recover alleged overpayments. AdaptHealth could be adversely affected in some of the markets in which it operates if the auditing payor alleges substantial overpayments were made to AdaptHealth due to coding errors or lack of documentation to support medical necessity determinations. AdaptHealth cannot currently predict the adverse impact these measures might have on its financial condition and results of operations, but such impact could be material.

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

For example, in June 2021, AdaptHealth received notice from Philips that certain ventilator, BiPAP, and CPAP devices would be included in a Philips voluntary recall due to potential health risks to patients. As a result, it was not possible to purchase these products from Philips, which led to shortages in the supply chain, and other suppliers were unable to meet the strong patient demand for these products; however, subsequent to December 31, 2021, there was improved ability to purchase these products from alternative suppliers. AdaptHealth cannot predict fully the potential legal, regulatory, and financial risks that may arise out of the recall. Additionally, AdaptHealth has been named in and may be subject to future litigation related to the recall, including but not limited to individual and putative class action claims related to personal injury for devices affected by the recall as well as claims regarding repair and replacement of devices affected by the recall. AdaptHealth cannot predict what additional actions will be required of AdaptHealth by the Food and Drug Administration ("FDA") or other state or federal agencies related to the recall.

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
Many companies, including AdaptHealth, have experienced increased supply chain and labor challenges. Materials, equipment and labor shortages, shipping, logistics and other delays and other supply chain and related disruptions have made it more difficult and costly for AdaptHealth to obtain products or services from third parties. If these types of disruptions continue to occur, a material adverse effect on AdaptHealth’s business, financial condition, results of operations and cash flows could result. Continued labor shortages have driven a significant increase in competition throughout the industry to attract and retain talent and have also led to increased labor costs.

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
Increases in inflation have had, and may continue to have, an adverse effect on AdaptHealth. Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. The cost to manufacture and distribute the equipment and products that AdaptHealth provides to patients is influenced by the cost of materials, labor, and transportation, including fuel costs. AdaptHealth continues to experience inflationary pressure and higher costs as a result of the increasing cost of materials, labor and transportation. The increase in the cost of equipment and products is due in part to a shortage in the availability of certain products, the higher cost of shipping, and general inflationary cost increases. Additionally, it is not certain that AdaptHealth will be able to pass increased costs onto customers to offset inflationary pressures. Continuing increases in inflation could have an impact the overall demand for AdaptHealth’s products and services, its costs for labor, equipment and products, and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. In addition, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing, workforce wage pressure, and other operational overhead could adversely affect AdaptHealth’s financial results. Although there have been recent increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s primary mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescriptions, orders and delivery.

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
AdaptHealth’s business depends on the proper functioning and availability of its computer systems and networks and those of third parties on which it relies. AdaptHealth relies on an external service provider to provide continual maintenance, upgrading and enhancement of AdaptHealth’s primary information systems used for its operational needs. AdaptHealth licenses third-party software that supports intake, personnel scheduling and other human resources functions, office clinical and centralized billing and receivables management in an integrated database, enabling AdaptHealth to standardize the care delivered across its network of locations and monitor its performance and consumer outcomes. AdaptHealth also uses a third-party software provider for its order processing and inventory management platform. To the extent that its third-party providers fail to support, maintain and upgrade such software or systems, or if AdaptHealth loses its licenses with third-party providers, the efficiency of AdaptHealth’s operations could be disrupted or reduced.

The risk of a security breach or system disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. AdaptHealth or its third-party vendors may experience cybersecurity and other security incidents, including such incidents that remain undetected for an extended period. A cybersecurity attack or other incident that bypasses AdaptHealth’s or its third-party vendors' information security measures or controls could cause a security breach that may lead to a material disruption to AdaptHealth's information systems infrastructure or business and/or involve a significant loss of business or patient health or other protected data or information. If a cybersecurity attack affects the confidentiality, integrity or availability of AdaptHealth’s or its third-party vendors' systems, or if an unauthorized attempt to access such systems or AdaptHealth's facilities were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property and could cause operational or business delays that may materially impact AdaptHealth’s ability to provide various healthcare services.
Even when a security breach is detected, the full extent of the breach may not be determined immediately. If AdaptHealth experiences a reduction in the performance, reliability, or availability of its information systems, its operations and ability to process transactions and produce timely and accurate reports could be materially adversely affected. If AdaptHealth experiences difficulties with the transition and integration of information systems or is unable to implement, maintain, or expand its systems properly, AdaptHealth could suffer from, among other things, operational disruptions, delays, cessation of service, regulatory problems, increases in administrative expenses and other harm to its business, operations, and competitive position.

There can be no assurance that AdaptHealth’s and its third-party software providers’ safety and security measures and disaster recovery plans will prevent damage, interruption, breach of their information systems and operations or data loss. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, AdaptHealth or its third-party software providers may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications AdaptHealth develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of its information systems. Unauthorized parties may attempt to gain access to AdaptHealth’s systems or facilities, or those of third parties with whom AdaptHealth does business, including its confidential managed file transfer software providers, through fraud or other forms of deceiving its employees or contractors (e.g., social engineering). Costs and potential problems and interruptions associated with any such unauthorized access or the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems and technology, including systems and technology intended to protect against unauthorized access, also could disrupt or reduce the efficiency of AdaptHealth’s operations.

Any successful cybersecurity attack or other unauthorized access to AdaptHealth’s, AdaptHealth’s third-party vendors’, or any of its or their acquisition targets’ systems, facilities or patient health information also could result in negative publicity, which could damage AdaptHealth’s reputation or brand with its patients, referral sources, payors or other third parties and could subject AdaptHealth to substantial penalties under HIPAA and other federal and state data protection laws, in addition to costs and potential damages associated with any private litigation brought by affected individuals. Failure to maintain the security and functionality of AdaptHealth’s information systems and related software or to contract with third parties which do, or a failure to reasonably defend against a cybersecurity attack or other attempt to gain unauthorized access to AdaptHealth’s, AdaptHealth’s third-party vendors’, or any of its or their acquisition targets’ systems, facilities or patient health information, could expose AdaptHealth to a number of adverse consequences, the vast majority of which are or may not be insurable, including, but not limited to, disruptions in AdaptHealth’s operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, FTC, the Office of Inspector General or state attorneys general), private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, all or any of which could adversely impact AdaptHealth’s financial condition and results of operations.
AdaptHealth's financial performance is affected by continuing efforts by private third-party payors to control their costs, and if AdaptHealth agrees to lower its reimbursement rates due to pricing pressures from such private third-party payors, AdaptHealth’s financial condition and results of operations would likely deteriorate.
AdaptHealth derived approximately 61% and 60% of its net revenue for the years ended December 31, 2024 and 2023, respectively, from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and AdaptHealth may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.
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
Payors that provide coverage for products supplied by AdaptHealth can make changes to their plans and benefit designs that can have an adverse impact on AdaptHealth’s revenue and operations. For example, some payors have shifted coverage for CGMs from the medical benefit to the pharmacy benefit for their insureds. The impact of changing the benefit can include changes to the types of providers that can provide CGMs, increased competition from pharmacies, changes to covered amounts, and changes to patient deductibles. Additionally, including CGMs under the pharmacy benefit could allow pharmacy benefit managers to attempt to restrict how beneficiaries obtain CGMs, including attempts to shift to specifically contracted providers with reduced reimbursement to the supplier or pharmacy. Net revenue from AdaptHealth's Diabetes Health segment declined for the year ended December 31, 2024, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel, as well as the effect from manufacturers bringing additional distribution business in-house and a decrease in CGM patient census.

Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.
AdaptHealth generated approximately 30% of its net revenue for each of the years ended December 31, 2024 and 2023 through the sale of masks, tubing and other ancillary products related to patients utilizing CPAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.
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
Approximately 41% and 40% of AdaptHealth’s net revenue for the years ended December 31, 2024 and 2023, respectively, was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies for the treatment of OSA. There can be no assurance that AdaptHealth's sleep therapy equipment and supplies will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand for its equipment and supplies or to maintain meaningful market acceptance may harm its business and future prospects.
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

AdaptHealth may be adversely affected if it is unable to maintain current levels of collectability, and the deterioration of the financial condition of AdaptHealth’s payors or disputes with third parties could have a significant negative impact on its financial condition and results of operations.
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
The sleep therapy equipment, home respiratory, mobility equipment and diabetes medical devices and supplies markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. The primary competitive factors are quality considerations such as responsiveness, access to payor contracts, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of AdaptHealth’s competitors may now or in the future have greater financial resources or more effective sales and marketing activities. AdaptHealth’s largest national home respiratory/home medical equipment provider competitors include Owens & Minor Inc., Lincare Holdings Inc., Rotech Healthcare, Inc., Cardinal Health, Inc. and Quipt Home Medical Corp. The rest of the homecare market in the United States consists of regional providers and product-specific providers, as well as numerous local organizations. Hospitals and health systems are routinely looking to provide coverage and better control of post-acute healthcare services, including homecare services of the types AdaptHealth provides. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value-based purchasing and other payment systems.
New entrants to the sleep therapy equipment, home respiratory/home medical equipment and diabetes medical devices and supplies markets could have a material adverse effect on AdaptHealth’s business, results of operations and financial condition. A number of manufacturers of home respiratory equipment currently provide equipment directly to patients on a limited basis. Such manufacturers have the ability to provide their equipment at prices below those charged by AdaptHealth, and there can be no assurance that such direct-to-patient sales efforts will not increase in the future or that such manufacturers will not seek reimbursement contracts directly with AdaptHealth’s third-party payors, who could seek to provide equipment directly to patients from the manufacturer. In addition, pharmacy benefit managers, including CVS Health Corporation and the Optima business of UnitedHealth Group Incorporated, could enter the HME market and compete with AdaptHealth. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and have entered the healthcare market. In the event such companies enter the HME market, AdaptHealth may experience a loss of referrals or revenue.
Changes in medical equipment technology and development of new treatments may cause AdaptHealth’s current equipment or services to become obsolete.
AdaptHealth evaluates changes in home medical equipment technology and treatments on an ongoing basis for purposes of determining the feasibility of replacing or supplementing items currently included in the patient service equipment inventory and services that AdaptHealth offers patients. AdaptHealth’s selection of medical equipment and services is formulated based on a variety of factors, including overall quality, functional reliability, availability of supply, payor reimbursement policies, product features, labor costs associated with the technology, acquisition, repair and ownership costs and overall patient and referral source demand, as well as patient therapeutic and lifestyle benefits.

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

The use or anticipated use of artificial intelligence (“AI”) technologies, including generative AI, by us or third parties, may increase or create new operational risks.

AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that they may be misused, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner. The relative newness of the technology, the speed at which it is being adopted, and the paucity of laws, regulations or standards expressly and specifically governing its use increases these risks. Any such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could cause competitive harm.

AdaptHealth’s operations involve the transport of compressed and liquid oxygen, which carries an inherent risk of rupture or other accidents with the potential to cause substantial loss, and have involved the operation of medical gas facilities that are subject to federal and state regulations, which requires significant compliance oversight and expenses.

AdaptHealth’s operations are subject to the many hazards inherent in the transportation of medical gas products and compressed and liquid oxygen, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of AdaptHealth’s related operations. If a significant accident or event occurs, it could adversely affect AdaptHealth’s business, financial position and results of operations. Additionally, corrective action plans, fines, or other sanctions may be levied by government regulators that oversee transportation of hazardous materials such as compressed or liquid oxygen.

AdaptHealth provides a significant number of patients with oxygen-based therapy, and from time to time, AdaptHealth has operated medical gas facilities in several states subject to federal and state regulatory requirements. AdaptHealth’s medical gas facilities and operations are subject to extensive regulation by the FDA and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the federal Food, Drug and Cosmetic Act. Among other requirements, the FDA’s current Good Manufacturing Practice (“cGMP”) regulations impose certain quality control, documentation and record keeping requirements on the receipt, processing and distribution of medical gas. Further, in each such state, its medical gas facilities are subject to regulation under state health and safety laws, which vary from state to state. The FDA and state authorities conduct periodic unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations, and AdaptHealth expends significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations and other federal and state law requirements at each of its medical gas facilities. AdaptHealth also complies with the FDA’s requirement for medical gas providers to register their sites with the agency. There can be no assurance, however, that these efforts will be successful and that AdaptHealth’s medical gas facilities will maintain compliance with federal and state law regulations. Failure by AdaptHealth to maintain regulatory compliance at its medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, or suspensions in operations at one or more locations, and civil or criminal penalties which would materially harm its business, financial condition, results of operations, cash flow, capital resources and liquidity.

AdaptHealth currently outsources, and from time to time in the future may outsource, a portion of its internal business functions to third-party providers, which has significant risks, and AdaptHealth’s failure to manage these risks successfully could materially adversely affect its business, results of operations, and financial condition.

AdaptHealth currently outsources, and from time to time in the future may outsource, portions of its internal business functions, including billing and administrative functions relating to revenue cycle management and accounts payable, to third-party providers in India, the Philippines and Guyana, South America, and utilizes third-party managed file transfer software providers to transfer its sensitive and protected customer data. These third-party providers may not comply on a timely basis with all of AdaptHealth’s requirements, or may not provide AdaptHealth with an acceptable level of service or may not properly protect AdaptHealth’s and its customers’ confidential or protected data. This could result in significant disruptions in AdaptHealth’s operations and significantly increase costs to undertake AdaptHealth’s operations, either of which could damage AdaptHealth’s relationships with its customers. In addition, AdaptHealth’s outsourced functions may be negatively impacted by any number of factors, including: political unrest; public health crises; social unrest; cyber-attacks; terrorism; war; vandalism; currency fluctuations; changes to the laws of India, the Philippines, Guyana, South America, the United States or any other jurisdictions in which AdaptHealth does business or outsources operations; or increases in the cost of labor and supplies in India, the Philippines, Guyana, South America, or any other jurisdiction in which AdaptHealth outsources any portion of its internal or other business functions. AdaptHealth’s outsourced operations may also be affected by trade restrictions, such as tariffs or other trade controls. As a result of its outsourcing activities, it may also be more difficult for AdaptHealth to recruit and retain qualified employees for its business needs at any time. AdaptHealth’s failure to successfully outsource certain of its business functions could materially adversely affect its business, results of operations, and financial condition.

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
AdaptHealth’s strategic growth plan, which historically involved the acquisition of other companies, may not succeed.
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
AdaptHealth’s strategic plan historically involved acquisitions of home medical equipment providers and such acquisitions remain an element of AdaptHealth's strategy. AdaptHealth may face increased competition for attractive acquisition candidates, which may limit the number of acquisition opportunities available to AdaptHealth or lead to the payment of higher prices for its acquisitions. Without successful acquisitions, AdaptHealth’s future growth rate could decline. In addition, AdaptHealth cannot guarantee that any future acquisitions, if consummated, will result in further growth.
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
Political and economic conditions, including significant global or regional developments such as economic and political events, the imposition of tariffs, international conflicts (including the ongoing war in Ukraine and the conflict in the Middle East), natural disasters and public health crises that are out of AdaptHealth’s control, could adversely affect its revenue, financial condition and results of operations.

AdaptHealth’s business can be affected by a number of factors that are beyond its control, such as general geopolitical, economic and business conditions, including slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven economic recovery, government actions or changes in trade policy in the United States and other countries impacting trade agreements including the imposition of trade restrictions such as tariffs and retaliatory counter measures, government deficit reduction, tax legislation increasing the federal corporate income tax rates, natural and other disasters, public health crises affecting the operations of AdaptHealth or its customers or suppliers, staffing shortages, production slowdowns or stoppages, raw material shortages and disruptions in delivery systems. We continue to monitor the worsening macroeconomic conditions, such as the war in Ukraine, the conflict in the Middle East and global geopolitical tension. Turmoil in the financial markets, including in the capital and credit markets, and any uncertainty over its breadth, depth and duration may put pressure on the global economy and could have a negative effect on AdaptHealth’s business. If conditions in the global economy, U.S. economy or other key vertical or geographic markets are weak or uncertain, AdaptHealth could experience material adverse impacts on its revenue, financial condition and results of operations.

AdaptHealth’s current insurance program is expensive to maintain and may expose it to unexpected costs and negatively affect its business, financial condition and results of operations, particularly if it incurs losses not covered by its insurance or if claims or losses differ from its estimates.

There is an inherent risk of liability in the provision of healthcare services. As a participant in the healthcare industry, AdaptHealth may periodically be subject to lawsuits, some of which may involve large claims and significant costs to defend, such as mass tort or other class actions. Although AdaptHealth’s insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that it believes are reasonable based on its operations, the coverage under its insurance programs may not be adequate to protect it in all circumstances. AdaptHealth’s insurance policies contain exclusions and conditions that could have a materially adverse impact on AdaptHealth’s ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. Additionally, insurance companies that currently insure companies in AdaptHealth’s industry may cease to do so, may change the coverage provided, or may substantially increase premiums in the future. The incurrence of losses and liabilities that exceed AdaptHealth’s available coverage could therefore have a material adverse effect on its business, financial condition and results of operations.

AdaptHealth also maintains Directors and Officers ("D&O") Liability insurance coverage to protect all of its directors and executive officers. As premiums for insurance covering directors' and officers' liability are rising, AdaptHealth may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. There can be no assurance that this D&O coverage will be sufficient to cover the costs of the events that may lead to its invocation, in which case, there could be an adverse impact on AdaptHealth's financial condition, should such an unforeseen event occur. As a result, it may be more difficult for us to attract and retain qualified people to serve on AdaptHealth's board of directors, its board committees, or as executive officers.

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
AdaptHealth derived approximately 26% and 27% of its net revenue for the years ended December 31, 2024 and 2023, respectively, from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders, and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. Changes enacted by a new presidential administration or Congress may impact Medicare and Medicaid programs, as well as insurance plans offered on the Affordable Care Act exchanges. These changes can result in reduction of reimbursements to AdaptHealth, increased regulatory complexity, and a reduction in the number of beneficiaries covered by these programs or other changes that affect AdaptHealth. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. AdaptHealth may also be subject to pre-payment review of certain service lines or products and equipment as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.
As a result of the Public Health Emergency Declaration, National Emergency Declaration, and pursuant to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), among other things, CMS issued regulatory guidance indicating enforcement discretion and flexibility regarding the provisions of items and services by DMEPOS suppliers like AdaptHealth. These provisions were announced through blanket waivers under Section 1135 of the Social Security Act and two Interim Final Rules with Requests for Comment on April 6, 2020 and May 8, 2020, respectively, and through numerous forms of subregulatory guidance. These provisions included modifications of various requirements under CMS regulations and Medicare and Medicaid program rules that aim to expand the capacity of healthcare providers and suppliers to deliver healthcare services while minimizing the risk of viral exposure. CMS’s changes included the exercise of enforcement discretion with respect to the clinical conditions and face-to-face encounter requirements required under certain national and local coverage determinations applicable to certain items and supplies AdaptHealth offers.

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

The Statutory Pay-As-You-Go Act of 2010 ("PAYGO") required that automatic payment cuts of 4% be put into place if a statutory action is projected to create a net increase in the deficit over either five or 10 years. The enactment of the American Rescue Plan Act in 2021 would have triggered PAYGO sequestration in 2021. In the Protecting Medicare & American Farmers from Sequester Cuts Act, Congress delayed the PAYGO sequestration until January 1, 2023. The Consolidated Appropriations Act, 2023 (Public Law No: 117-328) further prevented implementation of the PAYGO Medicare 4% sequester through the end of 2024. On December 21, 2024, a continuing resolution that runs through March 14, 2025 was enacted, which reset PAYGO balances to zero. If not renewed, the PAYGO payment adjustment may adversely affect AdaptHealth.

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

On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York issued a civil investigative demand to a subsidiary of AdaptHealth, pursuant to the False Claims Act, 31 U.S.C. § 3733 ("FCA") regarding whether the subsidiary submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. AdaptHealth is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on AdaptHealth.

On July 29, 2024, the U.S. Attorney’s Office for the District of South Carolina issued a civil investigative demand to AdaptHealth pursuant to the FCA surrounding whether AdaptHealth submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for humidifiers that are integrated with CPAP devices and provided to patients from January 1, 2017 to the present. AdaptHealth is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on AdaptHealth.
HIPAA and its implementing regulations also created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
From time to time, AdaptHealth has been and is involved in various governmental audits, investigations and reviews related to its operations. Reviews and investigations can lead to government actions, resulting in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way AdaptHealth conducts business, loss of licensure, or exclusion from participation in Medicare, Medicaid or other government programs. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. If AdaptHealth fails to comply with applicable laws, regulations and rules, its financial condition and results of operations could be adversely affected. Furthermore, becoming subject to these governmental investigations, audits and reviews may result in substantial costs and divert management’s attention from the business as AdaptHealth cooperates with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues.

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
AdaptHealth has identified a number of areas throughout its operations, including revenue cycle management, fulfillment logistics, and accounts payable, where it has centralized and/or modified processes or systems in order to attain a higher level of productivity or ensure compliance. Failure to achieve the cost savings or enhanced quality control expected from the successful design and implementation of such initiatives may adversely impact AdaptHealth’s financial condition and results of operations. Additionally, Medicare and Medicaid often change their documentation requirements with respect to claims submissions. The standards and rules for healthcare transactions, code sets and unique identifiers such as ICD 10 and HIPAA 5010 and other data security requirements, also continue to evolve. Moreover, government programs and/or commercial insurance payors may have difficulty administering new standards and rules for healthcare transactions and this may adversely affect timelines of payment or payment error rates. The DMEPOS Competitive Bidding Program also imposes new reporting requirements on contracted providers. Failure by AdaptHealth to successfully design and implement system or process modifications could have a significant impact on its operations and financial condition. From time to time, AdaptHealth’s outsourced contractors for certain information systems functions, such as Brightree LLC and Parachute Health LLC, may make operational, leadership or other changes that could impact AdaptHealth’s plans and cost-savings goals. The implementation of many of the new standards and rules will require AdaptHealth to make substantial investments. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations. If AdaptHealth’s implementation efforts related to systems development are unsuccessful, AdaptHealth may need to write off amounts that it has capitalized related to systems development projects. Additionally, if systems development implementations do not occur, AdaptHealth may need to incur additional costs to support its existing systems.
If CMS requires prior authorization or implements changes in documentation necessary for AdaptHealth’s products, AdaptHealth’s revenue, financial condition and results of operations could be negatively impacted.
CMS has established and maintains a Master List of Items Frequently Subject to Unnecessary Utilization of certain DMEPOS items identified as being subject to unnecessary utilization. This list identifies items that CMS has determined could potentially be subject to prior authorization as a condition of Medicare payment. Since 2012, CMS has also maintained a list of categories of DMEPOS items that require face-to-face encounters with practitioners and written orders before the DMEPOS supplier may furnish the items to beneficiaries. In a final rule issued in 2019, CMS combined and harmonized the two lists to create a single unified list (the “Master List”). CMS also reduced the financial threshold for inclusion on the Master List. With certain exceptions for reductions in Payment Threshold (defined as an average purchase fee of $1,000 or greater, adjusted annually for inflation, or an average monthly rental fee of $100 or greater, adjusted annually for inflation), items remain on the Master List for ten years from the date the item was added to the Master List. The presence of an item on the Master List does not automatically mean that prior authorization is required. Under the 2019 final rule, CMS selects items from the Master List for inclusion on the “Required Prior Authorization List.” The expanded Master List would increase the number of DMEPOS items potentially eligible to be selected for prior authorization, face-to-face encounter and written order prior to delivery requirements as a condition of payment. CMS has added certain items that are part of AdaptHealth’s product lines to the Master List and CMS may include the Company’s products on the Required Prior Authorization List. In August 2022, CMS suspended the prior authorization requirement for specified orthosis items on the Required Prior Authorization List under certain circumstances when reported with certain modifiers, effective April 13, 2022. On January 17, 2023, CMS published the annual F2F/WOPD Required List update in a federal register announcement, which added 10 orthosis codes that are effective on April 17, 2023. To ensure practitioner involvement, these items will require an in person face-to-face encounter or telehealth encounter and also require a written order prior to delivery ("WOPD"). As CMS adds additional products to the Master List, expands the list of items subject to prior authorization, or expands face-to-face encounter requirements or provisions requiring a written order prior to delivery, these changes may adversely impact AdaptHealth’s revenue, financial condition and results from operations.

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

In March 2019, CMS announced that it would consolidate all rounds and areas of the DMEPOS Competitive Bidding Program into Round 2021, a single round of competition effective January 1, 2021, to consolidate prior CBAs. Round 2021 contracts became effective on January 1, 2021 and extended through December 31, 2023. CMS included 16 product categories in the Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.
On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that Round 2021 contract awards would only be made for off-the-shelf (OTS) knee and back braces. For the years ended December 31, 2024 and 2023, net revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth has obtained contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.

On May 25, 2023, CMS announced a temporary gap period for the CBP starting January 1, 2024, following the expiration of all Round 2021 contracts for OTS knee and back braces on December 31, 2023. The gap period commenced as anticipated and CMS has yet to announce when the temporary gap period for the CBP will end but indicated that it would start the bidding process for the next CBP round after it completes the formal notice and comment rulemaking process and implements necessary changes to the CBP to establish sustainable processes, save money for Medicare patients and taxpayers, limit fraud, waste, and abuse, and ensure patient access to quality items and services. During the temporary gap period, any Medicare-enrolled DMEPOS supplier may furnish DMEPOS items and services to patients, with payment in former CBAs based on 100% of the single payment amount for that CBA (increased by the projected percentage change in Consumer Price Index for All Urban Consumers) and payment in non-CBAs based on fully adjusted rates per the applicable methodology under 42 C.F.R. § 414.210(g).

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
Numerous federal and state laws and regulations addressing patient privacy and consumer privacy, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. Such laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. As a result, AdaptHealth’s practices may not have fully complied or may not fully comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by AdaptHealth or any of its third-party partners or service providers to comply with privacy policies or federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which they may be subject, or other legal obligations relating to privacy or consumer protection, could adversely affect AdaptHealth’s reputation, brand and business, and may result in claims, proceedings or actions against AdaptHealth by governmental entities, consumers, users, suppliers or others. These proceedings may result in financial liabilities or increased compliance costs, or may require AdaptHealth to change its operations, including ceasing the use or sharing of certain data sets, or otherwise substantially alter its business practices or procedures.
HIPAA and the HITECH Act and their implementing regulations require AdaptHealth to comply with standards for the use and disclosure of health information within AdaptHealth and with third parties, and the safeguarding of such information. HIPAA and the HITECH Act also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility, payment information, and privacy and security of individually identifiable health information.
HIPAA requires healthcare providers, including AdaptHealth, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed. The HITECH Act includes notification requirements for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations. HIPAA also provides for criminal penalties.
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for protected health information and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase AdaptHealth’s compliance costs and potential liability. Similar comprehensive privacy laws have been enacted or proposed in other U.S. states.
Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require AdaptHealth to publish statements that describe how it handles personal information and rights individuals may have to control the use of their personal information, including about the way AdaptHealth handles their personal information. If such notices that AdaptHealth publishes is considered untrue, it may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act.
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
The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population displacement or harm to health and well-being), compliance costs and transition risks (such as regulatory or technological changes) and other adverse effects. The effects could impair, among other things, the availability and cost of certain products and commodities and energy (including utilities), which may in turn may impact AdaptHealth's ability to procure goods or services required for the operation of its business at the quantities and levels it requires. AdaptHealth may bear losses incurred as a result of, among other things, physical damage to or destruction of its facilities (such as patient service offices and warehouses), loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change.

Governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on GHG emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. In October 2023, the state of California enacted SB-253, which mandates the disclosure of GHG emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act ("SB-261"), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. Both California laws require initial disclosures in 2026. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on AdaptHealth. At the present time, AdaptHealth cannot predict their potential effect on its capital expenditures or results of operations. These events and impacts could materially adversely affect AdaptHealth's business and results of operations.

Risks Related to Our Financial Condition
If AdaptHealth were required to write down all or part of its goodwill, its net earnings and net worth could be materially adversely affected.

AdaptHealth had $2.7 billion of goodwill recorded on its Consolidated Balance Sheets at December 31, 2024. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Goodwill is not amortized, rather, it is assessed at the reporting unit level for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. These triggering events might indicate a decline in AdaptHealth's fair value and would require AdaptHealth to further evaluate whether its goodwill has been impaired. If, as part of AdaptHealth’s annual review of goodwill, or if any triggering events are identified on an interim basis indicating a possible impairment of goodwill, AdaptHealth is required to write down all or a significant part of its goodwill, its net earnings and net worth would be materially adversely affected, which could affect AdaptHealth’s flexibility to obtain additional financing. In addition, if AdaptHealth’s assumptions used in preparing its valuations for purposes of impairment testing differ materially from actual future results, AdaptHealth may record impairment charges in the future and its financial results may be materially adversely affected. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value, and judgment about impairment triggering events. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates and discount rates. Several of these assumptions could vary among reporting units. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data. AdaptHealth performs a reconciliation between its market capitalization and its estimate of the aggregate fair value of the reporting units, including consideration of an estimated control premium. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future.

In the fourth quarter of 2024, AdaptHealth separated its single reporting unit into multiple reporting units as a result of organizational changes. Prior to this change, AdaptHealth performed a quantitative goodwill impairment test on its single reporting unit under the former structure. The fair value of AdaptHealth’s former reporting unit prior to the change was computed using (1) a discounted cash flow method which includes assumptions on the projected future cash flows, earnings, discount rates, working capital adjustments, long-term growth rates, and others, and (2) a market approach method to estimate value through the analysis of recent sales of comparable assets or business entities. The results of the impairment test indicated that the estimated fair value of AdaptHealth’s former reporting unit was greater than its carrying value, as such, AdaptHealth did not recognize a goodwill impairment charge as a result of the impairment test. Subsequent to the change, AdaptHealth reallocated goodwill to its four new reporting units using a relative fair value approach and performed a quantitative goodwill impairment test under the new structure. The fair values of AdaptHealth’s reporting units subsequent to the change were computed using the same methods described above. The impairment test performed subsequent to the change indicated that the estimated fair values of AdaptHealth’s reporting units were greater than their respective carrying values, as such, AdaptHealth did not recognize a goodwill impairment charge as a result of the impairment test.
As described above, AdaptHealth performed a quantitative goodwill impairment test subsequent to the change from separating its single reporting unit into multiple reporting units, which indicated that the estimated fair values of AdaptHealth’s reporting units were greater than their respective carrying values. While AdaptHealth's quantitative goodwill impairment test did not result in an impairment charge, based on the results of such test, the excess of the estimated fair values of AdaptHealth's Respiratory Health, Diabetes Health and Wellness at Home reporting units over their respective carrying values was less than 20% of such carrying values. In future periods, if AdaptHealth were to experience a decline in its market capitalization or expected results for its reporting units for a sustained period of time, AdaptHealth may be required to perform an additional quantitative goodwill impairment test at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.
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
We will continue to incur significant expenses and administrative burdens as a result of being a public company, which could have a material adverse effect on AdaptHealth's business, financial condition and results of operations.
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
AdaptHealth has no direct operations and no significant assets other than the ownership of AdaptHealth Holdings LLC ("AdaptHealth Holdings"). We depend on AdaptHealth Holdings and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations or to pay any dividends with respect to our Common Stock. Legal and contractual restrictions in agreements governing the indebtedness of subsidiaries of AdaptHealth Holdings may limit our ability to ultimately obtain cash from AdaptHealth Holdings. The earnings from, or other available assets of, AdaptHealth Holdings and its subsidiaries may not be sufficient to enable us to satisfy our financial obligations or pay any dividends on our Common Stock. To the extent that we require funds and AdaptHealth

Holdings or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.
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

As described in Item 9A. “Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of December 31, 2024 and our independent registered public accounting firm has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of December 31, 2024. We concluded that our internal control over financial reporting was ineffective as of December 31, 2024 because a material weakness existed in our internal control over financial reporting; such material weakness was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the prior fiscal year, and continued to exist as of December 31, 2024.

As described in Item 9A. “Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of December 31, 2023 as described in our December 31, 2023 Annual Report on Form 10-K because three material weaknesses existed in our internal control over financial reporting which were identified in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2023. We have taken a number of measures to remediate the material weaknesses identified as of December 31, 2023, and two of the three material weaknesses have been remediated as of December 31, 2024 as described in Item 9A, “Controls and Procedures”.

With respect to the material weakness that continues to exist as of December 31, 2024, we plan to continue to implement measures to remediate such material weakness as described in Item 9A. “Controls and Procedures”; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information.

If we are not able to implement additional internal controls and procedures in accordance with the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to conclude that our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us. In addition, we have and will continue to incur additional costs to remediate the material weaknesses in our internal control over financial reporting that are described in Item 9A. “Controls and Procedures”.
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

AdaptHealth’s board of directors previously authorized a share repurchase program for up to $200.0 million of AdaptHealth’s Common Stock, which expired on December 31, 2023. As of December 31, 2023, $43.3 million was repurchased under the share repurchase program.

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
As of December 31, 2024, OEP AHCO Investment Holdings, LLC and Deerfield Management Company, L.P. beneficially owned approximately 10% and 7% of AdaptHealth’s Common Stock, respectively. Additionally, Deerfield Management Company, L.P. beneficially owns 124,060.02 shares of Series B-1 Preferred Stock, which is convertible into 12,406,002 shares of Common Stock. As long as OEP AHCO Investment Holdings, LLC and/or Deerfield Management Company, L.P. own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our Charter, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

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
AdaptHealth, f/k/a DFB Healthcare Acquisitions Corp. ("DFB"), was originally formed in November 2017 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. On July 8, 2019, AdaptHealth Holdings entered into an Agreement and Plan of Merger (the "Merger Agreement"), as amended on October 15, 2019, with DFB, pursuant to which AdaptHealth Holdings combined with DFB (the "Business Combination"). The Business Combination closed on November 8, 2019. In connection with the Business Combination, the name of the combined company was changed to AdaptHealth Corp.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

AdaptHealth has physical, technical, and administrative security measures in place for Information Technology ("IT") systems, including a disaster recovery plan, designed to identify, protect, detect and respond to, and manage reasonably foreseeable cybersecurity risks and threats. This cyber risk management program is integrated into, and is part of, our overall enterprise risk management processes. AdaptHealth leverages applicable guidelines from standards such as the National Institute of Standards and Technology (“NIST”) Special Publication 800, and its disaster recovery plan is managed by AdaptHealth’s Chief Technology Officer (the “CTO”), Chief Information Officer (the “CIO”) and Chief Information Security Officer (the “CISO”), in collaboration across lines of business and corporate functions. AdaptHealth has internal programs to identify and remediate vulnerabilities in its infrastructure and applications, and it deploys market leading defense tools to protect and secure its network and data. These vulnerabilities and threats are also proactively monitored by AdaptHealth’s third party cybersecurity service providers.

AdaptHealth’s security measures aim to prevent cyber threats and vulnerabilities. This includes a vendor management and risk assessment program to ensure the third-party environments in which AdaptHealth’s data is stored or processed are built to standards sufficient to satisfy HIPAA security requirements. This includes a risk-based due diligence process in selecting third-party service providers, which covers the third-party vendor’s general IT controls and IT facilities used to service AdaptHealth’s business. AdaptHealth believes that these processes are essential to support its compliance, internal controls and efficiency initiatives.

During the period covered by this report, AdaptHealth has not identified any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect AdaptHealth, including its business strategy, results of operations or financial condition. For further discussion on AdaptHealth’s risks from cybersecurity threats, see Item 1A, Risk Factors - “AdaptHealth’s business depends on its information systems, including software licensed from or hosted by third parties, and any failure or significant disruption or effective cyber-attack on any of these systems, security breaches or improper disclosure of or loss of data could materially affect our business, results of operations and financial condition.”
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

The Audit Committee of AdaptHealth's Board is responsible for reviewing AdaptHealth's cybersecurity risks and incidents, and for overseeing management’s controls over information security. The Audit Committee considers and reviews, at least annually, with the Company's CTO, CIO and CISO, the adequacy and effectiveness of the Company’s monitoring of, and system of internal controls over, cybersecurity matters, including data and privacy protection policies and programs and the cybersecurity materiality matrix utilized to determine timely disclosures. The Audit Committee also discusses any significant cybersecurity incidents or risk exposures that have come to management’s attention during the conduct of their assessments and the steps management has taken to mitigate such exposures.
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
Item 3. Legal Proceedings
From time to time and in the normal course of business, the Company is involved in legal proceedings relating to its business. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such legal proceedings to have a material adverse effect on our business, financial condition or operating results. However, the Company’s assessment may change in the future based upon availability of new information and further developments in such legal proceedings. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. Regardless of the outcome of any particular legal proceedings and the merits of any particular claim, litigation can have a material adverse impact on the Company due to, among other reasons, any injunctive relief granted which could inhibit the Company’s ability to operate its business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. See Note 18, Commitments and Contingencies, and Item 7. “Management's Discussion and Analysis of Financial Results and Operations - Commitments and Contingencies," in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market Price of and Dividends on Registrant’s Common Equity and Related Stockholder Matters; Issuer Purchases of Equity Securities
Market Information
Our Common Stock is currently listed on Nasdaq under the symbol “AHCO.” As of February 21, 2025, there were 37 holders of record of shares of our Common Stock. Such number does not include beneficial owners holding our securities through nominee names.
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
Issuer Purchases of Equity Securities
There were no purchases of equity securities by us or any of our "affiliated purchasers," as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, during the quarter ended December 31, 2024.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with AdaptHealth Corp.'s ("AdaptHealth" or the "Company") consolidated financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences include, but are not limited to, those discussed in Item 1A, "Risk Factors," of this Annual Report on Form 10-K. Certain amounts that appear in this section may not sum due to rounding.

Re-segmentation

Effective October 1, 2024, AdaptHealth realigned its reportable segments as a result of organizational changes and to reflect the way AdaptHealth’s Chief Operating Decision Maker assesses performance and allocates resources. Under the current structure, AdaptHealth operates its business through four reportable segments that align to AdaptHealth’s product categories: Sleep Health, Respiratory Health, Diabetes Health, and Wellness at Home. All segment information is reflective of this current structure and prior period information has been recast to conform to the current period presentation. A description of the products and services provided within each of the Company’s four reportable segments is provided below. In addition, refer to the section titled Segment Results of Operations below for a discussion of the operating results of AdaptHealth's reportable segments.
Reclassifications
Prior to the quarter ended December 31, 2024, AdaptHealth classified certain expenses, primarily related to revenue cycle management costs, as a component of Cost of net revenue in its Consolidated Statements of Operations. Beginning in the quarter ended December 31, 2024, AdaptHealth has classified these costs within General and administrative expenses to better align with common industry practice. As such, AdaptHealth has classified these costs as General and administrative expenses in its Consolidated Statements of Operations for the year ended December 31, 2024, and has reclassified these costs in its Consolidated Statements of Operations for all prior periods presented in order to conform to the current year presentation. During the years ended December 31, 2023 and 2022, AdaptHealth reclassified $144.5 million and $162.7 million from Cost of net revenue to General and administrative expenses, respectively. The resulting reclassifications had no impact on AdaptHealth's historical reported net revenues, operating income (loss), or cash flows from operating activities, investing activities, and financing activities for any period.
AdaptHealth Corp. Overview
AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment ("HME"), medical supplies, and related services. The Company operates under four reportable segments that align with its product categories: (i) Sleep Health, (ii) Respiratory Health, (iii) Diabetes Health, and (iv) Wellness at Home. A description of the products and services provided within each of the Company’s four reportable segments is provided below.

Sleep Health

The Sleep Health segment provides sleep therapy equipment, supplies and related services (including CPAP and BiLevel services) to individuals for the treatment of obstructive sleep apnea.

Respiratory Health

The Respiratory Health segment provides oxygen and home mechanical ventilation equipment and supplies and related chronic therapy services to individuals for the treatment of respiratory diseases, such as chronic obstructive pulmonary disease and chronic respiratory failure.

Diabetes Health

The Diabetes Health segment provides medical devices, including continuous glucose monitors and insulin pumps, and related services to patients for the treatment of diabetes.

Wellness at Home

The Wellness at Home segment provides home medical equipment and services to patients in their homes including those who have been discharged from acute care and other facilities. The segment tailors a service model to patients who are adjusting to new lifestyles or navigating complex disease states by providing essential medical supplies and durable medical equipment.
The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2024, AdaptHealth serviced approximately 4.2 million patients annually in all 50 states through our network of approximately 660 locations in 47 states. The Company's principal executive offices are located at 220 West Germantown Pike, Suite 250, Plymouth Meeting, Pennsylvania 19462.

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
Key Components of Operating Results
Net Revenue. Net revenue is recognized for services and related products that AdaptHealth provides to patients for healthcare-at-home solutions including home medical equipment ("HME"), medical supplies and related services. Revenues are recognized either at a point in time for the sale of supplies and disposables, over the service period for equipment rental (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment), net of implicit price concessions for amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers, or in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements. Certain trends or uncertainties that may have a material impact on revenue growth and operating results include the Company's ability to obtain new patient starts and to generate referrals from patient referral sources and the ability to meet the increased demand considering inflationary pressures.
Cost of Net Revenue. Cost of net revenue primarily includes the cost of non-capitalized medical equipment and supplies, distribution expenses, labor costs, facilities and vehicle rental costs, and depreciation for capitalized patient equipment. Distribution expenses represent the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries, benefits and other costs related to drivers and dispatch personnel; and amounts paid to couriers.
General and Administrative Expenses. General and administrative expenses consist of corporate support costs including revenue cycle management costs, information technology, human resources, finance, contracting, legal, compliance, equity-based compensation, and other administrative costs.
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
Factors Affecting AdaptHealth’s Operating Results
AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:
Goodwill Impairment
AdaptHealth has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions AdaptHealth has made. Goodwill is not amortized, rather, it is assessed at the reporting unit level for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in AdaptHealth's stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. AdaptHealth performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a qualitative or quantitative basis. AdaptHealth first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. Under the qualitative assessment, the Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If determined necessary, AdaptHealth applies the quantitative impairment test to identify and measure the amount of impairment, if any, by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If under the quantitative test the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value, and judgment about impairment triggering events. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates and discount rates. Several of these assumptions could vary among reporting units. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data. The Company performs a reconciliation between its market capitalization and its estimate of the aggregate fair value of the reporting units, including consideration of an estimated control premium. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future.
During the year ended December 31, 2024, AdaptHealth recorded non-cash goodwill impairment charges totaling $13.1 million related to the disposition of certain immaterial custom rehab technology assets. The Company recognized an immaterial loss as a result of this transaction.
During the year ended December 31, 2023, AdaptHealth experienced declines in its market capitalization as a result of sustained decreases in AdaptHealth's stock price and also revised its financial projections. AdaptHealth considered these items to represent triggering events and performed a goodwill impairment test at each quarterly reporting date during 2023. Based on the results of the tests performed as of September 30, 2023 and December 31, 2023, it was concluded that the estimated fair value of AdaptHealth's reporting unit at that time was less than its carrying values at such dates; as such, AdaptHealth recognized an aggregate non-cash goodwill impairment charge of $830.8 million during the year ended December 31, 2023.
Debt
In September 2024, AdaptHealth entered into an amendment to the 2021 Credit Agreement (as defined below) (as amended, the “2024 Credit Agreement”). The 2024 Credit Agreement includes a $650 million term loan (the "2024 Term Loan") and $300 million in revolving credit commitments (the "2024 Revolver", and together with the 2024 Term Loan, the "2024 Credit Facility") with a $55 million letter of credit sublimit.
In January 2021, AdaptHealth refinanced its outstanding debt borrowings under its then existing credit agreement and entered into a new credit agreement, which was subsequently amended in April 2021 and March 2023 (the “2021 Credit Agreement”). The 2021 Credit Agreement included an $800 million term loan and $450 million in revolving credit commitments with a $55 million letter of credit sublimit. Outstanding borrowings under the 2021 Credit Agreement were refinanced in connection with the 2024 Credit Agreement as discussed above.
See section below, titled Liquidity and Capital Resources, for additional discussion related to AdaptHealth’s long-term debt.
Seasonality
AdaptHealth’s business experiences some seasonality. Its patients are generally responsible for a greater percentage of the cost of their treatment or therapy during the early months of the year due to co-insurance, co-payments and deductibles, and therefore may defer treatment and services of certain therapies until meeting their annual deductibles. In addition, changes to employer insurance coverage often go into effect at the beginning of each calendar year which may impact eligibility requirements and delay or defer treatment. Also, net revenue generated by AdaptHealth’s Diabetes Health segment is typically higher in the fourth quarter compared to the earlier part of the year due to the timing of when patients meet their annual deductibles and their associated reordering patterns. These factors may lead to lower net revenue and cash flow in the early part of the year versus the latter half of the year. Additionally, the increased incidence of respiratory infections during the winter season may result in initiation of additional respiratory services such as oxygen therapy for certain patient populations, which could impact the timing of revenue generated by AdaptHealth's Respiratory Health segment. AdaptHealth’s quarterly operating results may fluctuate significantly in the future depending on these and other factors.
Key Business Metrics
AdaptHealth focuses on Net revenue, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow as it reviews its performance. Refer to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow included in the non-GAAP measures section below.
Total net revenue is comprised of net sales revenue, net revenue from fixed monthly equipment reimbursements, and net revenue from capitated revenue arrangements. Net sales revenue consists of revenue recognized at a point in time for the sale of supplies and disposables. Net revenue from fixed monthly equipment reimbursements consists of revenue recognized over the service period for equipment (including, but not limited to, CPAP machines, oxygen concentrators, ventilators, hospital beds, wheelchairs and other equipment). Net revenue from capitated revenue arrangements consists of revenue recognized in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements. AdaptHealth’s revenue recognized under its capitation arrangements for the years ended December 31, 2023 and 2022 is included in net sales revenue and net revenue from fixed monthly equipment reimbursements by segment in the tables below, which was immaterial for those periods.

	Three Months Ended
Net Revenue	March 31, 2024		June 30, 2024		September 30, 2024		December 31, 2024
(in thousands, except revenue percentages)	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue:
Sleep Health	$237,592	30.0%	$242,526	30.1%	$246,895	30.6%	$265,319	31.0%	$992,332	30.4%
Respiratory Health	7,905	1.0%	8,033	1.0%	8,307	1.0%	8,443	1.0%	32,688	1.0%
Diabetes Health	146,979	18.5%	147,260	18.3%	137,099	17.0%	167,108	19.5%	598,446	18.4%
Wellness at Home	113,664	14.4%	118,586	14.7%	118,392	14.8%	116,663	13.6%	467,305	14.3%
Total net sales revenue	$506,140	63.9%	$516,405	64.1%	$510,693	63.4%	$557,533	65.1%	$2,090,771	64.1%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$80,690	10.2%	$82,053	10.2%	$81,530	10.1%	$83,456	9.7%	$327,729	10.1%
Respiratory Health	137,232	17.3%	138,898	17.2%	140,930	17.5%	141,469	16.5%	558,529	17.1%
Diabetes Health	2,279	0.3%	2,383	0.3%	2,437	0.3%	2,605	0.3%	9,704	0.3%
Wellness at Home	34,137	4.3%	34,992	4.3%	37,418	4.7%	37,548	4.4%	144,095	4.4%
Total net revenue from fixed monthly equipment reimbursements	$254,338	32.1%	$258,326	32.0%	$262,315	32.6%	$265,078	30.9%	$1,040,057	31.9%

Net revenue from capitated revenue arrangements:
Sleep Health	$7,052	0.9%	$6,976	0.9%	$7,379	0.9%	$7,745	0.9%	$29,152	0.9%
Respiratory Health	15,126	1.9%	14,455	1.8%	14,942	1.9%	15,410	1.8%	59,933	1.8%
Diabetes Health	1,598	0.2%	1,546	0.2%	1,536	0.2%	1,580	0.2%	6,260	0.2%
Wellness at Home	8,243	1.0%	8,267	1.0%	8,993	1.0%	9,299	1.1%	34,802	1.1%
Total net revenue from capitated revenue arrangements	$32,019	4.0%	$31,244	3.9%	$32,850	4.0%	$34,034	4.0%	$130,147	4.0%

Total net revenue
Sleep Health	$325,334	41.1%	$331,555	41.2%	$335,804	41.6%	$356,520	41.6%	$1,349,213	41.4%
Respiratory Health	160,263	20.2%	161,386	20.0%	164,179	20.4%	165,322	19.3%	651,150	19.9%
Diabetes Health	150,856	19.0%	151,189	18.8%	141,072	17.5%	171,293	20.0%	614,410	18.9%
Wellness at Home	156,044	19.7%	161,845	20.0%	164,803	20.5%	163,510	19.1%	646,202	19.8%
Total net revenue	$792,497	100.0%	$805,975	100.0%	$805,858	100.0%	$856,645	100.0%	$3,260,975	100.0%

	Three Months Ended
Net Revenue	March 31, 2023		June 30, 2023		September 30, 2023		December 31, 2023
(in thousands, except revenue percentages)	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue:
Sleep Health	$223,007	29.9%	$225,364	28.4%	$242,113	30.1%	$256,619	29.9%	$947,103	29.6%
Respiratory Health	7,839	1.1%	8,076	1.0%	10,632	1.3%	18,672	2.2%	45,219	1.4%
Diabetes Health	142,544	19.1%	165,021	20.8%	157,328	19.6%	182,538	21.3%	647,431	20.2%
Wellness at Home	118,865	16.0%	123,172	15.6%	122,052	15.2%	127,460	14.8%	491,549	15.4%
Total net sales revenue	$492,255	66.1%	$521,633	65.8%	$532,125	66.2%	$585,289	68.2%	$2,131,302	66.6%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$80,922	10.9%	$86,783	10.9%	$88,596	11.0%	$88,310	10.3%	$344,611	10.8%
Respiratory Health	134,723	18.1%	145,889	18.4%	143,752	17.9%	144,980	16.9%	569,344	17.8%
Diabetes Health	3,831	0.5%	3,886	0.5%	2,609	0.3%	2,282	0.3%	12,608	0.4%
Wellness at Home	32,895	4.4%	35,095	4.4%	36,949	4.6%	37,373	4.3%	142,312	4.4%
Total net revenue from fixed monthly equipment reimbursements	$252,371	33.9%	$271,653	34.2%	$271,906	33.8%	$272,945	31.8%	$1,068,875	33.4%

Total net revenue
Sleep Health	$303,929	40.8%	$312,147	39.3%	$330,709	41.1%	$344,929	40.2%	$1,291,714	40.4%
Respiratory Health	142,562	19.2%	153,965	19.4%	154,384	19.2%	163,652	19.1%	614,563	19.2%
Diabetes Health	146,375	19.6%	168,907	21.3%	159,937	19.9%	184,820	21.6%	660,039	20.6%
Wellness at Home	151,760	20.4%	158,267	20.0%	159,001	19.8%	164,833	19.1%	633,861	19.8%
Total net revenue	$744,626	100.0%	$793,286	100.0%	$804,031	100.0%	$858,234	100.0%	$3,200,177	100.0%

	Three Months Ended
Net Revenue	March 31, 2022		June 30, 2022		September 30, 2022		December 31, 2022
(in thousands, except revenue percentages)	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue:
Sleep Health	$203,551	28.8%	$203,635	28.0%	$207,214	27.4%	$216,671	27.8%	$831,071	28.0%
Respiratory Health	7,748	1.1%	7,631	1.0%	9,561	1.3%	8,504	1.1%	33,444	1.1%
Diabetes Health	151,359	21.4%	162,258	22.3%	169,075	22.3%	188,296	24.1%	670,988	22.6%
Wellness at Home	113,298	16.1%	119,129	16.4%	126,673	16.7%	121,077	15.5%	480,177	16.2%
Total net sales revenue	$475,956	67.4%	$492,653	67.7%	$512,523	67.7%	$534,548	68.5%	$2,015,680	67.9%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$57,938	8.2%	$65,661	9.0%	$72,423	9.6%	$76,683	9.8%	$272,705	9.2%
Respiratory Health	132,580	18.8%	128,866	17.7%	130,618	17.3%	128,633	16.5%	520,697	17.5%
Diabetes Health	3,946	0.6%	4,034	0.6%	4,211	0.6%	3,912	0.5%	16,103	0.5%
Wellness at Home	35,784	5.0%	36,401	5.0%	36,720	4.8%	36,505	4.7%	145,410	4.9%
Total net revenue from fixed monthly equipment reimbursements	$230,248	32.6%	$234,962	32.3%	$243,972	32.3%	$245,733	31.5%	$954,915	32.1%

Total net revenue
Sleep Health	$261,489	37.0%	$269,296	37.0%	$279,637	37.0%	$293,354	37.6%	$1,103,776	37.2%
Respiratory Health	140,328	19.9%	136,497	18.7%	140,179	18.6%	137,137	17.6%	554,141	18.6%
Diabetes Health	155,305	22.0%	166,292	22.9%	173,286	22.9%	192,208	24.6%	687,091	23.1%
Wellness at Home	149,082	21.1%	155,530	21.4%	163,393	21.5%	157,582	20.2%	625,587	21.1%
Total net revenue	$706,204	100.0%	$727,615	100.0%	$756,495	100.0%	$780,281	100.0%	$2,970,595	100.0%

Consolidated Results of Operations
Comparison of Year Ended December 31, 2024 and Year Ended December 31, 2023.
The following table summarizes AdaptHealth’s consolidated results of operations for the years ended December 31, 2024 and 2023:

(in thousands, except percentages)	Year Ended December 31,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
	(Unaudited)
Net revenue	$3,260,975	100.0%	$3,200,177	100.0%	$60,798	1.9%
Costs and expenses:
Cost of net revenue (a)	2,579,882	79.1%	2,576,110	80.4%	3,772	0.1%
General and administrative expenses (a)	359,238	11.0%	334,594	10.5%	24,644	7.4%
Depreciation and amortization, excluding patient equipment depreciation	45,045	1.4%	57,087	1.8%	(12,042)	(21.1)%
Goodwill impairment	13,078	0.4%	830,787	26.0%	(817,709)	(98.4)%
Total costs and expenses	2,997,243	91.9%	3,798,578	118.7%	(801,335)	(21.1)%
Operating income (loss)	263,732	8.1%	(598,401)	(18.7)%	862,133	(144.1)%
Interest expense, net	126,668	3.9%	130,299	4.1%	(3,631)	(2.8)%
Change in fair value of warrant liability	(4,021)	(0.1)%	(34,482)	(1.1)%	30,461	(88.3)%
Loss on extinguishment of debt	2,273	0.1%	—	—%	2,273	—%
Other loss, net	2,793	0.1%	29,566	0.9%	(26,773)	(90.6)%
Income (loss) before income taxes	136,019	4.1%	(723,784)	(22.6)%	859,803	(118.8)%
Income tax expense (benefit)	41,239	1.2%	(49,004)	(1.5)%	90,243	(184.2)%
Net income (loss)	94,780	2.9%	(674,780)	(21.1)%	769,560	(114.0)%
Income attributable to noncontrolling interests	4,358	0.1%	4,115	0.1%	243	5.9%
Net income (loss) attributable to AdaptHealth Corp.	$90,422	2.8%	$(678,895)	(21.2)%	$769,317	(113.3)%
(a) Certain amounts previously reported within Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 2(d), Reclassifications, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024 for additional discussion of such reclassification.
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Variance 2024 vs. 2023
(in thousands, except percentages)	$	%
	(Unaudited)
Revenue change driver:
Increase from non-acquired growth	$56,272	1.8%
Increase from acquisitions	4,526	0.1%
Total change in net revenue	$60,798	1.9%
Net revenue for the years ended December 31, 2024 and 2023 was $3,261.0 million and $3,200.2 million, respectively, an increase of $60.8 million or 1.9%. The increase in net revenue was primarily driven by non-acquired growth of $56.3 million, as well as acquisitions, which increased net revenue by $4.5 million.
Net revenue from AdaptHealth's Sleep Health segment increased by $57.5 million, or 4.5%, for the year ended December 31, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. Net revenue from AdaptHealth's Respiratory Health segment increased by $36.6 million, or 6.0%, for the year ended December 31, 2024 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. Net revenue from AdaptHealth's Diabetes Health segment decreased by $45.6 million, or 6.9%, for the year ended December 31, 2024 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel, as well as the effect from manufacturers bringing additional distribution business in-house and a decrease in CGM patient census. Net revenue from AdaptHealth's Wellness at Home segment increased by $12.3 million, or 1.9% for the year ended December 31, 2024 compared to the prior year period, primarily due to increased revenues from HME products and certain other product categories within this segment, partially offset by decreased revenues related to supplies. AdaptHealth's Sleep Health, Respiratory Health, and Wellness at Home segments, and to a lesser extent, its Diabetes Health segment, had increased revenues from capitated revenue arrangements for the year ended December 31, 2024 compared to the prior year period when such revenues were immaterial.
For the year ended December 31, 2024, net sales revenue comprised 64% of total net revenue, compared to 67% of total net revenue for the year ended December 31, 2023. For the year ended December 31, 2024, net revenue from fixed monthly equipment reimbursements comprised 32% of total net revenue, compared to 33% of total net revenue for the year ended December 31, 2023. For the year ended December 31, 2024, net revenue from capitated revenue arrangements comprised 4% of total net revenue. For the year ended December 31, 2023, net revenue from capitated revenue arrangements was immaterial.

Cost of Net Revenue.
The following table summarizes cost of net revenue for the years ended December 31, 2024 and 2023:

(in thousands, except percentages)	Year Ended December 31,
	2024		2023
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
(Unaudited)
Costs of net revenue:
Cost of products and supplies	$1,288,162	39.5%	$1,310,213	40.9%	$(22,051)	(1.7)%
Salaries, labor and benefits	730,597	22.4%	716,531	22.3%	14,066	2.0%
Patient equipment depreciation	320,289	9.8%	325,696	10.2%	(5,407)	(1.7)%
Rent and occupancy	71,874	2.2%	68,375	2.1%	3,499	5.1%
Other operating expenses	168,960	5.2%	155,295	4.9%	13,665	8.8%
Total cost of net revenue	$2,579,882	79.1%	$2,576,110	80.4%	$3,772	0.1%

Certain amounts previously reported within these categories of Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 2(d), Reclassifications, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024 for additional discussion of such reclassification.
Cost of net revenue for the years ended December 31, 2024 and 2023 was $2,579.9 million and $2,576.1 million, respectively, an increase of $3.8 million or 0.1%. Costs of products and supplies decreased by $22.1 million primarily related to a decrease in net sales revenue from AdaptHealth's Diabetes Health segment and the impact of credits received from a supplier related to certain product recalls which were recognized as a reduction to the cost of products and supplies in 2024, partially offset by general inflationary cost increases. Salaries, labor and benefits increased by $14.1 million, primarily due to increased salaries, benefits costs and annual merit increases, partially offset by cost savings actions implemented in the second half of 2023 resulting in headcount reductions. Patient equipment depreciation decreased by $5.4 million, primarily due to lower net revenue from fixed monthly equipment reimbursements, partially offset by higher medical equipment prices. The increase in other operating expenses was primarily due to higher distribution expenses, vehicle rental costs, and equipment repair costs.
General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2024 and 2023 were $359.2 million and $334.6 million, respectively, an increase of $24.6 million or 7.4%. This increase is primarily due to higher salaries, labor and benefits, professional and consulting fees, software costs, and increased legal reserves, partially offset by lower equity-based compensation expense and restructuring expenses related to a cost savings program that was implemented in 2023. General and administrative expenses as a percentage of net revenue was 11.0% in 2024, compared to 10.5% in 2023. General and administrative expenses in 2024 included $11.3 million of equity-based compensation expense, and other non-recurring expenses of $28.7 million, consisting of $13.9 million of consulting expenses associated with systems implementation activities, $4.5 million of consulting expenses associated with asset dispositions, $4.2 million of expenses associated with litigation, $3.8 million of severance charges (of which $3.0 million relates to the separation of the Company's former President), and $2.3 million of other expenses, primarily related to professional and consulting expenses. General and administrative expenses in 2023 included $17.7 million of equity-based compensation expense and other non-recurring expenses of $29.9 million, primarily consisting of $12.8 million of expenses associated with litigation, $6.5 million of expenses associated with cost savings initiatives, $5.6 million of consulting expenses associated with systems implementation activities, $2.9 million of severance relating to the separation of the Company's former CEO, and $1.0 million of transaction costs.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the years ended December 31, 2024 and 2023 was $45.0 million and $57.1 million, respectively, a decrease of $12.1 million, primarily related to lower intangible amortization expense.
Goodwill Impairment. The goodwill impairment charge for the year ended December 31, 2024 relates to the disposition of certain immaterial custom rehab technology assets during 2024. The Company performed a goodwill impairment test at each quarterly reporting date during 2023, and based on the results of the tests performed at September 30, 2023 and December 31, 2023, it was concluded that the estimated fair value of AdaptHealth’s reporting unit was less than its carrying values at such dates, as such, AdaptHealth recognized an aggregate non-cash goodwill impairment charge of $830.8 million in 2023. See Note 7, Goodwill and Identifiable Intangible Assets, for additional details.
Interest Expense, net. Interest expense, net for the years ended December 31, 2024 and 2023 was $126.7 million and $130.3 million, respectively, a decrease of $3.6 million. Interest expense related to AdaptHealth's credit agreement decreased by $7.3 million in 2024 compared to 2023 as a result of lower interest rates as well as lower average outstanding borrowings in 2024 compared to 2023. This decrease was partially offset by an increase of $1.5 million related to AdaptHealth's finance leases in 2024 compared to 2023. In addition, the impact from AdaptHealth's interest rate swap agreements reduced interest expense by $6.3 million and $8.5 million in 2024 and 2023, respectively.
Change in Fair Value of Warrant Liability. AdaptHealth had outstanding warrants to purchase shares of Common Stock, as discussed in Note 13, Stockholders' Equity – Warrants, to the accompanying December 31, 2024 consolidated financial statements. These warrants were liability-classified, and the change in fair value of the warrant liability represented a non-cash gain in 2024 and 2023 for the change in the estimated fair value of such liability during the respective periods. These warrants expired on November 8, 2024.

Other loss, net. Other loss, net for the year ended December 31, 2024 consisted of a pre-tax expense of $2.4 million for the change in fair value of shares of AdaptHealth's Common Stock that were issued in July 2024 following final court approval of the settlement of a previously disclosed securities class action lawsuit, as well as an expense of $0.9 million to settle a shareholder derivative complaint, partially offset by $0.5 million of equity income related to an equity method investment. Other loss, net for the year ended December 31, 2023 consisted of a pre-tax expense of $25.1 million relating to an agreement to settle a previously disclosed securities class action lawsuit, net of expected contributions from the Company’s insurers, $4.8 million of lease termination costs associated with a cost management program, $0.9 million of impairments of operating lease right-of-use assets, $1.2 million of expenses associated with other legal settlements, and a $0.3 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition, partially offset by income of $2.5 million related to changes in AdaptHealth’s estimated TRA liability, and $0.3 million of equity income related to an equity method investment.

Income Tax Expense/Benefit. Income tax expense for the year ended December 31, 2024 was $41.2 million compared to an income tax benefit of $49.0 million for the year ended December 31, 2023. The increase in income tax expense was primarily related to increased adjusted pre-tax income, net of warrant liability fair value adjustments and goodwill impairment charges. Additionally, the Company recognized a $1.0 million and $64.8 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges of $13.1 million and $830.8 million recognized during the years ended December 31, 2024 and 2023, respectively. See Note 7, Goodwill and Identifiable Intangible Assets, to the accompanying December 31, 2024 consolidated financial statements for additional details.
Comparison of Year Ended December 31, 2023 and Year Ended December 31, 2022.
The following table summarizes AdaptHealth’s consolidated results of operations for the years ended December 31, 2023 and 2022:

(in thousands, except percentages)	Year Ended December 31,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
	(Unaudited)
Net revenue	$3,200,177	100.0%	$2,970,595	100.0%	$229,582	7.7%
Costs and expenses:
Cost of net revenue (a)	2,576,110	80.4%	2,390,480	80.5%	185,630	7.8%
General and administrative expenses (a)	334,594	10.5%	324,814	10.9%	9,780	3.0%
Depreciation and amortization, excluding patient equipment depreciation	57,087	1.8%	64,890	2.2%	(7,803)	(12.0)%
Goodwill impairment	830,787	26.0%	—	—%	830,787	—%
Total costs and expenses	3,798,578	118.7%	2,780,184	93.6%	1,018,394	36.6%
Operating (loss) income	(598,401)	(18.7)%	190,411	6.4%	(788,812)	(414.3)%
Interest expense, net	130,299	4.1%	109,414	3.7%	20,885	19.1%
Change in fair value of warrant liability	(34,482)	(1.1)%	(17,158)	(0.6)%	(17,324)	101.0%
Other loss, net	29,566	0.9%	253	—%	29,313	11586.2%
(Loss) income before income taxes	(723,784)	(22.6)%	97,902	3.3%	(821,686)	(839.3)%
Income tax (benefit) expense	(49,004)	(1.5)%	24,769	0.8%	(73,773)	(297.8)%
Net (loss) income	(674,780)	(21.1)%	73,133	2.5%	(747,913)	(1022.7)%
Income attributable to noncontrolling interests	4,115	0.1%	3,817	0.1%	298	7.8%
Net (loss) income attributable to AdaptHealth Corp.	$(678,895)	(21.2)%	$69,316	2.4%	$(748,211)	(1079.4)%

(a) Certain amounts previously reported within Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 2(d), Reclassifications, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024 for additional discussion of such reclassification.
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
Net revenue from AdaptHealth's Sleep Health segment increased by $187.9 million, or 17.0%, for the year ended December 31, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. Net revenue from AdaptHealth's Respiratory Health segment increased by $60.4 million, or 10.9%, for the year ended December 31, 2023 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. Net revenue from AdaptHealth's Diabetes Health segment decreased by $27.1 million, or 3.9%, for the year ended December 31, 2023 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel, as well as the effect from manufacturers bringing additional distribution business in-house, partially offset by an increase in CGM patient census. Net revenue from AdaptHealth's Wellness at Home segment increased by $8.3 million, or 1.3% for the year ended December 31, 2023 compared to the prior year period, primarily due increased revenues from supplies and other product categories within this segment, partially offset by decreased revenues from HME products.
For the year ended December 31, 2023, net sales revenue comprised 67% of total net revenue, compared to 68% of total net revenue for the year ended December 31, 2022. For the year ended December 31, 2023, net revenue from fixed monthly equipment reimbursements comprised 33% of total net revenue, compared to 32% of total net revenue for the year ended December 31, 2022.

Cost of Net Revenue.
The following table summarizes cost of net revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$1,310,213	40.9%	$1,202,895	40.5%	$107,318	8.9%
Salaries, labor and benefits	716,531	22.3%	703,720	23.8%	12,811	1.8%
Patient equipment depreciation	325,696	10.2%	286,288	9.6%	39,408	13.8%
Rent and occupancy	68,375	2.1%	65,979	2.2%	2,396	3.6%
Other operating expenses	155,295	4.9%	131,598	4.4%	23,697	18.0%
Total cost of net revenue	$2,576,110	80.4%	$2,390,480	80.5%	$185,630	7.8%
Certain amounts previously reported within these categories of Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 2(d), Reclassifications, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024 for additional discussion of such reclassification.
Cost of net revenue for the years ended December 31, 2023 and 2022 was $2,576.1 million and $2,390.5 million, respectively, an increase of $185.6 million or 7.8%. Costs of products and supplies increased by $107.3 million primarily as a result of increased net sales revenue and general inflationary cost increases. Salaries, labor and benefits increased by $12.8 million, primarily due to increased benefit costs, annual merit increases, and workforce wage pressure driven by inflation, partially offset by cost savings actions driven by headcount reductions. Patient equipment depreciation was 10.2% of net revenue in 2023 compared to 9.6% in 2022, primarily as a result of higher medical equipment prices and rental counts.
General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2023 and 2022 were $334.6 million and $324.8 million, respectively, an increase of $9.8 million or 3.0%. This increase is primarily due to higher professional fees and equity-based compensation expense, partially offset by lower transaction costs. General and administrative expenses as a percentage of net revenue was 10.5% in 2023, compared to 10.9% in 2022. General and administrative expenses in 2023 included $17.7 million of equity-based compensation expense and other non-recurring expenses of $29.9 million, primarily consisting of $12.8 million of expenses associated with litigation, $6.5 million of expenses associated with cost savings initiatives, $5.6 million of consulting expenses associated with systems implementation activities, $2.9 million of severance relating to the separation of the Company's former CEO, and $1.0 million of transaction costs. General and administrative expenses in 2022 included $15.5 million of equity-based compensation expense and other non-recurring expenses of $25.7 million, primarily consisting of $11.7 million of consulting expenses associated with systems implementation activities and post-implementation support services, $7.4 million of expenses associated with litigation, and $6.0 million of transaction costs.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the years ended December 31, 2023 and 2022 was $57.1 million and $64.9 million, respectively, a decrease of $7.8 million, primarily related to lower intangible amortization expense.
Goodwill Impairment. The Company performed a goodwill impairment test at each quarterly reporting date during 2023, and based on the results of the tests performed at September 30, 2023 and December 31, 2023, it was concluded that the estimated fair value of AdaptHealth’s reporting unit was less than its carrying values at such dates, as such, AdaptHealth recognized an aggregate non-cash goodwill impairment charge of $830.8 million. See Note 7, Goodwill and Identifiable Intangible Assets, for additional details.
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
Change in Fair Value of Warrant Liability. AdaptHealth had outstanding warrants to purchase shares of Common Stock, as discussed in Note 13, Stockholders' Equity – Warrants, to the accompanying December 31, 2024 consolidated financial statements. These warrants were liability-classified, and the change in fair value of the warrant liability represented a non-cash gain in 2023 and 2022 for the change in the estimated fair value of such liability during the respective periods. These warrants expired on November 8, 2024.

Other loss, net. Other loss, net for the year ended December 31, 2023 consisted of a pre-tax expense of $25.1 million relating to an agreement to settle a previously disclosed securities class action lawsuit, net of expected contributions from the Company’s insurers, $4.8 million of lease termination costs associated with a cost management program, $0.9 million of impairments of operating lease right-of-use assets, $1.2 million of expenses associated with other legal settlements, and a $0.3 million charge for the increase in the fair value of a contingent consideration liability related to an acquisition, partially offset by income of $2.5 million related to changes in AdaptHealth’s estimated TRA liability, and $0.3 million of equity income related to an equity method investment. Other loss, net for the year ended December 31, 2022 consisted of $3.2 million of expenses associated with legal settlements, $2.2 million of increases in the fair value of contingent consideration liabilities related to acquisitions, and $0.2 million of other charges, offset by income of $2.9 million related to changes in AdaptHealth’s estimated TRA liability and $2.4 million in gains from asset sales.

Income Tax Expense/Benefit. Income tax benefit for the year ended December 31, 2023 was $49.0 million compared to income tax expense of $24.8 million for the year ended December 31, 2022. Income tax expense on ordinary income for the year ended December 31, 2023 decreased as compared to the year ended December 31, 2022 due to lower pre-tax income net of warrant liability fair value adjustments. Additionally, the Company recognized a $64.8 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges of $830.8 million recognized during the year ended December 31, 2023.
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

The following unaudited table presents the reconciliation of net income (loss) attributable to AdaptHealth Corp., to EBITDA and Adjusted EBITDA, and the reconciliation of net income (loss) attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
(in thousands except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net income (loss) attributable to AdaptHealth Corp.	$90,422	2.8%	$(678,895)	(21.2)%	$69,316	2.3%
Income attributable to noncontrolling interest	4,358	0.1%	4,115	0.1%	3,817	0.1%
Interest expense, net	126,668	3.9%	130,299	4.1%	109,414	3.7%
Income tax expense (benefit)	41,239	1.3%	(49,004)	(1.5)%	24,769	0.8%
Depreciation and amortization, including patient equipment depreciation	365,334	11.1%	382,783	12.0%	351,178	11.8%
EBITDA	628,021	19.2%	(210,702)	(6.5)%	558,494	18.7%
Equity-based compensation expense (a)	14,880	0.5%	22,468	0.7%	22,397	0.8%
Change in fair value of warrant liability (b)	(4,021)	(0.1)%	(34,482)	(1.1)%	(17,158)	(0.6)%
Goodwill impairment (c)	13,078	0.4%	830,787	26.0%	—	—%
Loss on extinguishment of debt (d)	2,273	0.1%	—	—%	—	—%
Litigation settlement expense (e)	3,338	0.1%	25,140	0.8%	—	—%
Other non-recurring expenses, net (f)	31,088	0.9%	37,584	1.1%	30,037	1.1%
Adjusted EBITDA	$688,657	21.1%	$670,795	21.0%	$593,770	20.0%
Adjusted EBITDA Margin		21.1%		21.0%		20.0%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents non-cash gains for the changes in the estimated fair value of the warrant liability. See Note 13, Stockholders’ Equity – Warrants, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024 for additional discussion of such non-cash gains. These warrants expired on November 8, 2024.
(c)The 2024 period includes non-cash goodwill impairment charges relating to the disposition of certain immaterial custom rehab technology assets. The 2023 period includes non-cash goodwill impairment charges as a result of the fair value of the Company’s reporting unit at that time being less than it's carrying value. See Note 7, Goodwill and Identifiable Intangible Assets, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024 for additional discussion of such impairment charges.
(d)Represents lender fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 12, Debt, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024 for additional discussion of such refinancing.
(e)The expense in 2024 includes a $2.4 million charge for the change in fair value of the shares of Common Stock of the Company that were issued in July 2024 following final court approval of a previously disclosed Securities Settlement, as well as an expense of $0.9 million to settle a shareholder derivative complaint. The expense in 2023 includes a charge relating to the Securities Settlement, net of contributions from the Company’s insurers. See Note 18, Commitments and Contingencies, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024 for additional discussion of such agreement.
(f)The 2024 period consists of $13.9 million of consulting expenses associated with systems implementation activities, $4.5 million of consulting expenses associated with asset dispositions, $4.2 million of expenses associated with litigation, $3.9 million of severance charges (primarily related to the separation of the Company's former President), $2.7 million write-down of assets, and $1.9 million of other non-recurring expenses. The 2023 period consists of $13.9 million of expenses associated with litigation, $7.1 million of severance charges (of which $2.9 million relates to the separation of the Company's former CEO), $5.6 million of consulting expenses associated with systems implementation activities, $5.2 million of consulting expenses associated with cost savings initiatives, $4.8 million of lease termination costs associated with a cost management program, $1.0 million of transaction costs and expenses related to integration efforts related to acquisitions, $0.9 million of net impairments of operating lease right-of-use assets as a result of vacating the leased facilities, and $1.6 million of other non-recurring expenses, offset by income of $2.5 million related to changes in AdaptHealth's estimated TRA liability. The 2022 period consists of $11.7 million of consulting expenses associated with systems implementation activities and post-implementation support services, $10.5 million of expenses associated with litigation, $6.0 million of transaction costs and expenses related to integration efforts related to acquisitions, a $0.8 million loss related to the write-off of an investment, and $3.9 million of net other non-recurring expenses, offset by income of $2.9 million related to changes in AdaptHealth’s estimated TRA liability.
Segment Results of Operations
Comparison of Year Ended December 31, 2024, Year Ended December 31, 2023 and Year Ended December 31, 2022
Operating segments are defined as components of a public entity for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and evaluating financial performance. AdaptHealth’s CODM is its Chief Executive Officer. AdaptHealth operates under four reportable segments that align with its product categories: (i) Sleep Health, (ii) Respiratory Health, (iii) Diabetes Health, and (iv) Wellness at Home.
The CODM evaluates performance of the reportable segments based on Adjusted EBITDA. Refer to the section above titled “EBITDA and Adjusted EBITDA” for the Company’s definition of Adjusted EBITDA.
The following table summarizes the performance of the Company’s reportable segments for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Consolidated Totals (a)
2024
Net revenue	$1,349,213	$651,150	$614,410	$646,202	$3,260,975
Adjusted EBITDA	348,744	200,112	60,525	79,276	688,657
2023
Net revenue	1,291,714	614,563	660,039	633,861	3,200,177
Adjusted EBITDA	348,703	177,033	79,616	65,443	670,795
2022
Net revenue	1,103,776	554,141	687,090	625,588	2,970,595
Adjusted EBITDA	$272,242	$161,405	$73,381	$86,742	$593,770
(a)     See Note 6, Segment Reporting, in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024 for a reconciliation of consolidated Adjusted EBITDA to consolidated income (loss) before income taxes.

Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the years ended December 31, 2024, 2023, and 2022:

				Increase/(Decrease)
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(in thousands, except percentages)	2024	2023	2022	Dollars	Percentage	Dollars	Percentage
Net revenue	$1,349,213	$1,291,714	$1,103,776	$57,499	4.5%	$187,938	17.0%
Less:
Cost of products and supplies (1)	424,388	391,206	320,095	33,182	8.5%	71,111	22.2%
Labor cost (1)	321,194	320,370	298,019	824	0.3%	22,351	7.5%
Other operating expenses (1)	126,761	120,021	111,488	6,740	5.6%	8,533	7.7%
Other segment items (2)	128,126	111,414	101,932	16,712	15.0%	9,482	9.3%
Adjusted EBITDA	$348,744	$348,703	$272,242	$41	—%	$76,461	28.1%
Adjusted EBITDA Margin	25.8%	27.0%	24.7%

Patient equipment depreciation	$161,911	$175,975	$153,591	$(14,064)	(8.0)%	$22,384	14.6%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Reporting, in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Sleep Health segment increased by $57.5 million, or 4.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, and increased by $187.9 million, or 17.0%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. These increases were primarily due to increased patient census driven by strong patient demand for sleep products, including CPAP resupply products. The increase for the year ended December 31, 2024 compared to the year ended December 31, 2023 was also attributable to higher revenues generated from capitated revenue arrangements.
Adjusted EBITDA
Adjusted EBITDA from the Sleep Health segment increased slightly for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to higher net revenue (as discussed above), offset by increased costs and expenses. The increase in the cost of products and supplies was primarily due to an increase in sales revenue, an increase in certain vendor pricing and general inflationary cost increases. The slight increase in labor cost was primarily due to increased salaries, benefits costs and annual merit increases, partially offset by cost savings actions implemented in the second half of 2023 resulting in headcount reductions. The increase in other operating expenses was primarily due to higher distribution expenses, vehicle rental costs and equipment repair costs, and higher operating overhead costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.

Adjusted EBITDA from the Sleep Health segment increased by $76.5 million or 28.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to higher net revenue (as discussed above), offset by increased costs and expenses. The increase in the cost of products and supplies was primarily due to an increase in sales revenue and general inflationary cost increases. The increase in labor cost was primarily due to increased salaries, benefits costs and annual merit increases, and was impacted by cost savings actions implemented in the second half of 2023 resulting in headcount reductions. The increase in other operating expenses was primarily due to higher distribution expenses, vehicle rental costs and equipment repair costs, and higher operating overhead costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.

Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the years ended December 31, 2024, 2023, and 2022:

				Increase/(Decrease)
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(in thousands, except percentages)	2024	2023	2022	Dollars	Percentage	Dollars	Percentage
Net revenue	$651,150	$614,563	$554,141	$36,587	6.0%	$60,422	10.9%
Less:
Cost of products and supplies (1)	119,865	132,013	102,008	(12,148)	(9.2)%	30,005	29.4%
Labor cost (1)	210,701	198,476	188,408	12,225	6.2%	10,068	5.3%
Other operating expenses (1)	54,300	49,560	43,901	4,740	9.6%	5,659	12.9%
Other segment items (2)	66,172	57,481	58,419	8,691	15.1%	(938)	(1.6)%
Adjusted EBITDA	$200,112	$177,033	$161,405	$23,079	13.0%	$15,628	9.7%
Adjusted EBITDA Margin	30.7%	28.8%	29.1%

Patient equipment depreciation	$95,546	$71,002	$65,750	$24,544	34.6%	$5,252	8.0%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Reporting, in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Respiratory Health segment increased by $36.6 million, or 6.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, and increased by $60.4 million, or 10.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. These increases were primarily due to increased patient census driven by strong patient demand for respiratory products. The increase for the year ended December 31, 2024 compared to the year ended December 31, 2023 was also attributable to higher revenues generated from capitated revenue arrangements.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment increased by $23.1 million, or 13.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to higher net revenue (as discussed above), offset by increased costs and expenses. The decrease in the cost of products and supplies was primarily due to a decrease in sales revenue and the impact of credits received from a supplier related to certain product recalls which were recognized as a reduction to the cost of products and supplies in 2024, partially offset by general inflationary cost increases. The increase in labor cost was primarily due to increased salaries, benefits costs and annual merit increases. The increase in other operating expenses was primarily due to higher distribution expenses, vehicle rental costs and equipment repair costs, and higher operating overhead costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Adjusted EBITDA from the Respiratory Health segment increased by $15.6 million, or 9.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to higher net revenue (as discussed above), offset by increased costs and expenses. The increase in the cost of products and supplies was primarily due to an increase in sales revenue, increased costs associated with the implementation of capitated revenue arrangements, and general inflationary cost increases. The increase in labor cost was primarily due to increased salaries, benefits costs and annual merit increases. The increase in other operating expenses was primarily due to higher distribution expenses, vehicle rental costs and equipment repair costs, and higher operating overhead costs.

Diabetes Health Segment
The following table summarizes the Diabetes Health segment’s performance for the years ended December 31, 2024, 2023, and 2022:

				Increase/(Decrease)
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(in thousands, except percentages)	2024	2023	2022	Dollars	Percentage	Dollars	Percentage
Net revenue	$614,410	$660,039	$687,090	$(45,629)	(6.9)%	$(27,051)	(3.9)%
Less:
Cost of products and supplies (1)	434,808	467,566	481,551	(32,758)	(7.0)%	(13,985)	(2.9)%
Labor cost (1)	50,776	48,908	64,052	1,868	3.8%	(15,144)	(23.6)%
Other operating expenses (1)	9,588	7,126	6,377	2,462	34.5%	749	11.7%
Other segment items (2)	58,713	56,823	61,729	1,890	3.3%	(4,906)	(7.9)%
Adjusted EBITDA	$60,525	$79,616	$73,381	$(19,091)	(24.0)%	$6,235	8.5%
Adjusted EBITDA Margin	9.9%	12.1%	10.7%

Patient equipment depreciation	$8,185	$10,182	$10,166	$(1,997)	(19.6)%	$16	0.2%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Reporting, in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Diabetes Health segment decreased by $45.6 million, or 6.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, and decreased by $27.1 million, or 3.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. These decreases were primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel, as well as the effect from manufacturers bringing additional distribution business in-house. The decrease in the 2024 period was also due to a decrease in CGM patient census, while the decrease in the 2023 period was partially offset by an increase in CGM patient census.
Adjusted EBITDA
Adjusted EBITDA from the Diabetes Health segment decreased by $19.1 million, or 24.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to lower net revenue (as discussed above), offset by decreased costs and expenses. The decrease in the cost of products and supplies was primarily due to a decrease in sales revenue, partially offset by general inflationary cost increases. The increase in labor cost was primarily due to increased severance expense from costs associated with investment in new leadership within the segment and increased salaries and benefits costs. The increase in other operating expenses was primarily due to higher operating overhead costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Adjusted EBITDA from the Diabetes Health segment increased by $6.2 million, or 8.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to lower net revenue (as discussed above), offset by decreased costs and expenses. The decrease in the cost of products and supplies was primarily due to a decrease in sales revenue, partially offset by general inflationary cost increases. The decrease in labor cost was primarily due to reductions in headcount. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.

Wellness at Home Segment
The following table summarizes the Wellness Health segment’s performance for the years ended December 31, 2024, 2023, and 2022:

				Increase/(Decrease)
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(in thousands, except percentages)	2024	2023	2022	Dollars	Percentage	Dollars	Percentage
Net revenue	$646,202	$633,861	$625,588	$12,341	1.9%	$8,273	1.3%
Less:
Cost of products and supplies (1)	309,101	319,428	299,241	(10,327)	(3.2)%	20,187	6.7%
Labor cost (1)	144,335	143,976	143,437	359	0.2%	539	0.4%
Other operating expenses (1)	47,767	45,397	34,648	2,370	5.2%	10,749	31.0%
Other segment items (2)	65,723	59,617	61,520	6,106	10.2%	(1,903)	(3.1)%
Adjusted EBITDA	$79,276	$65,443	$86,742	$13,833	21.1%	$(21,299)	(24.6)%
Adjusted EBITDA Margin	12.3%	10.3%	13.9%

Patient equipment depreciation	$54,647	$68,537	$56,781	$(13,890)	(20.3)%	$11,756	20.7%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Reporting, in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Wellness Health segment increased by $12.3 million, or 1.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, and increased by $8.3 million, or 1.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in the 2024 period is primarily due to increased revenues from HME products and certain other product categories within this segment, partially offset by decreased revenues related to supplies. The increase in the 2024 period was also attributable to higher revenues generated from capitated revenue arrangements. The increase in the 2023 period is primarily due to increased revenues from supplies and certain other product categories within this segment, partially offset by decreased revenues from non-core HME products.
Adjusted EBITDA
Adjusted EBITDA from the Wellness Health segment increased by $13.8 million, or 21.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to higher net revenue (as discussed above), and a slight decrease in costs and expenses. The decrease in the cost of products and supplies was primarily due to a decrease in sales revenue and improved margins in certain product categories within this segment, partially offset by general inflationary cost increases. The increase in other operating expenses was primarily due to higher operating overhead costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Adjusted EBITDA from the Wellness at Home segment decreased by $21.3 million, or 24.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to higher costs and expenses, offset by higher net revenue (as discussed above). The increase in the cost of products and supplies was primarily due to an increase in sales revenue and increased vendor pricing for certain product categories within this segment, and general inflationary cost increases. The increase in other operating expenses was primarily due to higher occupancy expenses and higher operating overhead costs. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.

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
Liquidity and Capital Resources
AdaptHealth’s principal sources of liquidity are its operating cash flows, borrowings under its credit agreements and other debt arrangements, and proceeds from equity issuances. AdaptHealth has used these funds to meet its capital requirements, which primarily consist of capital expenditures including patient equipment, product and supply costs, salaries, labor, benefits and other employee-related costs, third-party customer service, billing and collections and logistics costs, acquisitions, debt service, and to fund share repurchases. AdaptHealth’s future capital expenditure requirements will depend on many factors, including its patient volume and revenue growth rates.
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
As of December 31, 2024, AdaptHealth had approximately $109.7 million of cash.
In September 2024, AdaptHealth entered into an amendment to its existing credit agreement (as amended, the "2024 Credit Agreement"). The 2024 Credit Agreement included a $650 million term loan (the “2024 Term Loan”) and $300 million in revolving credit commitments with a $55.0 million letter of credit sublimit (the “2024 Revolver”, and together with the 2024 Term Loan, the "2024 Credit Facility"). The 2024 Credit Facility matures in September 2029. However, if the 6.125% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2027, then the 2024 Credit Facility will mature on May 1, 2028; and, if the 4.625% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2028, then the 2024 Credit Facility will mature on May 1, 2029. As of December 31, 2024, the outstanding borrowing under the 2024 Term Loan requires quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance is due in September 2029. During the year ended December 31, 2024, AdaptHealth made voluntary repayments on the 2024 Term Loan totaling $95.9 million. At December 31, 2024, there was $550.0 million outstanding under the 2024 Term Loan. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. AdaptHealth had no borrowings under the 2024 Revolver as of the date of this filing. At December 31, 2024, there was $22.4 million outstanding under letters of credit. As of the date of this filing, there were no outstanding borrowings under the 2024 Revolver. At December 31, 2024, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount AdaptHealth could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $277.6 million.
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
Under the 2024 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the 2024 Credit Agreement as of December 31, 2024.
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

At December 31, 2024, AdaptHealth LLC had $1,450.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes will be redeemable at AdaptHealth’s option, in whole or in part, at any time on or after March 1, 2025, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. AdaptHealth may also redeem some or all of the 5.125% Senior Notes before March 1, 2025 at a redemption price of 100% of the principal amount of the 5.125% Senior Notes, plus a “make-whole” premium, together with accrued and unpaid interest. In addition, AdaptHealth may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes before March 1, 2025 with the proceeds from certain equity offerings at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes, together with accrued and unpaid interest. Furthermore, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, AdaptHealth LLC issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2025 is 101.156%, and (ii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In July 2020, AdaptHealth LLC issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the “6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year. The 6.125% Senior Notes are redeemable at

AdaptHealth’s option, in whole or in part, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2024 is 102.042%, (ii) August 1, 2025 is 101.021% and (iii) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
As of December 31, 2024 and 2023, AdaptHealth had working capital of $188.8 million and $112.0 million, respectively. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.
Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
	(Unaudited)
Net cash provided by operating activities	$541,839	$480,666	$373,867
Net cash used in investing activities	(310,275)	(357,278)	(411,171)
Net cash used in financing activities	(198,949)	(92,528)	(66,051)
Net increase (decrease) in cash	32,615	30,860	(103,355)
Cash at beginning of period	77,132	46,272	149,627
Cash at end of period	$109,747	$77,132	$46,272
Net cash provided by operating activities for the years ended December 31, 2024 and 2023 was $541.8 million and $480.7 million, respectively, an increase of $61.2 million. The increase was the result of a $769.6 million increase in net income, a net decrease of $709.3 million in non-cash charges, primarily from goodwill impairment charges, depreciation and amortization, the change in the estimated fair value of the warrant liability, deferred income taxes, and the reduction in the carrying amount of operating and finance lease right-of-use assets, a payment of $1.9 million for contingent consideration in connection with an acquisition, and a net $1.0 million decrease resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
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
Net cash used in investing activities for the years ended December 31, 2024, 2023 and 2022 was $310.3 million, $357.3 million and $411.2 million, respectively. The use of funds in 2024 consisted of $306.1 million for equipment and other fixed asset purchases, $9.5 million for business acquisitions, partially offset by $5.3 million of proceeds from the sale of assets. The use of funds in 2023 consisted of $337.5 million for equipment and other fixed asset purchases, $19.7 million for business acquisitions, and $0.1 million for other investments. The use of funds in 2022 consisted of $19.0 million for business acquisitions, $391.4 million for equipment and other fixed asset purchases and $0.7 million for other investments.
Net cash used in financing activities for 2024 was $198.9 million and consisted of repayments of $433.3 million on long-term debt (primarily in connection with the refinancing of the Company's credit agreement) and finance lease liabilities, payments of $6.4 million for debt issuance costs, payments of $5.6 million for distributions to the noncontrolling interest, payments of $5.3 million for contingent consideration and deferred purchase price in connection with acquisitions, payments of $2.1 million for tax withholdings associated with equity-based compensation, and payments of $1.4 million in connection with the Company's liability relating to the TRA, offset by borrowings on long-term debt and lines of credit of $253.5 million, proceeds of $1.0 million in connection with the employee stock purchase plan, and proceeds of $0.7 million relating to stock option exercises.

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
Net cash used in financing activities for 2022 was $66.1 million and consisted of repayments of $36.2 million on long-term debt and finance lease obligations, payments of $14.5 million for contingent consideration and deferred purchase price related to acquisitions, payments of $14.0 million for Common Stock purchases under a share repurchase program, a payment of $2.0 million for a distribution to noncontrolling interests, and payments of $3.5 million for tax withholdings associated with equity-based compensation and stock option exercises, offset by proceeds of $1.6 million in connection with the employee stock purchase plan and proceeds of $2.5 million relating to stock option exercises.
Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow, which is a non-GAAP measure, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
	(Unaudited)
Net cash provided by operating activities	$541,839	$480,666	$373,867
Purchases of equipment and other fixed assets	(306,055)	(337,463)	(391,423)
Free cash flow	$235,784	$143,203	$(17,556)
Free cash flow was $235.8 million for the year ended December 31, 2024, compared to $143.2 million for the year ended December 31, 2023. The increase in free cash flow was due to higher net cash provided by operating activities, primarily due to higher net income, and to a lesser extent, a net decrease in the use of cash from operating assets and liabilities, primarily from accounts receivable, inventory and accounts payable and accrued expenses. The increase in free cash flow was also due to a decrease in, and timing of, purchases of patient medical equipment for operating requirements.
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
Valuation of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized, rather, it is assessed at the reporting unit level for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. Consistent with the examples of such events and circumstances given in the accounting guidance, management believes that a goodwill impairment test should be performed immediately before and after a reorganization of the Company’s reporting structure when the reorganization would affect the composition of one or more of the Company’s reporting units. In this circumstance, performing the impairment test immediately before and after the reorganization would help to confirm that the reorganization is not potentially masking a goodwill impairment charge.

The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a qualitative or quantitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. Under the qualitative assessment, the Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any, by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If under the quantitative test the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value, and judgment about impairment triggering events. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates and discount rates. Several of these assumptions could vary among reporting units. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data. The Company performs a reconciliation between its market capitalization and its estimate of the aggregate fair value of the reporting units, including consideration of an estimated control premium. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future.
Recent Accounting Pronouncements
Recently issued accounting pronouncements that may be relevant to the Company’s operations but have not yet been adopted are outlined in Note 2, Summary of Significant Accounting Policies - (ee) Recently Issued Accounting Pronouncements Not Yet Adopted, to its consolidated financial statements included in this report.
Commitments and Contingencies

From time to time and in the normal course of business, the Company is subject to loss contingencies, arising from legal proceedings, claims, and governmental and other investigations under or with respect to various governmental programs and state and federal laws relating to its business, including as a result of or following acquisitions and other business activities, that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If there is no probable estimate within a range of reasonably possible outcomes, the Company’s policy is to record at the low end of the range of such reasonably possible outcomes. Significant judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations or proceedings. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings, claims and investigations are inherently uncertain, and material adverse outcomes are possible. Professional legal fees associated with any such legal proceedings, claims and investigations are expensed as they are incurred.

On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania for alleged violations of the federal securities laws arising from allegedly false and misleading statements and/or failures to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory. On October 14, 2021, the court appointed the Delaware County Employees Retirement System and the Bucks County Employees Retirement System as Lead Plaintiffs. On November 22, 2021, Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors on behalf of shareholders that purchased or otherwise acquired the Company’s stock and options between November 8, 2019 and July 16, 2021 (as to the complaint, the “Consolidated Complaint”; as to the action, the “Consolidated Class Action”). The Consolidated Complaint generally alleged that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory and the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity. The Consolidated Complaint sought unspecified damages. On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint, which the court denied on June 9, 2022. On June 7, 2023, the court entered an order staying the Consolidated Class Action pending the outcome of a private mediation between the parties.

On February 26, 2024, the defendants entered into a stipulation and agreement of settlement with the Lead Plaintiffs (the “Securities Settlement”). On March 5, 2024, the court granted preliminary approval of the settlement. On July 10, 2024, the court entered a judgment approving the class action settlement. The judgment certified the putative class for settlement purpose, found that the settlement is fair, reasonable, and adequate in all respects, and subject to certain exclusions and limitations, released claims on behalf of the settlement class that were asserted or could have been asserted in the Consolidated Class Action against the defendants. The Company’s portion of the settlement consisted of (i) $32.2 million of cash from the Company’s insurance carriers; (ii) $17.8 million of cash from the Company; (iii) 1 million shares of the Company’s Common Stock (the “Settlement Shares”), which had a fair value of $7.3 million recognized as a liability at December 31, 2023; and (iv) the implementation of certain corporate governance reforms. All of the aforementioned cash consideration has been paid consistent with the Securities Settlement during the year ended December 31, 2024.

During the year ended December 31, 2024, prior to the court approval of the class action settlement on July 10, 2024, the Company recognized a pre-tax expense and corresponding liability of $2.4 million for the change in fair value of the Settlement Shares, which is included in other loss, net in the accompanying consolidated statements of operations. In July 2024, the Company issued the Settlement Shares from available Treasury Stock. In connection with the issuance, the Company eliminated the outstanding $9.7 million liability through a reduction to Treasury Stock and Additional paid-in capital of $17.7 million and $8.0 million, respectively.
On March 7, 2024, the Company entered into a settlement agreement with its Directors and Officers (D&O) liability insurers to resolve a proceeding that the Company filed in Delaware Superior Court concerning coverage in connection with the Consolidated Class Action and the Derivative Action discussed immediately below. The insurance settlement exhausted $35.0 million in D&O coverage limits available to the Company for the policy period from November 8, 2020 to November 8, 2021.
On December 6, 2021, a putative shareholder of the Company, Carol Hessler (the “Derivative Plaintiff”), filed a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Derivative Complaint”; as to the action, the “Derivative Action”). The Derivative Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by, among other things, allegedly causing or allowing misrepresentations and/or omissions regarding changes made to the methodology used to calculate the Company’s organic growth and the Company’s former Co-CEO’s alleged criminal activity and engaging in insider trading. The Derivative Complaint also alleged claims for waste of corporate assets and unjust enrichment. Finally, the Derivative Complaint alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in the Company’s Proxy Statements on Schedule DEF 14A in connection with a Special Meeting of Stockholders, held on March 3, 2021, and the 2021 Annual Meeting of Stockholders, held on July 27, 2021. The Derivative Complaint sought, among other things, an award of money damages.
On March 4, 2022, the parties to the Derivative Action stipulated to stay the Derivative Action pending final resolution of the Consolidated Class Action. On March 7, 2022, the court so-ordered the parties’ stipulation.
On April 23, 2024, defendants entered into a stipulation and agreement of settlement with the Derivative Plaintiff. On June 25, 2024, the court granted preliminary approval of the settlement. On November 15, 2024, the court entered a judgment approving the class action settlement. The judgment found that the settlement is fair, reasonable, and adequate in all respects, and subject to certain limitations, released claims on behalf of the settlement class that were asserted or could have been asserted in the Derivative Action against the defendants. The settlement consisted of (i) $0.9 million in attorneys’ fees and expenses, which was funded in November 2024 with cash from the Company; and (ii) the implementation of corporate governance reforms separate from those negotiated in the Securities Settlement.

For the year ended December 31, 2024, the Company recorded a pre-tax expense of $0.9 million associated with the settlement, which is included in other loss, net in the accompanying consolidated statements of operations.
On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York issued a civil investigative demand to a subsidiary of the Company, pursuant to the False Claims Act, 31 U.S.C. § 3733 ("FCA") regarding whether the subsidiary submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.
On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs (the "Allegheny Lead Plaintiffs"). On May 14, 2024, Allegheny Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. The Allegheny Lead Plaintiffs filed their opposition brief on October 1, 2024, and defendants filed their reply brief on November 15, 2024.
The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.
On March 20, 2024, a putative shareholder of the Company, Weiding Wu, filed a shareholder derivative complaint related to the allegations in the Allegheny County Complaint, and against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Wu Derivative Complaint”; as to the action, the “Wu Derivative Action”). The Wu Derivative Complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes product category. The Wu Derivative Complaint also alleges claims for unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The Wu Derivative Complaint seeks, among other things, an award of money damages.
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
On July 29, 2024, the U.S. Attorney’s Office for the District of South Carolina issued a civil investigative demand to the Company pursuant to the FCA regarding whether the Company submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for humidifiers that are integrated with CPAP devices and provided to patients from January 1, 2017 to the present.
The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2024 Credit Agreement. As of December 31, 2024, there was $550.0 million outstanding under the 2024 Term Loan, $22.4 million outstanding under letters of credit, and based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $277.6 million. Amounts borrowed under the 2024 Credit Agreement bear interest at variable rates determined in relation to the Base Rate (as defined) or Term SOFR (as defined), at our option. Due to the interest rates being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $3.0 million annual impact on our net income (loss) before taxes.

Item 8. Financial Statements and Supplementary Data
ADAPTHEALTH CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
AdaptHealth Corp:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AdaptHealth Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Implicit Price Concession

As discussed in Note 2 to the consolidated financial statements, the Company generates revenues for services and related products that the Company provides to patients and receives payments from Medicare, Medicaid, third-party, and patient payors. The Company’s net revenue was $3,261.0 million for the year ended December 31, 2024. Revenues are recorded using payor-specific transaction prices based on amounts in effect or contractually agreed by Medicare, Medicaid, third-party, and patient payors, and are adjusted for estimated implicit price concessions, to reflect the net revenues which the Company expects to receive. The Company utilizes historical reimbursement experience to determine the estimated implicit price concessions.

We identified the evaluation of the implicit price concession estimate as a critical audit matter. Complex and subjective auditor judgment was required to evaluate the relevance and reliability of the historical reimbursement experience.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and operating effectiveness of certain internal controls over the Company’s implicit price concession estimate. To evaluate the relevance and reliability of historical reimbursement experience in the Company’s implicit price concession estimate, we:

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
February 25, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
AdaptHealth Corp.:
Opinion on Internal Control Over Financial Reporting

We have audited AdaptHealth Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to process-level controls over the determination of excess or obsolete medical equipment and other inventory has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements

Basis for Opinion

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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 25, 2025

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$109,747	$77,132
Accounts receivable	408,019	388,910
Inventory	139,842	113,642
Prepaid and other current assets	45,432	69,338
Assets held for sale	52,748	—
Total current assets	755,788	649,022
Equipment and other fixed assets, net	474,556	495,101
Operating lease right-of-use assets	105,999	110,465
Finance lease right-of-use assets	37,801	31,962
Goodwill	2,675,166	2,724,958
Identifiable intangible assets, net	105,548	130,160
Deferred tax assets	314,505	345,854
Other assets	17,584	21,128
Total Assets	$4,486,947	$4,508,650
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$437,985	$391,994
Current portion of long-term debt	16,250	53,368
Current portion of operating lease obligations	29,945	29,270
Current portion of finance lease obligations	14,315	9,122
Contract liabilities	34,944	38,570
Warrant liability	—	4,021
Other liabilities	26,505	10,654
Liabilities held for sale	7,043	—
Total current liabilities	566,987	536,999
Long-term debt, less current portion	1,964,921	2,094,614
Operating lease obligations, less current portion	80,275	85,529
Finance lease obligations, less current portion	24,630	22,746
Other long-term liabilities	272,016	302,093
Total Liabilities	2,908,829	3,041,981
Commitments and contingencies (Note 18)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized and 134,602,317 and 132,634,850 shares issued and outstanding as of December 31, 2024 and 2023, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of December 31, 2024 and 2023	1	1
Treasury stock, at cost (2,935,035 and 3,935,035 shares as of December 31, 2024 and 2023, respectively)	(25,548)	(43,267)
Additional paid-in capital	2,156,604	2,149,951
Accumulated deficit	(562,178)	(652,600)
Accumulated other comprehensive income	2,253	4,356
Total stockholders' equity attributable to AdaptHealth Corp.	1,571,145	1,458,454
Noncontrolling interest in subsidiary	6,973	8,215
Total Stockholders' Equity	1,578,118	1,466,669
Total Liabilities and Stockholders' Equity	$4,486,947	$4,508,650

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$3,260,975	$3,200,177	$2,970,595
Costs and expenses:
Cost of net revenue	2,579,882	2,576,110	2,390,480
General and administrative expenses	359,238	334,594	324,814
Depreciation and amortization, excluding patient equipment depreciation	45,045	57,087	64,890
Goodwill impairment (note 7)	13,078	830,787	—
Total costs and expenses	2,997,243	3,798,578	2,780,184
Operating income (loss)	263,732	(598,401)	190,411
Interest expense, net	126,668	130,299	109,414
Loss on extinguishment of debt	2,273	—	—
Change in fair value of warrant liability (note 13)	(4,021)	(34,482)	(17,158)
Other loss, net	2,793	29,566	253
Income (loss) before income taxes	136,019	(723,784)	97,902
Income tax expense (benefit)	41,239	(49,004)	24,769
Net income (loss)	94,780	(674,780)	73,133
Income attributable to noncontrolling interest	4,358	4,115	3,817
Net income (loss) attributable to AdaptHealth Corp.	$90,422	$(678,895)	$69,316

Weighted average common shares outstanding - basic	133,756	134,156	134,175
Weighted average common shares outstanding - diluted	135,531	134,418	138,988

Basic net income (loss) per share (note 14)	$0.62	$(5.06)	$0.47
Diluted net income (loss) per share (note 14)	$0.61	$(5.31)	$0.33
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$94,780	$(674,780)	$73,133
Other comprehensive income (loss):
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	(2,103)	(4,337)	11,047
Comprehensive income (loss)	92,677	(679,117)	84,180

Income attributable to noncontrolling interest	4,358	4,115	3,817
Comprehensive income (loss) attributable to AdaptHealth Corp.	$88,319	$(683,232)	$80,363
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	(Accumulated deficit) Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests in subsidiaries	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	133,844	$13	124	$1	—	$—	$2,107,267	$(43,021)	$(2,354)	$4,783	$2,066,689
Equity-based compensation	555	—	—	—	—	—	22,397	—	—	—	22,397
Exercise of stock options	621	—	—	—	—	—	2,510	—	—	—	2,510
Payments for tax withholdings from restricted stock vestings and stock option exercises	—	—	—	—	—	—	(4,142)	—	—	—	(4,142)
Shares purchased under share repurchase program	(751)	—	—	—	751	(13,992)	—	—	—	—	(13,992)
Reclassification of warrant liability to equity for exercised warrants	88	—	—	—	—	—	2,103	—	—	—	2,103
Common Stock issued in connection with employee stock purchase plan	78	—	—	—	—	—	1,616	—	—	—	1,616
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	—	—	—	—	69,316	—	3,817	73,133
Deferred tax impact relating to contingent consideration common shares	—	—	—	—	—	—	(1,603)	—	—	—	(1,603)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	11,047	—	11,047
Balance, December 31, 2022	134,435	$13	124	$1	751	$(13,992)	$2,130,148	$26,295	$8,693	$6,600	$2,157,758
Equity-based compensation	808	—	—	—	—	—	22,468	—	—	—	22,468
Exercise of stock options	440	—	—	—	—	—	587	—	—	—	587
Payments for tax withholdings from restricted stock vestings and stock option exercises	—	—	—	—	—	—	(5,283)	—	—	—	(5,283)
Shares purchased under share repurchase program	(3,184)	—	—	—	3,184	(29,275)	—	—	—	—	(29,275)
Common Stock issued in connection with employee stock purchase plan	136	—	—	—	—	—	2,031	—	—	—	2,031
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,500)	(2,500)
Net (loss) income	—	—	—	—	—	—	—	(678,895)	—	4,115	(674,780)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(4,337)	—	(4,337)
Balance, December 31, 2023	132,635	$13	124	$1	3,935	$(43,267)	$2,149,951	$(652,600)	$4,356	$8,215	$1,466,669
Equity-based compensation	624	—	—	—	—	—	14,880	—	—	—	14,880
Exercise of stock options	221	—	—	—	—	—	742	—	—	—	742
Payments for tax withholdings from restricted stock vestings and stock option exercises	—	—	—	—	—	—	(1,999)	—	—	—	(1,999)
Issuance of Settlement Shares	1,000	—	—	—	(1,000)	17,719	(7,969)	—	—	—	9,750
Common Stock issued in connection with employee stock purchase plan	122	—	—	—	—	—	999	—	—	—	999
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(5,600)	(5,600)
Net income	—	—	—	—	—	—	—	90,422	—	4,358	94,780
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(2,103)	—	(2,103)
Balance, December 31, 2024	134,602	$13	124	$1	2,935	$(25,548)	$2,156,604	$(562,178)	$2,253	$6,973	$1,578,118
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$94,780	$(674,780)	$73,133
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	365,334	382,783	351,178
Goodwill impairment	13,078	830,787	—
Equity-based compensation	14,880	22,468	22,397
Change in fair value of warrant liability	(4,021)	(34,482)	(17,158)
Reduction in the carrying amount of operating lease right-of-use assets	32,848	31,873	32,264
Reduction in the carrying amount of finance lease right-of-use assets	11,100	5,938	—
Deferred income tax expense (benefit)	32,049	(62,595)	18,036
Change in fair value of interest rate swaps, net of reclassification adjustment	(367)	(1,801)	(2,936)
Amortization of deferred financing costs	5,666	5,234	5,234
Loss on extinguishment of debt	2,273	—	—
Payment of contingent consideration from an acquisition	(1,850)	—
Other	2,128	350	(285)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(26,217)	(28,862)	(209)
Inventory	(28,065)	15,531	(6,300)
Prepaid and other assets	27,325	(20,305)	(13,143)
Operating lease obligations	(32,934)	(32,428)	(31,213)
Operating liabilities	33,832	40,955	(57,131)
Net cash provided by operating activities	541,839	480,666	373,867
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(306,055)	(337,463)	(391,423)
Payments for business acquisitions, net of cash acquired	(9,536)	(19,687)	(19,017)
Proceeds from the sale of assets	5,316	—	—
Payments for cost method investments	—	(128)	(731)
Net cash used in investing activities	(310,275)	(357,278)	(411,171)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	253,477	50,000	—
Repayments on long-term debt and lines of credit	(423,477)	(95,000)	(20,000)
Repayments of finance lease obligations	(9,865)	(6,769)	(16,176)
Payments for shares purchased under share repurchase program	—	(29,275)	(13,992)
Payments for tax withholdings from restricted stock vestings and stock option exercises	(2,066)	(5,843)	(3,516)
Payments of contingent consideration and deferred purchase price from acquisitions	(5,298)	(2,535)	(14,493)
Payments relating to the Tax Receivable Agreement	(1,432)	(3,224)	—
Payments of debt financing costs	(6,429)	—	—
Distributions to noncontrolling interests	(5,600)	(2,500)	(2,000)
Proceeds from the exercise of stock options	742	587	2,510
Proceeds received in connection with employee stock purchase plan	999	2,031	1,616
Net cash used in financing activities	(198,949)	(92,528)	(66,051)
Net increase (decrease) in cash	32,615	30,860	(103,355)
Cash at beginning of period	77,132	46,272	149,627
Cash at end of period	$109,747	$77,132	$46,272

Supplemental disclosures:
Cash paid for interest	$122,072	$126,228	$108,885
Cash paid for income taxes, net of refunds	14,139	14,756	14,949

Noncash investing and financing activities:
Equipment acquired under finance lease obligations	$—	$—	$1,335
Unpaid equipment and other fixed asset purchases at end of period	56,123	35,867	24,221

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Assets subject to operating lease obligations	35,871	22,000	22,543
Operating lease obligations	(35,871)	(22,000)	(22,543)
Write-off of assets subject to operating lease obligations	(6,653)	(14,675)	(8,532)
Write-off of operating lease obligations	6,653	14,675	8,532
Assets subject to finance lease obligations	17,871	32,101	—
Finance lease obligations	(17,871)	(32,101)	—
Write-off of assets subject to finance lease obligations	(513)	—	—
Write-off of finance lease obligations	513	—	—
Deferred purchase price in connection with acquisitions	—	137	457
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
(1)    Nature of Business

AdaptHealth Corp. and subsidiaries ("AdaptHealth" or "the Company") is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment ("HME"), medical supplies, and related services. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors. The Company operates under four reportable segments that align with its product categories: (i) Sleep Health, (ii) Respiratory Health, (iii) Diabetes Health, and (iv) Wellness at Home. The Sleep Health segment provides sleep therapy equipment, supplies and related services (including CPAP and BiLevel services) to individuals for the treatment of obstructive sleep apnea. The Respiratory Health segment provides oxygen and home mechanical ventilation equipment and supplies and related chronic therapy services to individuals for the treatment of respiratory diseases, such as chronic obstructive pulmonary disease and chronic respiratory failure. The Diabetes Health segment provides medical devices, including continuous glucose monitors and insulin pumps, and related services to patients for the treatment of diabetes. The Wellness at Home segment provides home medical equipment and services to patients in their homes including those who have been discharged from acute care and other facilities. The segment tailors a service model to patients who are adjusting to new lifestyles or navigating complex disease states by providing essential medical supplies and durable medical equipment.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
(d)    Reclassifications
Prior to the quarter ended December 31, 2024, the Company classified certain expenses, primarily related to revenue cycle management costs, as a component of Cost of net revenue in its Consolidated Statements of Operations. Beginning in the quarter ended December 31, 2024, the Company has classified these costs within General and administrative expenses to better align with common industry practice. As such, the Company has classified these costs as General and administrative expenses in its Consolidated Statements of Operations for the year ended December 31, 2024, and has reclassified these costs in its Consolidated Statements of Operations for all prior periods presented in order to conform to the current year presentation. During the years ended December 31, 2023 and 2022, the Company reclassified $144.5 million and $162.7 million from Cost of net revenue to General and administrative expenses, respectively. The resulting reclassifications had no impact on the Company's historical reported net revenues, operating income (loss), or cash flows from operating activities, investing activities, and financing activities for any period.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
which the revenue recognition criteria had been met as of period-end but were not yet billed to the payor. The estimate of net unbilled fixed monthly revenue recognized is based on historical trends and estimates of future collectability.
The Company receives a per member per month (“PMPM”) fee under certain at-risk capitation arrangements, which refers to a model in which the Company receives a PMPM fee from the third-party payor, and is responsible for managing a range of healthcare services and associated costs of its members. In at-risk capitation arrangements, the Company is responsible for the cost of contracted healthcare services required by those members in accordance with the terms of each agreement. Capitated revenue contracts with payors are generally multi-year arrangements and have a single monthly stand ready performance obligation to provide all aspects of necessary medical care to members for the contracted period in accordance with the scope of the agreements. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare services during the contract term. The Company’s revenue recognized under its capitation arrangements by segment for the year ended December 31, 2024 is included in the table below. The Company’s revenue recognized under its capitation arrangements for the years ended December 31, 2023 and 2022 is included in net sales revenue and net revenue from fixed monthly equipment reimbursements by segment in the table below, which was immaterial for those periods.
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
The Company disaggregates net revenue from contracts with customers by payor type and by segment. The Company believes that disaggregation of net revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The payment terms and conditions within the Company’s revenue-generating contracts vary by payor type and payor source. All of the Company’s net revenues are derived from within the United States of America.
The composition of net revenue by payor type for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Insurance	$1,998,722	$1,933,440	$1,808,633
Government	842,552	852,789	781,975
Patient pay	419,701	413,948	379,987
Net revenue	$3,260,975	$3,200,177	$2,970,595

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The composition of net revenue by segment for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net sales revenue:
Sleep Health	$992,332	$947,103	$831,071
Respiratory Health	32,688	45,219	33,444
Diabetes Health	598,446	647,431	670,988
Wellness at Home	467,305	491,549	480,177
Total net sales revenue	$2,090,771	$2,131,302	$2,015,680

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$327,729	$344,611	$272,705
Respiratory Health	558,529	569,344	520,697
Diabetes Health	9,704	12,608	16,103
Wellness at Home	144,095	142,312	145,410
Total net revenue from fixed monthly equipment reimbursements	$1,040,057	$1,068,875	$954,915

Net revenue from capitated revenue arrangements:
Sleep Health	$29,152	$—	$—
Respiratory Health	59,933	—	—
Diabetes Health	6,260	—	—
Wellness at Home	34,802	—	—
Total net revenue from capitated revenue arrangements	$130,147	$—	$—

Total net revenue
Sleep Health	$1,349,213	$1,291,714	$1,103,776
Respiratory Health	651,150	614,563	554,141
Diabetes Health	614,410	660,039	687,091
Wellness at Home	646,202	633,861	625,587
Total net revenue	$3,260,975	$3,200,177	$2,970,595
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
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
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of December 31, 2024 and 2023, the Company’s unbilled accounts receivable was $41.6 million and $68.4 million, respectively.
(g)    Fair Value Accounting
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity specific measurement, and states that a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.
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
See Note 8, Fair Value of Assets and Liabilities, for additional information.
(h)    Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses. The carrying values of the Company’s financial instruments approximate their fair value based on their short-term nature.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The table below shows the carrying amounts and estimated fair values, net of unamortized deferred financing costs, of the Company’s long-term debt arrangements (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured term loan	$547,281	$547,281	$717,679	$717,679
Senior unsecured notes	1,433,890	1,318,820	1,430,303	1,140,821
	$1,981,171	$1,866,101	$2,147,982	$1,858,500
The borrowings under the Company’s secured term loan bears interest at the variable rates described in Note 12, Debt, which management believes approximates fair value. The fair value of the Company’s senior unsecured notes is based upon current market prices.
(i)    Cash and Cash Equivalents
The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Cash represents cash on hand and deposits held at banks. The Company maintains cash in demand deposit accounts with federally insured banks. At times, the balances in these accounts may be in excess of federally insured limits. The Company had no cash equivalents at December 31, 2024 and 2023.
(j)    Inventory
Inventory consists of equipment and medical supplies to be sold to customers and is stated at the lower of cost or net realizable value. Cost is determined by the first-in-first-out method. These items are charged to cost of net revenue in the period in which products and related services are provided to patients.
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
(l)    Long-Lived Assets
The Company’s long-lived assets, such as equipment and other fixed assets, operating lease right-of-use assets, finance lease right-of-use assets and definite-lived identifiable intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company's tangible long-lived assets are located within the United States of America.
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
The Company did not recognize any impairment charges on long-lived assets for the years ended December 31, 2024, 2023 and 2022.
(m)    Valuation of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized, rather, it is assessed at the reporting unit level for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. Consistent with the examples of such events and circumstances given in the accounting guidance, management believes that a goodwill impairment test should be performed immediately before and after a reorganization of the Company’s reporting structure when the reorganization would affect the composition of one or more of the Company’s reporting units. In this circumstance, performing the impairment test immediately before and after the reorganization would help to confirm that the reorganization is not potentially masking a goodwill impairment charge.

The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a qualitative or quantitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. Under the qualitative assessment, the Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any, by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If under the quantitative test the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value, and judgment about impairment triggering events. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates and discount rates. Several of these assumptions could vary among reporting units. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data. The Company performs a reconciliation between its market capitalization and its estimate of the aggregate fair value of the reporting units, including consideration of an estimated control premium. As a result, there can be no assurance that the

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future.
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
(o)    Deferred Financing Costs
Costs incurred in connection with the Company’s borrowings, referred to as financing costs, are capitalized and included on the accompanying consolidated balance sheets in other assets for costs associated with revolving credit facilities, and as a reduction of the carrying value of debt for costs associated with secured term loans. The capitalized financing costs are amortized to interest expense using the effective interest method over the term of the related financing agreement. See Note 10, Deferred Financing Costs, for additional information.
(p)    Accounting for Leases
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
See Note 15, Leases, for additional information.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
(q)    Commitments and Contingencies
From time to time and in the normal course of business, the Company is subject to loss contingencies, arising from legal proceedings, claims, and governmental and other investigations under or with respect to various governmental programs and state and federal laws relating to its business, including as a result of or following acquisitions and other business activities, that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If there is no probable estimate within a range of reasonably possible outcomes, the Company’s policy is to record at the low end of the range of such reasonably possible outcomes. Significant judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations and proceedings. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings, claims and investigations are inherently uncertain, and material adverse outcomes are possible. Professional legal fees associated with any such legal proceedings, claims and investigations are expensed as they are incurred. See Note 18, Commitments and Contingencies, for additional information.
(r)    Advertising Costs
Advertising costs are charged to expense as incurred. The Company’s advertising costs for the years ended December 31, 2024, 2023 and 2022 were $22.5 million, $22.8 million and $19.2 million, respectively.
(s)    Equity-based Compensation
The Company accounts for its equity-based compensation in accordance with FASB ASC Topic 718, Compensation Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Equity-based compensation expense related to these grants is included within general and administrative expenses and cost of net revenue in the accompanying consolidated statements of operations. The Company measures and recognizes equity-based compensation expense for such awards based on their estimated fair values on the date of grant. For share-based awards with service only or service and performance conditions, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. For share-based awards with only a service condition, equity-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards with performance conditions, equity-based compensation expense is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. If management determines that the performance conditions are no longer probable of achievement, the Company will reverse the previously recognized equity-based compensation expense in the period of determination. For awards with market conditions, the grant-date fair value is estimated using a monte-carlo simulation analysis, which is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period regardless of whether or the extent to which the awards ultimately vest. The Company does not estimate forfeitures in connection with its accounting for equity-based compensation, and instead accounts for forfeitures as they occur. See Note 13, Stockholders’ Equity, for additional information regarding the Company’s equity-based compensation expense.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
(t)    Cost of Net Revenue
Cost of net revenue primarily includes the cost of non-capitalized medical equipment and supplies, distribution expenses, labor costs, facilities and vehicle rental costs, and depreciation for capitalized patient equipment. Distribution expenses represent the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries, benefits and other costs related to drivers and dispatch personnel; and amounts paid to couriers. Cost of net revenue for the years ended December 31, 2024, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of products and supplies	$1,288,162	$1,310,213	$1,202,895
Salaries, labor and benefits	730,597	716,531	703,720
Patient equipment depreciation	320,289	325,696	286,288
Rent and occupancy	71,874	68,375	65,979
Other operating expenses	168,960	155,295	131,598
Total	$2,579,882	$2,576,110	$2,390,480
Certain amounts previously reported within these categories of Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 2(d), Reclassifications, for additional discussion of such reclassification.
(u)    General and Administrative Expenses
General and administrative expenses ("G&A") consist of corporate support costs including revenue cycle management costs, information technology, human resources, finance, contracting, legal, compliance, equity-based compensation, and other administrative costs. Included in G&A during the years ended December 31, 2024, 2023 and 2022 are salaries, labor and benefits expenses (including equity-based compensation and severance) of $157.2 million, $146.3 million and $134.1 million, respectively. Certain amounts previously reported within Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 2(d), Reclassifications, for additional discussion of such reclassification.
(v)    Business Segments
Operating segments are defined as components of a public entity for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer. Effective October 1, 2024, the Company realigned its reportable segments as a result of organizational changes and to reflect the way the Company’s CODM assesses performance and allocates resources. As a result of this realignment, the Company is organized under four reportable segments that align to the Company’s product categories: Sleep Health, Respiratory Health, Diabetes Health, and Wellness at Home. All segment information is reflective of this new structure and prior period information has been recast to conform to the current period presentation. See Note 6, Segment Reporting, for more information on the Company’s segments.
(w)    Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
any significant credit risk on cash. As of December 31, 2024 and 2023, approximately 10% of the Company’s net accounts receivable are from patients under co-pay or private plan arrangements.
(x)    Concentration of Customers
The Company provides patient-centered, healthcare-at-home solutions including home medical equipment, medical supplies, and related services, to its customers. This results in a customer concentration relating to government healthcare reimbursement programs. During the years ended December 31, 2024, 2023 and 2022, the Company derived approximately 26%, 27% and 26% of its net revenue from government healthcare programs, including Medicare and Medicaid, respectively. Each of the Company’s reportable segments sold to government healthcare reimbursement programs during the years ended December 31, 2024, 2023 and 2022. Concentration of credit risk with respect to other payors is limited due to the large number of such payors and varied geographical locations.
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
(z)    Derivative Instruments
The Company recognizes all derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. Derivative instruments consist of interest rate swap agreements. The interest rate swap agreements are used to manage interest rate risk associated with the Company’s variable rate debt. The Company utilizes the interest rate swap agreements to modify the Company’s exposure to interest rate risk by converting a portion of its variable rate borrowings to a fixed rate. See Note 9, Derivative Instruments and Hedging Activities, for additional information.
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
FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no material amount of expense for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
(bb)    Earnings (Loss) Per Share
Earnings (loss) per share is based upon the weighted average number of common shares outstanding during the respective periods. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in equity-based compensation transactions or other instruments are participating securities for purposes of calculating earnings (loss) per share. See Note 14, Earnings (Loss) Per Share, for additional information.
(cc)     Held for Sale

Assets and liabilities are classified as held for sale when all of the held for sale criteria as defined in FASB ASC Topic 360, Properly, Plant and Equipment, have been met. When all of the criteria have been met, the assets and liabilities are classified as held for sale in the Company’s consolidated balance sheets. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. The Company assesses the recoverability of assets classified as held for sale each reporting period it remains classified as held for sale and if its carrying value exceeds its fair value, less an estimated cost to sell, an impairment charge is recorded for the excess.
(dd)    Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards update ("ASU") No. 2023-07, Segment Reporting ("Topic 280"), which requires disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker and to disclose how reported measures of segment profit or loss are used in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 during the year ended December 31, 2024, and applied it retrospectively to all prior periods presented. See Note 6, Segment Reporting, for additional information.
(ee)    Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires new financial statement disclosures in tabular format, in the notes to the financial statements, of specified information about certain costs and expenses. This ASU will be effective for annual periods beginning after December 15, 2026. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements, which removes various references to concepts statements from the FASB Accounting Standards Codification. This ASU is effective for the Company beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company does not expect that the new guidance will have a material impact on its consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2026.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
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
In March 2024, the SEC issued its final climate disclosure rule, which requires registrants to provide climate-related disclosures in their annual reports and registration statements. The new disclosure requirements will be effective for the Company beginning with its annual report for the year ending December 31, 2025. In April 2024, the SEC stayed its final climate rule to allow for a judicial review of pending legal challenges. The Company is currently evaluating the impact these rules will have on its consolidated financial statements and related disclosures and will monitor the legal progress relating to these rules for possible impacts on the disclosure requirements under the rules.
(3) Acquisitions
During the years ended December 31, 2024, 2023 and 2022, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the year ended December 31, 2024 is expected to be deductible for tax purposes. The estimated fair values of the net assets of the acquired business during the year ended December 31, 2024 as described below are subject to change resulting from such items as final analysis of valuations and working capital adjustments post-acquisition. As a result, the acquisition accounting for the acquired business could change in subsequent periods resulting in adjustments to goodwill once finalized.
Year ended December 31, 2024
During the year ended December 31, 2024, the Company acquired certain assets from a provider of home medical equipment ("HME"). The consideration paid at closing for the acquisition during the year ended December 31, 2024 consisted of a cash payment of $9.5 million.
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, which is preliminary and subject to completion of working capital and

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
other adjustments, the consideration paid for the acquisition during the year ended December 31, 2024 was allocated as follows during the period (in thousands):

Inventory	$192
Equipment and other fixed assets	249
Goodwill	9,095
Net assets acquired	$9,536
Year ended December 31, 2023
During the year ended December 31, 2023, the Company acquired 100% of the equity interests of two providers of HME and acquired certain assets from four providers of home medical equipment. The following table summarizes the consideration paid at closing for all acquisitions during the year ended December 31, 2023 (in thousands):

Cash	$19,943
Deferred payments	137
Total	$20,080
The Company allocated the consideration paid to the net assets acquired based on their acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during the year ended December 31, 2023 was allocated as follows during the period (in thousands):

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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The Company allocated the consideration paid to the net assets acquired based on their acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during 2022 was allocated as follows (in thousands):

Cash	$162
Accounts receivable	2,336
Inventory	771
Prepaid and other current assets	16
Equipment and other fixed assets	4,585
Goodwill	12,341
Identifiable intangible assets	500
Deferred tax assets	180
Accounts payable and accrued expenses	(3,130)
Contract liabilities	(134)
Net assets acquired	$17,627
Results of Businesses Acquired
The net revenue and operating income for the acquisitions completed during the years ended December 31, 2024, 2023 and 2022 included in the Company’s consolidated statements of operations were immaterial in the year of acquisition since the respective acquisition dates.
(4)    Held for Sale
In December 2024, the Company entered into a definitive agreement for the disposition of a business that is included in the Company's Wellness at Home segment, which is expected to close in the second quarter of 2025. In accordance with ASC 360 - Property, Plant, and Equipment, as of December 31, 2024, management determined that the assets and liabilities of the business met the requirements to be classified as held for sale. However, since the disposition of the business does not represent a strategic shift for the Company, it does not meet the requirements to be classified and presented as discontinued operations. Management performed an assessment of the fair value of the business, and such fair value was determined to be greater than the carrying value of the net assets of the business as of December 31, 2024.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The carrying amounts of the major classes of assets and liabilities of the business which are classified as held for sale at December 31, 2024 in the accompanying consolidated balance sheets are as follows (in thousands):

Accounts receivable	$7,108
Inventory	432
Prepaid and other current assets	676
Equipment and other fixed assets	285
Operating lease right-of-use assets	690
Goodwill	41,211
Identifiable intangible assets	2,335
Other assets	11
Assets held for sale	$52,748

Accounts payable and accrued expenses	$6,330
Operating lease liabilities	713
Liabilities held for sale	$7,043
(5) Equipment and Other Fixed Assets
Equipment and other fixed assets as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024	December 31, 2023
Patient medical equipment	$843,198	$791,349
Computers and software	92,664	85,509
Delivery vehicles	33,637	35,021
Other	23,233	20,203
Gross carrying value	992,732	932,082
Less accumulated depreciation	(518,176)	(436,981)
Equipment and other fixed assets, net	$474,556	$495,101
For the years ended December 31, 2024, 2023 and 2022, the Company recorded depreciation expense of $343.1 million, $350.2 million and $311.2 million, respectively.
(6) Segment Information
As discussed in Note 1, Nature of Business, effective October 1, 2024, the Company realigned its reportable segments as a result of organizational changes and to reflect the way the Company’s CODM assesses performance and allocates resources. Under the current structure, the Company operates its business through four reportable segments that align to the Company’s product categories: Sleep Health, Respiratory Health, Diabetes Health, and Wellness at Home. All segment information is reflective of this current structure and prior period information has been recast to conform to the

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
current period presentation. A description of the products and services provided within each of the Company’s four reportable segments is provided below.

Sleep Health

The Sleep Health segment provides sleep therapy equipment, supplies and related services (including CPAP and BiLevel services) to individuals for the treatment of obstructive sleep apnea.

Respiratory Health

The Respiratory Health segment provides oxygen and home mechanical ventilation equipment and supplies and related chronic therapy services to individuals for the treatment of respiratory diseases, such as chronic obstructive pulmonary disease and chronic respiratory failure.

Diabetes Health

The Diabetes Health segment provides medical devices, including continuous glucose monitors and insulin pumps, and related services to patients for the treatment of diabetes.

Wellness at Home

The Wellness at Home segment provides home medical equipment and services to patients in their homes including those who have been discharged from acute care and other facilities. The segment tailors a service model to patients who are adjusting to new lifestyles or navigating complex disease states by providing essential medical supplies and durable medical equipment.

The CODM evaluates performance of the reportable segments based on Adjusted EBITDA, which is the primary measure of segment profitability. The CODM uses Adjusted EBITDA to evaluate segment operating performance, generate future operating plans, and to assist with the evaluation of strategic business decisions, including potential acquisitions or divestitures, and whether to invest in certain products or services. Adjusted EBITDA excludes interest expense, net, income tax expense (benefit), depreciation and amortization, including patient equipment depreciation, equity-based compensation expense, change in fair value of the warrant liability, goodwill impairment, loss on extinguishment of debt, litigation settlement expense, and certain other non-recurring items of expense or income that the Company does not consider part of its reportable segments’ core operating results. Adjusted EBITDA includes certain centrally incurred corporate and shared function costs, which are allocated to the reportable segments based on methodologies designed to correlate with each segment’s consumption of the related cost. Segment assets are not regularly provided to the CODM and therefore have not been disclosed.
The following tables present segment net revenue, significant segment expenses, and other segment items that are included in the Company’s reported measure of segment profit or loss for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31, 2024
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$1,349,213	$651,150	$614,410	$646,202	$3,260,975
Less:
Cost of product and supplies (a)	424,388	119,865	434,808	309,101	1,288,162
Labor cost (a) (b)	321,194	210,701	50,776	144,335	727,006
Other operating expenses (a) (c)	126,761	54,300	9,588	47,767	238,416
Other segment items (d)	128,126	66,172	58,713	65,723	318,734
Adjusted EBITDA	$348,744	$200,112	$60,525	$79,276	$688,657

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

	Year Ended December 31, 2023
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$1,291,714	$614,563	$660,039	$633,861	$3,200,177
Less:
Cost of product and supplies (a)	391,206	132,013	467,566	319,428	1,310,213
Labor cost (a) (b)	320,370	198,476	48,908	143,976	711,730
Other operating expenses (a) (c)	120,021	49,560	7,126	45,397	222,104
Other segment items (d)	111,414	57,481	56,823	59,617	285,335
Adjusted EBITDA	$348,703	$177,033	$79,616	$65,443	$670,795

	Year Ended December 31, 2022
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$1,103,776	$554,141	$687,090	$625,588	$2,970,595
Less:
Cost of product and supplies (a)	320,095	102,008	481,551	299,241	1,202,895
Labor cost (a) (b)	298,019	188,408	64,052	143,437	693,916
Other operating expenses (a) (c)	111,488	43,901	6,377	34,648	196,414
Other segment items (d)	101,932	58,419	61,729	61,520	283,600
Adjusted EBITDA	$272,242	$161,405	$73,381	$86,742	$593,770
(a)These expense categories align with the segment-level information that is regularly provided to the CODM and are considered significant to the segment in accordance with ASC Topic 280. The expense categories included in the tables above exclude amounts for patient equipment depreciation since these amounts are not reflected in the segment measure of profit or loss. Refer to the section below, titled Patient Equipment Depreciation, for discussion of such amounts.
(b)Excludes salaries, labor and benefits for corporate employees. Salaries, labor and benefits for corporate employees are included within Other segment items.
(c)Other operating expenses primarily include costs relating to rent and occupancy, facilities, fleet, and other operating costs.
(d)Other segment items include allocated costs related to various general and administrative functions, including revenue cycle management, customer service, technology and communications, sales and marketing, billings and collections, accounting and finance, executive administration, human resources, information technology and legal and compliance.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The following table presents a reconciliation of total Adjusted EBITDA to consolidated income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Adjusted EBITDA	$688,657	$670,795	$593,770
Interest expense, net	(126,668)	(130,299)	(109,414)
Depreciation and amortization, including patient equipment depreciation	(365,334)	(382,783)	(351,178)
Equity-based compensation expense (a)	(14,880)	(22,468)	(22,397)
Change in fair value of warrant liability (b)	4,021	34,482	17,158
Goodwill impairment (c)	(13,078)	(830,787)	—
Loss on extinguishment of debt (d)	(2,273)	—	—
Litigation settlement expense (e)	(3,338)	(25,140)	—
Other non-recurring expenses, net (f)	(31,088)	(37,584)	(30,037)
Income (loss) before income taxes	$136,019	$(723,784)	$97,902
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents non-cash gains for the changes in the estimated fair value of the warrant liability. See Note 13, Stockholders' Equity – Warrants for additional discussion of such non-cash gains. These warrants expired on November 8, 2024.
(c)The 2024 period includes non-cash goodwill impairment charges relating to the disposition of certain immaterial custom rehab technology assets. The 2023 period includes non-cash goodwill impairment charges as a result of the fair value of the Company’s reporting unit at that time being less than its carrying value. See Note 7, Goodwill and Identifiable Intangible Assets, for additional discussion of such impairment charges.
(d)Represents lender fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 12, Debt, for additional discussion of the refinancing.
(e)The expense in 2024 includes a $2.4 million charge for the change in fair value of shares of Common Stock of the Company that were issued in July 2024 following final court approval of a previously disclosed Securities Settlement, as well as an expense of $0.9 million to settle a shareholder derivative complaint. The expense in 2023 includes a charge relating to the Securities Settlement, net of expected contributions from the Company’s insurers. See Note 18, Commitments and Contingencies, for additional discussion of the Securities Settlement.
(f)The 2024 period consists of $13.9 million of consulting expenses associated with systems implementation activities, $4.5 million of consulting expenses associated with asset dispositions, $4.2 million of expenses associated with litigation, $3.9 million of severance charges (primarily related to the separation of the Company's former President), $2.7 million write-down of assets, and $1.9 million of other non-recurring expenses. The 2023 period consists of $13.9 million of expenses associated with litigation, $7.1 million of severance charges (of which $2.9 million relates to the separation of the Company's former CEO), $5.6 million of consulting expenses associated with systems implementation activities, $5.2 million of consulting expenses associated with cost savings initiatives, $4.8 million of lease termination costs associated with a cost management program, $0.9 million of net impairments of operating lease right-of-use assets as a result of vacating the leased facilities, and $1.6 million of other non-recurring expenses, offset by income of $2.5 million related to changes in the Company's estimated TRA liability. The 2022 period consists of $11.7 million of consulting expenses associated with systems implementation activities and post-implementation support services, $10.5 million of expenses associated with litigation, a $0.8 million loss related to the write-off of an investment, and $3.9 million of net

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
other non-recurring expenses, offset by income of $2.9 million related to changes in the Company’s estimated TRA liability.
Patient Equipment Depreciation
The following table presents the amounts of patient equipment depreciation by reportable segment (in thousands):

	Year Ended December 31,
	2024	2023	2022
Patient equipment depreciation:
Sleep Health	$161,911	$175,975	$153,591
Respiratory Health	95,546	71,002	65,750
Diabetes Health	8,185	10,182	10,166
Wellness at Home	54,647	68,537	56,781
Total patient equipment depreciation (1)	$320,289	$325,696	$286,288
(1)Patient equipment depreciation is included in Cost of net revenue in the accompanying consolidated statements of operations. Patient equipment depreciation is not reflected in the segment measure of profit or loss but the CODM regularly reviews this information by reportable segment. Refer to Note 2, Summary of Significant Accounting Policies, for a breakout of Cost of net revenue by category.
(7) Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. As a result of the Company’s change in its reportable segments effective in the fourth quarter of 2024, the Company reallocated total consolidated net goodwill to align with the new reporting units.
The change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Balance at December 31, 2022					$3,545,297
Goodwill from acquisitions					9,616
Net increase relating to measurement period adjustments					832
Goodwill impairment (1)					(830,787)
Balance at December 31, 2023					$2,724,958
Goodwill impairment prior to change in segment reporting (1)					(13,078)
Write off from sale of assets					(4,598)
Reallocation adjustment (2)	$1,581,039	$676,747	$211,796	$237,700	$2,707,282
Goodwill classified as assets held for sale (note 4)	—	—	—	(41,211)	(41,211)
Goodwill from acquisitions (note 3)	—	—	—	9,095	9,095
Balance at December 31, 2024	$1,581,039	$676,747	$211,796	$205,584	$2,675,166

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
(1)    On a consolidated basis, gross and net goodwill as of December 31, 2024 was $3.6 billion and $2.7 billion, respectively. The goodwill impairment charge recognized during the year ended December 31, 2024 prior to the change in segment reporting relates to the disposition of certain immaterial custom rehab technology assets. The total amount of accumulated impairment charges as of December 31, 2024 was $0.8 billion, which was recognized prior to the change in segment reporting.
(2) Represents the reallocation of goodwill from one reportable segment to the Sleep Health, Respiratory Health, Diabetes Health, and Wellness at Home reportable segments, using a relative fair value approach, as a result of the change in reportable segments in the fourth quarter of 2024.
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
In the fourth quarter of 2024, the Company separated its single reporting unit into multiple reporting units as a result of organizational changes. Prior to this change, the Company performed a quantitative goodwill impairment test on its single reporting unit under the former structure. The fair value of the Company’s former reporting unit prior to the change was computed using (1) a discounted cash flow method which includes assumptions on the projected future cash flows, earnings, discount rates, working capital adjustments, long-term growth rates, and others, and (2) a market approach method to estimate value through the analysis of recent sales of comparable assets or business entities. The results of the impairment test indicated that the estimated fair value of the Company’s former reporting unit was greater than its carrying value, as such, the Company did not recognize a goodwill impairment charge as a result of the impairment test. Subsequent to the change, the Company reallocated goodwill to its four new reporting units using a relative fair value approach and performed a quantitative goodwill impairment test under the new structure. The fair values of the Company’s reporting units subsequent to the change were computed using the same methods described above. The impairment test performed subsequent to the change indicated that the estimated fair values of the Company’s reporting units were greater than their respective carrying values, as such, the Company did not recognize a goodwill impairment charge as a result of the impairment test.
As described above, the Company performed a quantitative goodwill impairment test subsequent to the change from separating its single reporting unit into multiple reporting units, which indicated that the estimated fair values of the Company’s reporting units were greater than their respective carrying values. While the Company's quantitative goodwill impairment test did not result in an impairment charge, based on the results of such test, the excess of the estimated fair values of the Company's Respiratory Health, Diabetes Health and Wellness at Home reporting units over their respective carrying values was less than 20% of such carrying values. In future periods, if the Company were to experience a decline in its market capitalization or expected results for its reporting units for a sustained period of time, the Company may be required to perform an additional quantitative goodwill impairment test at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.
During the year ended December 31, 2023, the Company experienced declines in its market capitalization as a result of sustained decreases in the Company's stock price and also revised its financial projections. The Company considered these items to represent triggering events and performed a goodwill impairment test at each quarterly reporting date during 2023. Based on the results of the tests performed as of September 30, 2023 and December 31, 2023, it was concluded that the estimated fair value of the Company’s single reporting unit at that time was less than its carrying values at such dates; as such, the Company recognized an aggregate non-cash goodwill impairment charge of $830.8 million during the year ended December 31, 2023.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $49,736	$59,964	5.6
Payor contracts, net of accumulated amortization of $36,416	45,584	5.6
Identifiable intangible assets, net	$105,548

	December 31, 2023
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $38,314	$74,486	6.6
Payor contracts, net of accumulated amortization of $28,216	53,784	6.6
Developed technology, net of accumulated amortization of $4,410	1,890	1.5
Identifiable intangible assets, net	$130,160
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations, was $22.3 million, $32.6 million and $40.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending December 31,
2025	$20,388
2026	18,953
2027	17,650
2028	17,626
2029	17,626
Thereafter	13,305
Total	$105,548
The Company did not recognize any impairment charges related to identifiable intangible assets during the years ended December 31, 2024, 2023 and 2022.
(8) Fair Value of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs.
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
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition in the future may cause the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the years ended December 31, 2024, 2023 and 2022, the Company did not have any reclassifications in levels.
The following table presents the valuation of the Company’s financial assets and liabilities as of December 31, 2024 and 2023 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of December 31, 2024 and 2023. These estimates are not necessarily indicative of the amounts the Company could ultimately realize. The Company had no financial liabilities as of December 31, 2024 measured at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3
December 31, 2024
Assets
Interest rate swap agreements-short term	$—	$2,898	$—
Interest rate swap agreements-long term	—	132	—
Total assets measured at fair value	$—	$3,030	$—

(in thousands)	Level 1	Level 2	Level 3
December 31, 2023
Assets
Interest rate swap agreements-short term	$—	$4,482	$—
Interest rate swap agreements-long term	—	986	—
Total assets measured at fair value	$—	$5,468	$—

Liabilities
Acquisition-related contingent consideration-short term	$—	$—	$6,850
Warrant liability	—	—	4,021
Total liabilities measured at fair value	$—	$—	$10,871

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Interest Rate Swaps
The Company uses interest rate swap agreements to manage interest rate risk by converting a portion of its variable rate borrowings to a fixed rate and recognizes these derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the Company’s interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of FASB ASC Topic 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2024 and 2023 were classified as Level 2 of the fair value hierarchy. See Note 9, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Acquisition-Related Contingent Consideration
The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income/loss in the Company’s consolidated statements of operations. At December 31, 2023, contingent consideration liabilities of $6.9 million were included in other current liabilities, in the accompanying consolidated balance sheet. There are no contingent consideration liabilities recognized as of December 31, 2024. A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the years ended December 31, 2024 and 2023 is as follows (in thousands):

Year Ended December 31, 2024	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$6,850	$—	$(6,850)	$—	$—	$—

Year Ended December 31, 2023	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$7,500	$—	$(1,000)	$350	$—	$6,850

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Warrant Liability
The warrant liability as of December 31, 2023 represented the estimated fair value of the Company’s private warrants. The fair value of the private warrants, which expired on November 8, 2024, was estimated using the Black-Scholes option pricing model. See Note 13, Stockholders’ Equity, for additional discussion of the warrant liability and the material assumptions leveraged for the pricing model.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the years ended December 31, 2024, 2023 and 2022, other than the non-cash goodwill impairment charges and the allocation of consolidated goodwill to the four reportable segments as discussed in Note 7, Goodwill and Identifiable Intangible Assets, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(9) Derivative Instruments and Hedging Activities
FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As discussed in Note 8, Fair Value of Assets and Liabilities, and as required by ASC 815, the Company records all derivatives on its consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the twelve months subsequent to December 31, 2024, the Company estimates that an additional $3.0 million will be reclassified as a reduction to interest expense.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
As of December 31, 2024 and 2023, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR").
The notional amount associated with interest rate swap agreements that were outstanding as of December 31, 2024 was $250 million and have a maturity date in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Balance Sheet Location	Asset
Prepaid and other current assets	$2,898	$4,482
Other assets	132	986
Total	$3,030	$5,468
During the year ended December 31, 2024, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $1.7 million in other comprehensive income (loss). In addition, during the year ended December 31, 2024, $0.4 million was reclassified from other comprehensive income and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2023, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $2.5 million in other comprehensive income (loss). In addition, during the year ended December 31, 2023, $1.8 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2022, as a result of the effect of cash flow hedge accounting, the Company recognized a gain, net of tax, of $14.0 million in other comprehensive income (loss). In addition, during the year ended December 31, 2022, $2.9 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.
(10) Deferred Financing Costs
The change in the carrying amount of deferred financing costs for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$22,995	$28,229
Capitalized fees	4,592	—
Amortization	(5,666)	(5,234)
Write-off due to debt refinancing	(437)	—
Balance at end of period	$21,484	$22,995
Amortization expense relating to deferred financing costs was $5.7 million, $5.2 million and $5.2 million during the years ended December 31, 2024, 2023 and 2022, respectively, and is included in interest expense, net in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The December 31, 2024 balance of deferred financing costs of $21.5 million is estimated to be amortized to interest expense, net as follows (in thousands):
Twelve months ending December 31,

2025	$4,733
2026	4,728
2027	4,728
2028	4,290
2029	2,786
Thereafter	219
$21,484
(11) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$284,602	$211,504
Employee-related accruals	54,627	47,462
Accrued interest	28,818	29,327
Litigation reserves	—	57,340
Other	69,938	46,361
Total	$437,985	$391,994
(12) Debt
The following is a summary of long-term debt as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Secured term loan	$550,000	$720,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(18,829)	(22,018)
	1,981,171	2,147,982
Current portion	(16,250)	(53,368)
Long-term portion	$1,964,921	$2,094,614

Interest expense related to long-term debt agreements, including amortization of deferred financing costs and payments made or received under the Company’s interest rate swap agreements, for the years ended December 31, 2024, 2023 and 2022 was $124.7 million, $131.0 million and $112.4 million, respectively.

In January 2021, the Company entered into a credit agreement, as amended, (the "2021 Credit Agreement"). The 2021 Credit Agreement included borrowings of $800 million under a secured term loan (the "2021 Term Loan"), and $450 million in commitments for revolving credit loans (the "2021 Revolver"). Borrowings under the 2021 Term Loan were used in part to partially finance the cash portion of the purchase price for an acquisition. Mandatory prepayments were

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
required under the 2021 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments were also required in connection with the disposition of assets to the extent not reinvested, unpermitted debt transactions, and calculation of excess cash flow, as defined, if certain leverage tests were not met. As a result of the calculation of excess cash flow as of December 31, 2023, the Company was required to make a mandatory prepayment of $13.4 million, which was paid in March 2024.

On September 13, 2024, the Company entered into an amendment to the 2021 Credit Agreement (as amended, the “2024 Credit Agreement”). Prior to the amendment, the outstanding borrowings under the Company's 2021 Term Loan were $650.0 million. In connection with the amendment, the outstanding borrowings of certain existing lenders totaling $178.5 million were repaid in full, and such amount was borrowed from the remaining existing lenders. The 2024 Credit Agreement includes a $650 million term loan (the "2024 Term Loan"), and $300 million in revolving credit commitments (the "2024 Revolver", and together with the 2024 Term Loan, the "2024 Credit Facility") with a $55 million letter of credit sublimit. The 2024 Credit Facility matures in September 2029. However, if the 6.125% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2027, then the 2024 Credit Facility will mature on May 1, 2028; and, if the 4.625% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2028, then the 2024 Credit Facility will mature on May 1, 2029. At the option of the Company, amounts borrowed under the 2024 Credit Facility bear interest at variable rates based upon either the Base Rate (as defined in the 2024 Credit Agreement), payable quarterly, or Term SOFR (as defined in the 2024 Credit Agreement), payable monthly or every three months depending on the interest period selected. Interest periods for Term SOFR loans are available for one, three, or six months at the option of the Company. Base Rate loans accrue interest at a per annum rate equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus an applicable margin ranging from 0.50% to 2.25% per annum based on the Company's Consolidated Senior Secured Leverage Ratio (as defined in the 2024 Credit Agreement). Term SOFR loans accrue interest at a per annum rate equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) an applicable margin ranging from 1.50% to 3.25% per annum based on the Company's Consolidated Senior Secured Leverage Ratio. The 2024 Revolver carries a commitment fee during the term of the 2024 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2024 Revolver depending upon the Company's Consolidated Senior Secured Leverage Ratio. In connection with the 2024 Credit Agreement, the Company paid financing costs of $6.4 million. Further, in connection with executing the 2024 Credit Agreement, the Company recognized a loss on debt extinguishment of $2.3 million consisting of lender fees and the write off of unamortized deferred financing costs related to the Company’s 2021 Credit Agreement, which is included in Loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2024.
Under the 2024 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. The Company was in compliance with the applicable covenants in the 2024 Credit Agreement as of December 31, 2024.
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
Term Loan
As of December 31, 2024, the outstanding borrowings under the 2024 Term Loan requires quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
30, 2029, and the remaining unpaid principal balance is due in September 2029. During the year ended December 31, 2024, the Company made voluntary repayments on the 2024 Term Loan totaling $95.9 million. At December 31, 2024, there was $550.0 million outstanding under the 2024 Term Loan. The per annum interest rate under the 2024 Term Loan was 6.1% at December 31, 2024. At December 31, 2023, there was $720.0 million outstanding under the 2021 Term Loan.
Revolving Credit Facility

There were no borrowings under the 2024 Revolver during the year ended December 31, 2024. At December 31, 2024, there was $22.4 million outstanding under letters of credit. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. At December 31, 2024, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $277.6 million.

During the year ended December 31, 2023, the Company borrowed $50.0 million under the 2021 Revolver, and repaid $50.0 million during the period. At December 31, 2023, there were no outstanding borrowings under the 2021 Revolver. During the year ended December 31, 2022, the Company had no borrowings under the 2021 Revolver, and there was no balance outstanding under the 2021 Revolver at December 31, 2022.
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
In January 2021, the Company issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the "4.625% Senior Notes"). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2025 is 101.156%, and (ii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the "6.125% Senior Notes"). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year. The 6.125% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2024 is 102.042%, (ii) August 1, 2025 is 101.021% and (iii) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, the Company may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The future maturity of total debt, excluding unamortized deferred financing fees, at December 31, 2024 is as follows (in thousands):

Twelve months ended December 31,
2025	$16,250
2026	20,313
2027	32,500
2028	382,500
2029	948,437
Thereafter	600,000
Total debt maturity	$2,000,000
(13) Stockholders' Equity
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
Treasury Stock
In May 2022, the Company's board of directors authorized a share repurchase program for up to $200.0 million of the Company's Common Stock, which expired on December 31, 2023 (the "Share Repurchase Program"). The timing and actual number of shares repurchased depended upon market conditions and other factors. Shares of the Company's Common Stock were repurchased from time to time on the open market, through privately negotiated transactions or otherwise. During the years ended December 31, 2023 and 2022, the Company purchased 3,184,200 and 750,835 shares of the Company's Common Stock, respectively, for $29.3 million and $14.0 million, respectively, under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders' equity. During the year ended December 31, 2024, as discussed in Note 18, Commitments and Contingencies, the Company issued 1 million shares from its Treasury Stock in connection with a litigation settlement.
Warrants
In connection with the closing of the Business Combination, the Company issued 12,666,666 warrants on November 8, 2019. The Company's remaining unexercised warrants expired on November 8, 2024. Prior to the expiration, each warrant was exercisable into one share of Common Stock at a price of $11.50 per share. There were no warrants exercised during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, 184,870 warrants were exercised in cashless transactions resulting in the issuance of 87,553 shares of Common Stock.
The Company classified its warrants as a liability in its consolidated balance sheets because of certain terms included in the corresponding warrant agreement. The estimated fair value of the warrants was recorded as a liability, with such fair value reclassified to stockholders’ equity upon the exercise of such warrants. Prior to exercise, the change in the

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
estimated fair value of such warrants each period was recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.
A reconciliation of the changes in the warrant liability during the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2021	$57,764
Change in estimated fair value of the warrant liability	(17,158)
Reclassification of warrant liability to equity for exercised warrants	(2,103)
Estimated fair value of warrant liability at December 31, 2022	38,503
Change in estimated fair value of the warrant liability	(34,482)
Estimated fair value of warrant liability at December 31, 2023	4,021
Change in estimated fair value of the warrant liability	(4,021)
Estimated fair value of warrant liability at December 31, 2024	$—
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. On June 20, 2024, the stockholders of the Company approved an amendment and restatement of the 2019 Plan to increase the number of shares of Common Stock of the Company reserved and available for issuance under the 2019 Plan by 8,350,000 shares (and increase the number of incentive stock options that may be granted under the 2019 Plan by the same amount), to permit the grant of up to 18,350,000 shares of Common Stock, subject to certain adjustments and limitations. At December 31, 2024, 9,138,317 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.
Stock Options
In January 2021, the Company granted 703,170 options to purchase shares of the Company’s Common Stock to certain senior executives of the Company. The options vest ratably over a three-year period from the date of grant based on a service condition and have a contractual exercise period of five years from the date of grant. The total grant-date fair value of the options granted, using a Black-Scholes option pricing model, was $6.9 million. During the year ended December 31, 2024, the remaining 468,780 outstanding options from this grant expired as a result of the resignation of the Company’s former CEO and former President as further discussed below.
In November 2019, the Company granted 3,416,666 options to purchase shares of Common Stock of the Company to certain senior management employees that have an exercise price of $11.50 per share and a contractual exercise period of ten years from the date of grant. The vesting conditions relating to these options included a defined performance condition with a measurement period during the year ended December 31, 2020 which was satisfied, and also a service condition. Of the total options granted, the last tranche consisting of 722,222 options vested on December 31, 2022.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
There were no stock options granted during the years ended December 31, 2024, 2023 and 2022. The following table provides the activity regarding the Company’s outstanding stock options during the years ended December 31, 2024, 2023 and 2022 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2021	2,219	$3.75	$19.36
Activity - none	—
Outstanding, December 31, 2022	2,219	$3.75	$19.36
Activity - none	—
Outstanding, December 31, 2023	2,219	$3.75	$19.36
Expired	(969)	$5.84	$29.51
Outstanding, December 31, 2024	1,250	$2.12	$11.50	1.1 Years
The following table provides the activity for all outstanding stock options during the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2021	5,766	$11.26
Exercised	(804)	$5.69
Outstanding, December 31, 2022	4,962	$12.19
Exercised	(1,553)	$6.24
Outstanding, December 31, 2023	3,409	$14.90
Exercised	(245)	$3.97
Expired	(969)	$29.51
Outstanding, December 31, 2024	2,195	$9.67	2.4 Years
During the year ended December 31, 2024, 207,002 stock options were exercised resulting in $0.7 million of cash proceeds received by the Company and the issuance of 207,002 shares of the Company's Common Stock. Also, during the year ended December 31, 2024, 38,014 stock options were exercised in cashless transactions resulting in the issuance of 13,509 shares of the Company's Common Stock. During the year ended December 31, 2023, 211,185 stock options were exercised resulting in $0.6 million of cash proceeds received by the Company and the issuance of 211,185 shares of the Company's Common Stock. Also, during the year ended December 31, 2023, 1,341,770 stock options were exercised in cashless transactions resulting in the issuance of 228,466 shares of Common Stock. During the year ended December 31, 2022, 489,191 stock options were exercised resulting in $2.5 million of cash proceeds received by the Company and the issuance of 489,191 shares of the Company's Common Stock. Additionally, during the year ended December 31, 2022, 315,349 stock options were exercised in cashless transactions resulting in the issuance of 131,741 shares of Common Stock.
The following table provides the activity for exercisable stock options during the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share data):

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Exercisable, December 31, 2021	4,575	$7.39
Vested	878	$18.12
Exercised	(804)	$5.69
Exercisable, December 31, 2022	4,649	$9.73
Vested	234	$48.72
Exercised	(1,553)	$6.24
Exercisable, December 31, 2023	3,330	$14.10
Vested	79	$48.72
Exercised	(245)	$3.97
Expired	(969)	$29.51
Exercisable, December 31, 2024	2,195	$9.67	2.4 Years
The following table provides the activity for unexercisable stock options during the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Unexercisable, December 31, 2021	1,191	$26.15
Vested	(878)	$18.12
Unexercisable, December 31, 2022	313	$48.72
Vested	(234)	$48.72
Unexercisable, December 31, 2023	79	$48.72
Vested	(79)	$48.72
Unexercisable, December 31, 2024	—	$—
Restricted Stock
During the year ended December 31, 2024, the Company granted the following shares of restricted stock and restricted stock units:
•1,985,404 shares of restricted stock to various employees which vest ratably over the two or three-year periods following the vesting commencement dates, subject to the employees’ continuous employment through the applicable vesting dates. The grant-date fair value of these awards was $17.8 million.
•52,326 shares of restricted stock to an employee which vested on the two-month anniversary following the applicable vesting commencement dates. The grant-date fair value of these awards was $0.5 million.
•134,362 shares of restricted stock to the Company's non-employee directors which vest approximately one year following the grant date. The grant-date fair value of these awards was $1.4 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
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
◦Less than 25th Percentile – No payout
◦Greater than or equal to 25th Percentile – 50% of Performance RSUs
◦Equal to 50th Percentile – 100% of Performance RSUs
◦Greater than or equal to 75th Percentile – 200% of Performance RSUs
During the year ended December 31, 2023 the Company granted the following shares of restricted stock:
•732,810 shares to various employees which vest ratably over the three-year period following the vesting commencement date (which is generally the grant date), subject to the employees' continuous employment through the applicable vesting date. The grant-date fair value of these awards was $9.3 million.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
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
◦Less than 25th Percentile – No payout
◦Greater than or equal to 25th Percentile – 50% of Performance RSUs
◦Equal to 50th Percentile – 100% of Performance RSUs
◦Greater than or equal to 75th Percentile – 200% of Performance RSUs
Activity related to the Company’s non-vested restricted stock grants for the years ended December 31, 2024, 2023 and 2022 is presented below (in thousands, except per share data):

	Number of Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2021	2,195	$19.58
Granted	962	$21.26
Vested	(700)	$19.99
Forfeited	(196)	$20.60
Non-vested balance, December 31, 2022	2,261	$23.90
Granted	1,311	$13.85
Vested	(1,063)	$19.59
Forfeited	(441)	$25.95
Non-vested balance, December 31, 2023	2,068	$19.16
Granted	3,220	$12.07
Vested	(840)	$37.25
Forfeited	(1,370)	$15.00
Non-vested balance, December 31, 2024	3,078	$13.99

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Equity-Based Compensation Expense
The table below presents the equity-based compensation expense recognized during the years ended December 31, 2024, 2023 and 2022, as well the classification of amounts in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
General and administrative expense	$11,290	$17,667	$15,503
Cost of net revenue	3,590	4,801	6,894
Total	$14,880	$22,468	$22,397
The Company recognized an increase to income tax expense of $1.6 million and $0.6 million for the years ended December 31, 2024 and December 31, 2023, respectively, as a result of a shortfall associated with equity-based compensation. The Company recognized a reduction to income tax expense of $2.1 million for the year ended December 31, 2022, as a result of excess tax benefits associated with equity-based compensation.
At December 31, 2024, there was $24.5 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.1 years.
As previously disclosed, by mutual agreement with the Company, the Company's former President resigned from all positions held with the Company on August 31, 2024 and served as a non-executive member of the board of directors until December 31, 2024. In connection with his termination of employment on August 31, 2024, 311,018 restricted stock units subject to time-based vesting conditions and 391,408 restricted stock units subject to performance-based vesting conditions that were unvested at the time of his resignation were forfeited. As a result of these forfeitures, during the year ended December 31, 2024, the Company reversed $3.3 million of previously recognized equity-based compensation expense, which was recognized as a reduction to general and administration expenses in the accompanying consolidated statements of operations for the year ended December 31, 2024.
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
(14) Earnings (Loss) Per Share
Earnings (Loss) Per Share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net income (loss) per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive Common Stock.
The Company’s potentially dilutive securities include potential common shares related to unvested restricted stock, outstanding stock options and outstanding preferred stock. See Note 13, Stockholders’ Equity, for additional discussion of these potential dilutive securities.
Diluted net income (loss) per share considers the impact of potentially dilutive securities except when the potential common shares have an antidilutive effect. The Company’s outstanding preferred stock are considered participating securities, thus requiring the two-class method of computing diluted net income (loss) per share. Computation of diluted

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
net income (loss) per share under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
Computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income (loss) attributable to AdaptHealth Corp.	$90,422	$(678,895)	$69,316
Less: Earnings allocated to participating securities (1)	7,675	—	5,867
Net income (loss) for basic EPS	$82,747	$(678,895)	$63,449
Change in fair value of warrant liability (2)	—	(34,482)	(17,158)
Net income (loss) for diluted EPS	$82,747	$(713,377)	$46,291

Denominator (1) (2)
Basic weighted-average common shares outstanding	133,756	134,156	134,175
Add: Warrants (2)	—	262	1,528
Add: Stock options	251	—	2,512
Add: Unvested restricted stock	1,524	—	773
Diluted weighted-average common shares outstanding	135,531	134,418	138,988

Basic net income (loss) per share	$0.62	$(5.06)	$0.47
Diluted net income (loss) per share	$0.61	$(5.31)	$0.33
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
(2)For the years ended December 31, 2023 and 2022, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net income (loss) per share. This adjustment is included as the effect of the numerator and denominator adjustments for this derivative instrument is dilutive as a result of the non-cash gains recognized for the change in fair value of this instrument during those periods. For the year ended December 31, 2024, this adjustment is excluded from the computation of diluted net income per share since the warrants are no longer outstanding as of December 31, 2024. See Note 13, Stockholders’ Equity, for additional details.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income (loss) per share for the years ended December 31, 2024, 2023 and 2022 because to do so would be antidilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Preferred Stock	12,406	12,406	12,406
Stock Options	1,943	3,409	469
Unvested restricted stock	1,545	1,993	—
Total	15,894	17,808	12,875
(15) Leases
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
The following table presents information about lease costs and expenses and sublease income for the years ended December 31, 2024 and 2023 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$44,667	$38,365	$37,822
Finance lease costs:
Amortization of ROU assets	$11,100	$5,761	$8,246
Interest on lease liabilities	$2,361	$1,058	$—
Other lease costs and income:
Variable leases costs (1)	$24,127	$20,769	$17,758
Sublease income	$730	$1,427	$1,380
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	5.2 years	5.6 years
Finance leases	3.1 years	3.6 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	4.9%	4.4%
Finance leases	6.9%	6.7%
The following table provides the undiscounted amount of future cash flows related to the Company's operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2025	$33,978	$16,509
2026	27,411	13,715
2027	19,277	10,015
2028	15,035	2,765
2029	9,809	30
Thereafter	20,728	—
Total future undiscounted leases payments	$126,238	$43,034
Less: amount representing interest	(16,018)	(4,089)
Present value of future lease payments (lease liability)	$110,220	$38,945

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The following table provides certain cash flow and supplemental non-cash information related to the Company's lease liabilities for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$40,392	$38,328	$37,486
Financing cash payments for finance leases	$9,865	$6,769	$16,176
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$35,871	$22,000	$22,543
Finance leases	$17,871	$32,101	$5,423
(16) Retirement Plans
At December 31, 2024, the Company had a single consolidated retirement plan (the "AdaptHealth Plan"). The AdaptHealth Plan allows employees to contribute up to the annual limitation imposed by the Internal Revenue Code. The Company makes matching contributions to the AdaptHealth Plan. During the years ended December 31, 2024, 2023, and 2022, the Company recorded matching contribution expense of $7.8 million, $5.6 million, and $4.7 million, respectively, related to the AdaptHealth Plan.
(17) Self-Insured Plans
The Company was self-insured for its employees’ medical, auto and workers’ compensation claims during 2024, 2023 and 2022. The Company purchased medical stop loss insurance that covers the excess of each specific loss over $300,000 in 2024, 2023 and 2022. In 2024, 2023 and 2022, the Company purchased workers’ compensation stop loss insurance which has occurrence-based limits that vary by state based on statutory rules. The Company is subject to an aggregate annual limit. Self-insurance reserves include estimates of both known claims filed and estimates of claims incurred but not reported. The Company uses historical paid claims information to estimate its claims liability. The liability for self-insurance reserves was $23.9 million and $19.0 million as of December 31, 2024 and 2023, respectively. This liability is included within accounts payable and accrued expenses in the accompanying consolidated balance sheets.
(18) Commitments and Contingencies

From time to time and in the normal course of business, the Company is subject to loss contingencies, arising from legal proceedings, claims, and governmental and other investigations under or with respect to various governmental programs and state and federal laws relating to its business, including as a result of or following acquisitions and other business activities, that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If there is no probable estimate within a range of reasonably possible outcomes, the Company’s policy is to record at the low end of the range of such reasonably possible outcomes. Significant judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations or proceedings. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial conditions or results of operations. However, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings, claims and investigations are inherently uncertain, and material adverse outcomes are possible. Professional legal fees associated with any such legal proceedings, claims and investigations are expensed as they are incurred.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
On July 29, 2021, Robert Charles Faille Jr., a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania for alleged violations of the federal securities laws arising from allegedly false and misleading statements and/or failures to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory. On October 14, 2021, the court appointed the Delaware County Employees Retirement System and the Bucks County Employees Retirement System as Lead Plaintiffs. On November 22, 2021, Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors on behalf of shareholders that purchased or otherwise acquired the Company’s stock and options between November 8, 2019 and July 16, 2021 (as to the complaint, the “Consolidated Complaint”; as to the action, the “Consolidated Class Action”). The Consolidated Complaint generally alleged that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding changes made to the methodology used to calculate the Company’s organic growth trajectory and the Company’s former Co-CEO’s alleged tax fraud arising from certain past private activity. The Consolidated Complaint sought unspecified damages. On January 20, 2022, the defendants filed a motion to dismiss the Consolidated Complaint, which the court denied on June 9, 2022. On June 7, 2023, the court entered an order staying the Consolidated Class Action pending the outcome of a private mediation between the parties.
On February 26, 2024, the defendants entered into a stipulation and agreement of settlement with the Lead Plaintiffs (the “Securities Settlement”). On March 5, 2024, the court granted preliminary approval of the settlement. On July 10, 2024, the court entered a judgment approving the class action settlement. The judgment certified the putative class for settlement purpose, found that the settlement is fair, reasonable, and adequate in all respects, and subject to certain exclusions and limitations, released claims on behalf of the settlement class that were asserted or could have been asserted in the Consolidated Class Action against the defendants. The Company’s portion of the settlement consisted of (i) $32.2 million of cash from the Company’s insurance carriers; (ii) $17.8 million of cash from the Company; (iii) 1 million shares of the Company’s Common Stock (the “Settlement Shares”), which had a fair value of $7.3 million recognized as a liability at December 31, 2023; and (iv) the implementation of certain corporate governance reforms. All of the aforementioned cash consideration has been paid consistent with the Securities Settlement during the year ended December 31, 2024.
During the year ended December 31, 2024, prior to the court approval of the class action settlement on July 10, 2024, the Company recognized a pre-tax expense and corresponding liability of $2.4 million for the change in fair value of the Settlement Shares, which is included in other loss, net in the accompanying consolidated statements of operations. In July 2024, the Company issued the Settlement Shares from available Treasury Stock. In connection with the issuance, the Company eliminated the outstanding $9.7 million liability through a reduction to Treasury Stock and Additional paid-in capital of $17.7 million and $8.0 million, respectively.
On March 7, 2024, the Company entered into a settlement agreement with its Directors and Officers (D&O) liability insurers to resolve a proceeding that the Company filed in Delaware Superior Court concerning coverage in connection with the Consolidated Class Action and the Derivative Action discussed immediately below. The insurance settlement exhausted $35.0 million in D&O coverage limits available to the Company for the policy period from November 8, 2020 to November 8, 2021.
On December 6, 2021, a putative shareholder of the Company, Carol Hessler (the “Derivative Plaintiff”), filed a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Derivative Complaint”; as to the action, the “Derivative Action”). The Derivative Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by, among other things, allegedly causing or allowing misrepresentations and/or omissions regarding changes made to the methodology used to calculate the Company’s organic growth and the Company’s former Co-CEO’s alleged criminal activity and engaging in insider trading. The Derivative Complaint also alleged claims for waste of corporate assets and unjust enrichment. Finally, the Derivative Complaint alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in the Company’s Proxy Statements on Schedule DEF 14A in connection with a Special Meeting of Stockholders, held on March 3, 2021, and the 2021 Annual

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Meeting of Stockholders, held on July 27, 2021. The Derivative Complaint sought, among other things, an award of money damages.
On March 4, 2022, the parties to the Derivative Action stipulated to stay the Derivative Action pending final resolution of the Consolidated Class Action. On March 7, 2022, the court so-ordered the parties’ stipulation.
On April 23, 2024, defendants entered into a stipulation and agreement of settlement with the Derivative Plaintiff. On June 25, 2024, the court granted preliminary approval of the settlement. On November 15, 2024, the court entered a judgment approving the class action settlement. The judgment found that the settlement is fair, reasonable, and adequate in all respects, and subject to certain limitations, released claims on behalf of the settlement class that were asserted or could have been asserted in the Derivative Action against the defendants. The settlement consisted of (i) $0.9 million in attorneys’ fees and expenses, which was funded in November 2024 with cash from the Company; and (ii) the implementation of corporate governance reforms separate from those negotiated in the Securities Settlement.

For the year ended December 31, 2024, the Company recorded a pre-tax expense of $0.9 million associated with the settlement, which is included in other loss, net in the accompanying consolidated statements of operations.
On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York issued a civil investigative demand to a subsidiary of the Company, pursuant to the False Claims Act, 31 U.S.C. § 3733 ("FCA") regarding whether the subsidiary submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.
On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs (the "Allegheny Lead Plaintiffs"). On May 14, 2024, Allegheny Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. The Allegheny Lead Plaintiffs filed their opposition brief on October 1, 2024, and defendants filed their reply brief on November 15, 2024.
The Company intends to vigorously defend against the allegations contained in the Allegheny County Complaint, but there can be no assurance that the defense will be successful.
On March 20, 2024, a putative shareholder of the Company, Weiding Wu, filed a shareholder derivative complaint related to the allegations in the Allegheny County Complaint, and against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Wu Derivative Complaint”; as to the action, the “Wu Derivative Action”). The Wu Derivative Complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding the Company’s organic growth in its diabetes product category. The Wu Derivative Complaint also alleges claims for unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The Wu Derivative Complaint seeks, among other things, an award of money damages.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
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
On July 29, 2024, the U.S. Attorney’s Office for the District of South Carolina issued a civil investigative demand to the Company pursuant to the FCA regarding whether the Company submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for humidifiers that are integrated with CPAP devices and provided to patients from January 1, 2017 to the present.
The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.
(19) Related Party Transactions
The Company and one of its former executive officers (who was a member of the board of directors through December 31, 2024) own an equity interest in a vendor of the Company that provides automated order intake software. The expense related to this vendor was $14.9 million, $11.3 million and $7.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of December 31, 2024 and 2023, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was approximately 1.0% of the Company’s consolidated net revenue during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of December 31, 2024. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Payments to this vendor were approximately $73.9 million, $24.2 million, and $80.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the Company had an immaterial outstanding accounts payable balance to this vendor.
A former regional manager of the Company is a shareholder of a business which provides contract labor to the Company. The regional manager no longer provides service to the Company as of March 31, 2024. Payments to this service provider were $5.3 million, $21.8 million, and $20.0 million for the quarter ended March 31, 2024 and for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the Company had an immaterial outstanding payable balance to this vendor.
(20) Income Taxes

The Company is subject to U.S. federal, state, and local income taxes. For the years ended December 31, 2024, 2023 and 2022, the Company recorded income tax expense of $41.2 million, an income tax benefit of $49.0 million, and income tax expense of $24.8 million, respectively. For the year ended December 31, 2024, the Company recognized a $1.0 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges of $13.1 million. For the year ended December 31, 2023, the Company recognized a $64.8 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges of $830.8 million. See Note 7, Goodwill and Identifiable Intangible Assets, for additional details.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The current and deferred income tax (benefit) expense for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$3,792	$5,689	$(197)
State	5,398	7,902	6,930
	9,190	13,591	6,733
Deferred:
Federal	25,330	(42,720)	12,205
State	6,719	(19,875)	5,831
	32,049	(62,595)	18,036
Income tax expense (benefit)	$41,239	$(49,004)	$24,769
A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.0%	1.0%	3.6%
Equity-based compensation	1.6%	(0.4)%	(0.5)%
Change in valuation allowance	3.8%	(0.3)%	—%
Change in fair value of warrant liability	(0.6)%	1.0%	(3.7)%
Goodwill impairment	1.4%	(16.6)%	—%
Deferred tax only adjustment	(0.8)%	1.1%	(2.6)%
Deferred tax impact of state effective tax rate changes	—%	—%	8.6%
Other	0.9%	—%	(1.1)%
Effective income tax rate	30.3%	6.8%	25.3%

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Deferred income tax assets and liabilities are comprised of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Accounts receivable	18,915	35,009
Goodwill and intangible assets	259,976	293,022
Inventory	1,321	1,926
Accruals	14,361	16,909
Net operating losses and credits	14,162	23,978
Transaction costs	522	455
Equity-based compensation	4,220	5,379
Excess business interest expense	64,429	46,273
Lease liability	36,158	37,069
Capital losses	—	792
Other	132	7
Total deferred income tax assets	414,196	460,819
Valuation allowance	(8,916)	(3,788)
Net deferred income tax assets	$405,280	$457,031
Deferred income tax liabilities:
Right-of-use assets	$(34,841)	$(36,011)
Contingent consideration	(2,328)	(2,112)
Investment in partnership	(812)	(582)
Unrealized gains	(779)	(1,479)
Equipment and other fixed assets	(52,015)	(70,993)
Total deferred income tax liabilities	(90,775)	(111,177)
Noncurrent net deferred income tax assets	$314,505	$345,854

Deferred income taxes are determined based on the temporary differences between the financial statement book basis and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred income tax assets according to the provisions of FASB ASC 740, Income Taxes. In making this determination, management assesses all available evidence, both positive and negative, available at the time balance sheet date. This includes, but is not limited to, recent earnings, internally prepared income projections, and historical financial performance. A history of cumulative losses is a significant piece of negative evidence used in the assessment. As of December 31, 2024 and 2023, the Company had a valuation allowance recorded against net deferred tax assets of $8.9 million, and $3.8 million, respectively.
As of December 31, 2024 and 2023, the Company had federal net operating losses ("NOLs") carryforwards of $4.8 million and $72.4 million, respectively and state NOLs of $293.4 million and $281.1 million, respectively. The Company believes $4.8 million of federal NOLs are fully limited as a result of ownership changes within the meaning of Internal Revenue Code Section 382 ("Section 382") and has maintained a valuation allowance against these NOL deferred

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
tax assets. As of December 31, 2024 and 2023, the Company had interest expense carryforwards of $262.4 million and $177.3 million, which may be carried forward indefinitely.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands).

Balance, December 31, 2021	$4,047
Additions for tax positions acquired	2,670
Reductions due to lapse of statute of limitations	(78)
Balance, December 31, 2022	6,639
Additions for tax positions acquired	—
Reductions due to lapse of statute of limitations	(43)
Balance, December 31, 2023	6,596
Additions for tax positions acquired	12
Reductions due to lapse of statute of limitations	(3,868)
Balance, December 31, 2024	$2,740
The unrecognized tax benefit of $2.7 million at December 31, 2024 relates to tax positions taken in pre-closing tax periods of companies acquired in 2021, for which the Company received tax indemnifications against any losses. As such, the Company recognized a corresponding asset on its consolidated balance sheet and no amount of the Company’s uncertain tax positions, if recognized, would impact the effective tax rate of the Company. As of December 31, 2024 and 2023, the Company’s accrued liability for interest and penalties is $1.7 million and $2.8 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2020, based on the U.S. statute of limitations. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
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
At December 31, 2024, the Company’s liability relating to the TRA was $290.4 million, of which $25.0 million and $265.4 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2023, the Company's liability relating to the TRA was $291.6 million, of which $1.5 million and $290.1 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company recognized a loss of $0.2 million related to changes in the estimated TRA liability, which is included in other loss, net in the accompanying consolidated statement of operations. During the year ended December 31, 2023, the Company recognized income of $2.5 million related to changes in the estimated TRA liability primarily as a result of a decrease in estimated effective tax rates in future years, which is included in other loss, net in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
(21) Subsequent Events
The Company evaluated subsequent events for the period from December 31, 2024 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, the following material weakness in internal control over financial reporting, which was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the prior fiscal year, continued to exist as of December 31, 2024:

•The Company did not design and implement process-level controls over the determination of excess or obsolete medical equipment and other inventory balances. Specifically, the Company did not have a mechanism in place to track the movement and status of specific medical equipment and other inventory which could affect the valuation of its inventory. This material weakness is hereinafter referred to as "the Inventory Valuation Material Weakness".

The material weakness did not result in any identified material misstatements to the consolidated financial statements and there were no changes to previously reported financial results as a result of this material weakness. Based on this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. KPMG LLP's report appears on page 67 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financing Reporting

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the prior fiscal year, in addition to the Inventory Valuation Material Weakness described above, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2023.

•The Company uses a third-party service provider under a software as a service contract to initiate and process the majority of its revenue transactions. The service provider uses a subservice organization to consolidate and reformat transactional revenue data before it is recorded in the Company’s general ledger. The Company obtains from the service provider a System and Organization Controls (SOC) 1 Type 2 report as part of the evidence used in its evaluation of the Company’s internal control over financial reporting. Due to insufficient communication between the Company and the service provider regarding its expectations for controls over the activities of the subservice organization, the SOC 1 Type 2 report for the service provider did not provide evidence of design, implementation, and operating effectiveness of controls over the completeness and accuracy of the Company’s transactional revenue data processed by the subservice organization. The Company also did not design and implement such controls on its own. Substantially all manual and automated controls within the revenue process rely on the integrity of the information processed by the third-party service provider and its subservice organization and, therefore, are also considered to be ineffective. This material weakness is hereinafter referred to as "the Revenue Process Material Weakness".

•The Company did not design and implement a three-way match control (comparing the purchase order, delivery receipt, and invoice) over its procurement of medical equipment inventory through a third-party distribution channel. Specifically, because these procurement transactions are initiated through technology that is not integrated with the technology utilized for vendor invoice payments, the Company was not able to reconcile the quantities of the equipment invoiced by its vendors to the quantities actually received which could affect the completeness, existence, and accuracy of the Company’s cost of sales and the related accounts payable. This material weakness is hereinafter referred to as "the Procurement Process Material Weakness".

Both of these material weaknesses were remediated during 2024. With respect to the Revenue Process Material Weakness, management has completed its remediation efforts by working with the third-party service provider to ensure its SOC 1 Type 2 report includes evidence of implementation and testing of controls for all relevant sub-service providers impacting the revenue transactional data used by the Company. Management evaluated the evidence reflected in the SOC 1 Type 2 report and concluded that relevant controls at the service and subservice organizations were designed, implemented, and operated for a sufficient period of time to remediate this material weakness.

With respect to the Procurement Process Material Weakness, management has completed its remediation efforts during 2024 through the design, implementation and operation of new technology and related controls to facilitate a three-way match of the transaction purchase order, delivery receipt and invoice. The controls operated for a sufficient period of time to remediate this material weakness.

Remediation of Material Weakness Existing as of December 31, 2024

With respect to the Inventory Valuation Material Weakness existing as of December 31, 2024, management continues to take steps toward remediation. Effective October 2024, a new Chief Operating Officer started at AdaptHealth and assumed responsibility for the project to implement a perpetual inventory system that will enable the Company to track the movement and status of specific medical equipment and other inventory. A solution design assessment was completed in the fourth quarter to review operational efficiency and effectiveness of the proposed perpetual inventory system. The assessment also evaluated the current perpetual inventory technology deployed and identified an opportunity to leverage the Company’s existing order fulfillment and delivery system within the perpetual inventory solution. The systems' integration is now incorporated into the project scope. As of December 31,2024, the perpetual inventory solution was rolled out to 102 locations up from eight pilot sites in 2023 supporting 30% of the Company’s inventory value.

Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of the dates and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, none of the Company's directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of the stockholders to be filed on or before April 30, 2025 and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of the stockholders to be filed on or before April 30, 2025 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of the stockholders to be filed on or before April 30, 2025 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of the stockholders to be filed on or before April 30, 2025 and is incorporated herein by reference.
Item 14. Principal Accountant’s Fees and Services
The information required by this item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of the stockholders to be filed on or before April 30, 2025 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Consolidated Financial Statements and Supplementary Data:
Financial Statements. The following is a list of the Consolidated Financial Statements of AdaptHealth Corp. and its subsidiaries included in Item 8 of Part II of this report.
(b)Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits starting on page 127 of this Annual Report on Form 10-K.
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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed with the SEC on February 13, 2018).
4.2	Description of Securities (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 10-K filed with the SEC on February 27, 2024).
4.3
Amended and Restated Registration Rights Agreement, dated as of July 1, 2020, by and among the Company, OEP AHCO Investment Holdings, LLC, Deerfield Partners, L.P., Deerfield Private Design Fund IV, L.P. and the other persons listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).

4.4
Amendment to Amended and Restated Registration Rights Agreement, dated as of December 1, 2020, by and among the Company, AdaptHealth Holdings LLC and the other persons listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2020).

4.5
Indenture, dated as of July 29, 2020, by and among AdaptHealth LLC, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).

4.6
Indenture, dated as of January 4, 2021, by and among AdaptHealth LLC, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021).

4.7
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

10.5
Fourth Amendment, dated as of September 13, 2024 to the Credit Agreement, dated as of January 20, 2021 among AdaptHealth LLC, the guarantors named therein, Regions Bank, as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2024).

10.6
Tax Receivable Agreement, dated November 8, 2019, by and among AdaptHealth Holdings, the Company and the Non-Blocker AdaptHealth Members and the Blocker Sellers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).

10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019).
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

10.17
Exchange Agreement, dated as of June 24, 2020, by and between AdaptHealth Corp. and Deerfield Private Design Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.18
Investment Agreement, dated as of June 24, 2020, by and between AdaptHealth Corp. and Deerfield Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.19
Consent Agreement, dated as of May 9, 2022, among AdaptHealth LLC, the guarantors named therein, Regions Bank as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 12, 2022).

10.20†
Letter Agreement, dated June 26, 2023, by and between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2023).

10.21†
Employment Agreement, dated July 24, 2023, by and between AdaptHealth Corp. and Albert Prast (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2023).

10.22†
Amendment to Letter Agreement, dated August 29, 2023, by and between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2023).

10.23†
Second Amendment to Letter Agreement, dated October 26, 2023, by and between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2023).

10.24	AdaptHealth LLC Non-qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023).

10.25†
Third Amendment to Letter Agreement, dated December 21, 2023, by and between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2023).

10.26
Stipulation and Agreement of Settlement, dated as of February 26, 2024 (incorporated by reference to Exhibit 10.31 of the Company's Current Report on Form 10-K filed with the SEC on February 27, 2024).

10.27†
Fourth Amendment to Letter Agreement, dated as of March 3, 2024, by and between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024).

10.28†
Employment Agreement, dated as of April 10, 2024, by and between AdaptHealth Corp. and Suzanne Foster (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.29†
Fifth Amendment to Letter Agreement, dated as of April 15, 2024, by and between AdaptHealth Corp. and Richard Barasch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.30†
Amendment to Employment Agreement, dated as of April 15, 2024, between AdaptHealth Corp. and Jason Clemens (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.31†
Revised Offer of Employment, dated April 28, 2023, between AdaptHealth Corp. and Shaw Rietkerk (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q with the SEC on May 9, 2024).

10.32†
Revised Offer of Employment, dated September 22, 2023 between AdaptHealth Corp. and Shaw Rietkerk (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q with the SEC on May 9, 2024).

10.33†
Revised Offer of Employment, dated December 19, 2023 between AdaptHealth Corp. and Shaw Rietkerk (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q with the SEC on May 9, 2024).

10.34†	Amended and Restated 2019 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.35†
Transition Letter Agreement, between AdaptHealth Corp. and Joshua Parnes, dated July 2, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on July 3, 2024).

10.36†
Employment Agreement, dated as of August 1, 2024, by and between AdaptHealth Corp. and Toby Scott Barnhart (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2024).

10.37†
Transition Agreement, dated as of August 21, 2024, by and between AdaptHealth Corp. and Shaw Rietkerk (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2024).

10.38†
Employment Agreement, dated as of October 29, 2024, by and between AdaptHealth Corp. and Albert Prast (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024).

10.39†
Amendment to Transition, Separation and Release Agreement, dated as of December 9, 2024, between AdaptHealth Corp. and Shaw Rietkerk (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 13, 2024).

19.1*	AdaptHealth Corp. Insider Trading Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on the signature page hereof).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	AdaptHealth Corp. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Form 10-K filed with the SEC on February 27, 2024).
101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104 ***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2025.

AdaptHealth Corp.

By:	/s/ Suzanne Foster
Suzanne Foster
Chief Executive Officer and Director
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Suzanne Foster and Richard Rew, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

By:	/s/ Suzanne Foster	Chief Executive Officer and Director
	Suzanne Foster	(Principal Executive Officer)

By:	/s/ Jason Clemens	Chief Financial Officer
	Jason Clemens	(Principal Financial Officer)

By:	/s/ Christine E. Archbold	Chief Accounting Officer
	Christine E. Archbold	(Principal Accounting Officer)

By:	/s/ Dale Wolf	Chairman of the Board
Dale Wolf

By:	/s/ Gregory A. Belinfanti	Director
Gregory A. Belinfanti

By:	/s/ Terence Connors	Director
Terence Connors

By:	/s/ Bradley Coppens	Director
Bradley Coppens

By:	/s/ Theodore S. Lundberg	Director
Theodore S. Lundberg

By:	/s/ Diana Nole	Director
Diana Nole

By:	/s/ Dr. Susan Weaver	Director
Dr. Susan Weaver

By:	/s/ David S. Williams III	Director
David S. Williams III