Form 10-Q
period 2025-03-31
AdaptHealth Corp.
filed 2025-05-06
CIK 1725255

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38399
AdaptHealth Corp.
(Exact name of registrant as specified in its charter)

Delaware	82-3677704
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

555 East North Lane, Suite 5075, Conshohocken, Pennsylvania	19428
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (610) 424-4515
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, par value $0.0001 per share	AHCO	The Nasdaq Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, there were 134,947,901 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$53,650	$109,747
Accounts receivable	418,455	408,019
Inventory	129,295	139,842
Prepaid and other current assets	42,324	45,432
Assets held for sale	101,449	52,748
Total current assets	745,173	755,788
Equipment and other fixed assets, net	481,625	474,556
Operating lease right-of-use assets	99,674	105,999
Finance lease right-of-use assets	41,137	37,801
Goodwill	2,635,434	2,675,166
Identifiable intangible assets, net	100,286	105,548
Deferred tax assets	315,130	314,505
Other assets	18,891	17,584
Total Assets	$4,437,350	$4,486,947
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$421,194	$437,985
Current portion of long-term debt	16,250	16,250
Current portion of operating lease obligations	28,659	29,945
Current portion of finance lease obligations	15,982	14,315
Contract liabilities	46,450	34,944
Other liabilities	30,685	26,505
Liabilities held for sale	17,514	7,043
Total current liabilities	576,734	566,987
Long-term debt, less current portion	1,941,062	1,964,921
Operating lease obligations, less current portion	74,864	80,275
Finance lease obligations, less current portion	26,452	24,630
Other long-term liabilities	244,384	272,016
Total Liabilities	2,863,496	2,908,829
Commitments and contingencies (note 15)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 134,940,941 and 134,602,317 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Treasury stock, at cost (2,935,035 shares at March 31, 2025 and December 31, 2024)	(25,548)	(25,548)
Additional paid-in capital	2,161,140	2,156,604
Accumulated deficit	(569,385)	(562,178)
Accumulated other comprehensive income	1,578	2,253
Total stockholders' equity attributable to AdaptHealth Corp.	1,567,799	1,571,145
Noncontrolling interest in subsidiary	6,055	6,973
Total Stockholders' Equity	1,573,854	1,578,118
Total Liabilities and Stockholders' Equity	$4,437,350	$4,486,947
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net revenue	$777,882	$792,497
Costs and expenses:
Cost of net revenue	657,444	635,030
General and administrative expenses	86,854	89,041
Depreciation and amortization, excluding patient equipment depreciation	10,414	11,365
Goodwill impairment (note 6)	—	6,530
Total costs and expenses	754,712	741,966
Operating income	23,170	50,531
Interest expense, net	28,399	32,472
Change in fair value of warrant liability (note 11)	—	7,453
Other loss	—	5,105
(Loss) income before income taxes	(5,229)	5,501
Income tax expense	850	6,610
Net loss	(6,079)	(1,109)
Income attributable to noncontrolling interest	1,128	1,025
Net loss attributable to AdaptHealth Corp.	$(7,207)	$(2,134)

Weighted average common shares outstanding - basic	134,799	132,914
Weighted average common shares outstanding - diluted	134,799	132,914

Basic net loss per share (note 12)	$(0.05)	$(0.02)
Diluted net loss per share (note 12)	$(0.05)	$(0.02)

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net loss	$(6,079)	$(1,109)
Other comprehensive income (loss):
(Loss) gain on interest rate swap agreements, inclusive of reclassification adjustment, net of tax	(675)	856
Comprehensive loss	(6,754)	(253)

Income attributable to noncontrolling interest	1,128	1,025
Comprehensive loss attributable to AdaptHealth Corp.	$(7,882)	$(1,278)
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	134,602	$13	124	$1	2,935	$(25,548)	$2,156,604	$(562,178)	$2,253	$6,973	$1,578,118
Equity-based compensation	280	—	—	—	—	—	5,296	—	—	—	5,296
Payments for tax withholdings from restricted stock vestings	—	—	—	—	—	—	(1,324)	—	—	—	(1,324)
Common Stock issued in connection with employee stock purchase plan	59	—	—	—	—	—	564	—	—	—	564
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,046)	(2,046)
Net (loss) income	—	—	—	—	—	—	—	(7,207)	—	1,128	(6,079)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	(675)	—	(675)
Balance, March 31, 2025	134,941	$13	124	$1	2,935	$(25,548)	$2,161,140	$(569,385)	$1,578	$6,055	$1,573,854

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	132,635	$13	124	$1	3,935	$(43,267)	$2,149,951	$(652,600)	$4,356	$8,215	$1,466,669
Equity-based compensation	300	—	—	—	—	—	4,533	—	—	—	4,533
Exercise of stock options	177	—	—	—	—	—	545	—	—	—	545
Payments for tax withholdings from restricted stock vestings	—	—	—	—	—	—	(1,072)	—	—	—	(1,072)
Common Stock issued in connection with employee stock purchase plan	83	—	—	—	—	—	607	—	—	—	607
Net (loss) income	—	—	—	—	—	—	—	(2,134)	—	1,025	(1,109)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment	—	—	—	—	—	—	—	—	856	—	856
Balance, March 31, 2024	133,195	$13	124	$1	3,935	$(43,267)	$2,154,564	$(654,734)	$5,212	$9,240	$1,471,029

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,079)	$(1,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	94,345	92,876
Goodwill impairment	—	6,530
Equity-based compensation	5,296	4,533
Change in fair value of warrant liability	—	7,453
Reduction in the carrying amount of operating lease right-of-use assets	7,490	10,730
Reduction in the carrying amount of finance lease right-of-use assets	3,374	2,255
Deferred income tax (benefit) expense	(776)	4,389
Change in fair value of interest rate swaps, net of reclassification adjustment	—	(367)
Amortization of deferred financing costs	1,283	1,309
Payment of contingent consideration from an acquisition	—	(1,850)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15,429)	(40,647)
Inventory	9,159	5,056
Prepaid and other assets	194	33,610
Operating lease obligations	(7,861)	(10,653)
Operating liabilities	4,531	(65,080)
Net cash provided by operating activities	95,527	49,035
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(95,585)	(87,891)
Net cash used in investing activities	(95,585)	(87,891)
Cash flows from financing activities:
Repayments on long-term debt and lines of credit	(25,000)	(25,000)
Proceeds from borrowings on lines of credit	—	75,000
Repayments of finance lease obligations	(3,221)	(2,291)
Proceeds from the exercise of stock options	—	545
Proceeds received in connection with employee stock purchase plan	564	607
Payments relating to the Tax Receivable Agreement	(25,012)	(1,432)
Distributions to noncontrolling interests	(2,046)	—
Payments for tax withholdings from restricted stock vesting	(1,324)	(1,139)
Payments of contingent consideration and deferred purchase price from acquisitions	—	(5,000)
Net cash (used in) provided by financing activities	(56,039)	41,290
Net (decrease) increase in cash	(56,097)	2,434
Cash at beginning of period	109,747	77,132
Cash at end of period	$53,650	$79,566

Supplemental disclosures:
Cash paid for interest	$45,969	$50,259
Income tax refunds, net of cash paid for taxes	42	328

Noncash investing and financing activities:
Unpaid equipment and other fixed asset purchases at end of period	58,250	42,074
Assets subject to operating lease obligations	3,483	12,987
Operating lease obligations	(3,483)	(12,987)
Write-off of assets subject to operating lease obligations	(2,232)	(1,488)
Write-off of operating lease obligations	2,232	1,488
Assets subject to finance lease obligations	7,388	1,023
Finance lease obligations	(7,388)	(1,023)
Write-off of assets subject to finance lease obligations	(678)	(303)
Write-off of finance lease obligations	678	303
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
The interim consolidated financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results for a full year.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
(c)    Business Segments
Operating segments are defined as components of a public entity for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer. Effective October 1, 2024, the Company realigned its reportable segments as a result of organizational changes and to reflect the way the Company’s CODM assesses performance and allocates resources. As a result of this realignment, the Company is organized under four reportable segments that align to the Company’s product categories: Sleep Health, Respiratory Health, Diabetes Health, and Wellness at Home. All segment information is reflective of this new structure and prior period information has been recast to conform to the current period presentation. See Note 5, Segment Information, for more information on the Company’s segments.
(d)    Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.
(e)    Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and the valuation of accounts receivable (implicit price concession), income taxes and the tax receivable agreement, equity-based compensation, long-lived assets, including goodwill and identifiable intangible assets, and contingencies. Actual results could differ from those estimates.
(f)    Reclassifications
The Company previously classified certain expenses, primarily related to revenue cycle management costs, as a component of Cost of net revenue in its Consolidated Statements of Operations. During the three months ended March 31, 2025, the Company has classified these costs within General and administrative expenses to better align with common industry practice, and has reclassified these costs in its Consolidated Statements of Operations for the three months ended March 31, 2024 to conform to the current period presentation. During the three months ended March 31, 2024, the Company reclassified $40.7 million from Cost of net revenue to General and administrative expenses. The resulting reclassifications had no impact on the Company's historical reported net revenue, operating income (loss), or cash flows from operating activities, investing activities, and financing activities for the three months ended March 31, 2024.
(g)    Valuation of Goodwill
The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized, rather, it is assessed at the reporting unit level for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected reporting unit revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. In addition, consistent with the examples of such events and circumstances given in the accounting guidance, a goodwill impairment test is also performed immediately before and after a reorganization of the Company’s reporting structure when the reorganization would affect the composition of one or more of the Company’s reporting units. In this circumstance, performing the impairment test immediately before and after the reorganization would help to confirm that the reorganization is not potentially masking a goodwill impairment charge.

The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a qualitative or quantitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Under the qualitative assessment, the Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any, by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If under the quantitative test the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
(h)    Long-Lived Assets
The Company’s long-lived assets, such as equipment and other fixed assets, operating lease right-of-use assets, finance lease right-of-use assets and definite-lived identifiable intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company's tangible long-lived assets are located within the U.S.
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
The Company did not recognize any impairment charges on long-lived assets for the three months ended March 31, 2025 and 2024.
(i)    Equity-based Compensation
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
(j)    Accounting for Leases
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
See Note 13, Leases, for additional information.
(k)    Recently Adopted Accounting Pronouncements
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements, which removes various references to concepts statements from the FASB Accounting Standards Codification. The Company adopted ASU 2024-02 in the quarter ended March 31, 2025 which did not have a material impact on its consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation ("Topic 718"), which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718. The Company adopted ASU 2024-01 in the quarter ended March 31, 2025 which did not have a material impact on its consolidated financial statements and related disclosures.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations-Joint Venture Formations ("Topic 805-60"), which requires that all entities that qualify as either a joint venture or a corporate joint venture are required to apply a new basis of accounting. Specifically, the ASU provides that a joint venture or a corporate joint venture must initially measure its assets and liabilities at fair value on the formation date. The Company adopted ASU 2023-05 in the quarter ended March 31, 2025 which did not have a material impact on its consolidated financial statements and related disclosures.
(l)    Recently Issued Accounting Pronouncements Not Yet Adopted
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
basis or retrospective basis. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes ("Topic 740"). This ASU improves the transparency of income tax disclosures by requiring public business entities to disclose specific categories in the annual rate reconciliation as well as disclose income tax expense (or benefit) and the amount of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective on a prospective basis for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
In March 2024, the SEC issued its final climate disclosure rule, which requires registrants to provide climate-related disclosures in their annual reports and registration statements. The new disclosure requirements would have been effective for the Company beginning with its annual report for the year ending December 31, 2025. In April 2024, the SEC stayed its final climate rule to allow for a judicial review of pending legal challenges, and in March 2025, the SEC voted to end its defense of the rules and withdrew from the litigation.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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

The Company disaggregates net revenue from contracts with customers by payor type and by segment. The Company believes that disaggregation of net revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The payment terms and conditions within the Company’s revenue-generating contracts vary by payor type and payor source. All of the Company's net revenues are derived from within the U.S.
The composition of net revenue by payor type for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Insurance	$454,227	$483,365
Government	197,411	198,398
Patient pay	126,244	110,734
Net revenue	$777,882	$792,497

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by segment for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net sales revenue:
Sleep Health	$241,171	$237,592
Respiratory Health	8,261	7,905
Diabetes Health	134,386	146,979
Wellness at Home	111,704	113,664
Total net sales revenue	$495,522	$506,140

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$67,541	$80,690
Respiratory Health	142,174	137,232
Diabetes Health	2,834	2,279
Wellness at Home	36,986	34,137
Total net revenue from fixed monthly equipment reimbursements	$249,535	$254,338

Net revenue from capitated revenue arrangements:
Sleep Health	$7,639	$7,052
Respiratory Health	15,046	15,126
Diabetes Health	1,624	1,598
Wellness at Home	8,516	8,243
Total net revenue from capitated revenue arrangements	$32,825	$32,019

Total net revenue:
Sleep Health	$316,351	$325,334
Respiratory Health	165,481	160,263
Diabetes Health	138,844	150,856
Wellness at Home	157,206	156,044
Total net revenue	$777,882	$792,497
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
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of March 31, 2025 and December 31, 2024, the Company’s unbilled accounts receivable was $38.4 million and $41.6 million, respectively.
(3)    Held for Sale
In December 2024, the Company entered into a definitive agreement for the disposition of a business that is included in its Wellness at Home segment, and the transaction closed on May 1, 2025. In accordance with ASC 360, Property, Plant, and Equipment, as of March 31, 2025 and December 31, 2024, management determined that the assets and liabilities of the business met the requirements to be classified as held for sale. Management performed an assessment of the fair value of the business, and such fair value was determined to be greater than the carrying value of the net assets of the business as of March 31, 2025 and December 31, 2024.
In February 2025, the Company's board of directors authorized the disposition of a business that is included in the Company's Wellness at Home segment, and on May 1, 2025 the Company signed a definitive agreement related to the disposition. In accordance with ASC 360, Property, Plant, and Equipment, as of March 31, 2025, management determined that the assets and liabilities of the business met the requirements to be classified as held for sale. Management performed an assessment of the fair value of the business, and such fair value was determined to be greater than the carrying value of the net assets of the business as of March 31, 2025.
The dispositions described above did not represent a strategic shift for the Company. As such, they do not meet the requirements to be classified and presented as discontinued operations.
The carrying amounts of the major classes of assets and liabilities of these businesses which are classified as held for sale at March 31, 2025 and December 31, 2024 in the accompanying consolidated balance sheets are as follows (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	March 31, 2025	December 31, 2024
Accounts receivable	$12,102	$7,108
Inventory	1,819	432
Prepaid and other current assets	1,235	676
Equipment and other fixed assets	1,744	285
Operating lease right-of-use assets	776	690
Goodwill	80,943	41,211
Identifiable intangible assets	2,435	2,335
Deferred tax assets	384	—
Other assets	11	11
Assets held for sale	$101,449	$52,748

Accounts payable and accrued expenses	$15,070	$6,330
Operating lease liabilities	801	713
Contract liabilities	193	—
Other liabilities	1,450	—
Liabilities held for sale	$17,514	$7,043
(4)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Patient medical equipment	$860,455	$843,198
Computers and software	91,842	92,664
Delivery vehicles	33,329	33,637
Other	24,159	23,233
Gross carrying value	1,009,785	992,732
Less accumulated depreciation	(528,160)	(518,176)
Equipment and other fixed assets, net	$481,625	$474,556
For the three months ended March 31, 2025 and 2024, the Company recognized depreciation expense of $89.2 million and $87.3 million, respectively.
(5)    Segment Information
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

The following tables present segment net revenue, significant segment expenses, and other segment items that are included in the Company’s reported measure of segment profit or loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$316,351	165,481	138,844	157,206	$777,882
Less:
Cost of product and supplies (a)	108,199	34,054	104,069	80,554	326,876
Labor cost (a) (b)	80,720	54,059	12,977	34,547	182,303
Other operating expenses (a) (c)	32,805	14,826	1,856	13,569	63,056
Other segment items (d)	31,000	17,064	13,554	16,091	77,709
Adjusted EBITDA	$63,627	$45,478	$6,388	$12,445	$127,938

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended March 31, 2024
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$325,334	160,263	150,856	156,044	$792,497
Less:
Cost of product and supplies (a)	103,291	33,439	100,889	77,584	315,203
Labor cost (a) (b)	78,032	49,681	12,994	35,582	176,289
Other operating expenses (a) (c)	31,738	14,265	1,698	12,420	60,121
Other segment items (d)	32,737	17,519	14,715	17,428	82,399
Adjusted EBITDA	$79,536	$45,359	$20,560	$13,030	$158,485

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
The following table presents a reconciliation of total Adjusted EBITDA to consolidated income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Total Adjusted EBITDA	$127,938	$158,485
Interest expense, net	(28,399)	(32,472)
Depreciation and amortization, including patient equipment depreciation	(94,345)	(92,876)
Equity-based compensation expense (a)	(5,296)	(4,533)
Change in fair value of warrant liability (b)	—	(7,453)
Goodwill impairment (c)	—	(6,530)
Litigation settlement expense (d)	—	(5,105)
Other non-recurring expenses, net (e)	(5,127)	(4,015)
(Loss) income before income taxes	$(5,229)	$5,501

(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents a non-cash charge for the change in the estimated fair value of the warrant liability. See Note 11, Stockholders' Equity – Warrants for additional discussion of the non-cash charge. These warrants expired on November 8, 2024.
(c)Represents a non-cash goodwill impairment charge relating to an immaterial business disposal during 2024.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(d)The expense in 2024 includes a $4.2 million charge for the change in fair value of shares of Common Stock of the Company that were issued in July 2024 following final court approval of a previously disclosed securities settlement, as well as an expense of $0.9 million to settle a shareholder derivative complaint.
(e)The 2025 period consists of $2.3 million of consulting expenses associated with asset dispositions, $1.6 million of consulting expenses associated with systems implementation activities, and $1.2 million of other non-recurring expenses. The 2024 period consists of $1.2 million of expenses associated with litigation, $1.0 million of consulting expenses associated with systems implementation activities, a $0.7 million write-down of assets, $0.7 million of consulting expenses associated with asset dispositions, and $0.4 million of other non-recurring expenses.
Patient Equipment Depreciation
The following table presents the amounts of patient equipment depreciation by reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Patient equipment depreciation:
Sleep Health	$38,205	$42,367
Respiratory Health	31,116	21,805
Diabetes Health	2,270	1,768
Wellness at Home	12,340	15,571
Total patient equipment depreciation (1)	$83,931	$81,511

(1)Patient equipment depreciation is included in Cost of net revenue in the accompanying consolidated statements of operations. Patient equipment depreciation is not reflected in the segment measure of profit or loss but the CODM regularly reviews this information by reportable segment.
(6)    Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2025 was as follows (in thousands):

	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total Goodwill
Balance at December 31, 2024	$1,581,039	$676,747	$211,796	$205,584	$2,675,166
Goodwill classified as assets held for sale (note 3)	—	—	—	(39,732)	(39,732)
Balance at March 31, 2025	$1,581,039	$676,747	$211,796	$165,852	$2,635,434
Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the identification of a triggering event. Triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected reporting unit revenue, operating results or cash flows, and sustained decreases in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital. The Company did not identify any triggering events indicating a possible impairment of goodwill at March 31, 2025. Subsequent to March 31, 2025, the Company experienced a decline in its market capitalization as a result of a decline in the Company’s stock price and, if this decline continues for a sustained period of time, or, if in future periods the Company were to experience a decline in its expected results for its reporting units for a sustained period of time, the Company may be required to perform a quantitative

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
goodwill impairment test at an interim period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.
The non-cash goodwill impairment charge during the three months ended March 31, 2024 relates to the disposition of an immaterial business.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $52,547	$56,752	5.4
Payor contracts, net of accumulated amortization of $38,466	43,534	5.3
Identifiable intangible assets, net	$100,286

	December 31, 2024
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $49,736	$59,964	5.6
Payor contracts, net of accumulated amortization of $36,416	45,584	5.6
Identifiable intangible assets, net	$105,548
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $5.2 million and $5.6 million for the three months ended March 31, 2025 and 2024, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending March 31,
2026	$20,054
2027	18,454
2028	17,626
2029	17,626
2030	17,626
Thereafter	8,900
Total	$100,286
The Company did not recognize any impairment charges related to identifiable intangible assets during the three months ended March 31, 2025 and 2024.
(7)    Fair Value of Assets and Liabilities
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
The following table presents the valuation of the Company’s financial assets as of March 31, 2025 and December 31, 2024 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of March 31, 2025 and December 31, 2024. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
March 31, 2025
Assets
Interest rate swap agreements - short term	$—	$2,124	$—
Total assets measured at fair value	$—	$2,124	$—

(in thousands)	Level 1	Level 2	Level 3
December 31, 2024
Assets
Interest rate swap agreements - short term	$—	$2,898	$—
Interest rate swap agreements - long term	—	132	—
Total assets measured at fair value	$—	$3,030	$—
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2025 and December 31, 2024 were classified as Level 2 of the fair value hierarchy. See Note 8, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2025 and 2024, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(8)    Derivative Instruments and Hedging Activities
The Company records all derivatives on its consolidated balance sheet at fair value. As of March 31, 2025, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). The notional amount associated with the Company's interest rate swap agreements that were outstanding as of March 31, 2025 was $250 million and have a maturity date in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recognized as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Balance Sheet Location	Asset
Prepaid and other current assets	$2,124	$2,898
Other assets	—	132
Total	$2,124	$3,030
During the three months ended March 31, 2025 and 2024, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $0.7 million and a gain, net of tax, of $1.2 million, respectively, in other comprehensive income (loss). In addition, during the three months ended March 31, 2024, $0.4 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(9)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$294,331	$284,602
Employee-related accruals	49,306	54,627
Accrued interest	9,974	28,818
Other	67,583	69,938
Total	$421,194	$437,985
(10)    Debt
The following is a summary of long term-debt as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Secured term loan	$525,000	$550,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(17,688)	(18,829)
	1,957,312	1,981,171
Current portion	(16,250)	(16,250)
Long-term portion	$1,941,062	$1,964,921
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
Under the 2024 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
non-compliance with healthcare laws. The Company was in compliance with the applicable covenants in the 2024 Credit Agreement as of March 31, 2025.
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
Term Loan
As of March 31, 2025, the outstanding borrowings under the 2024 Term Loan requires quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance is due in September 2029. During the three months ended March 31, 2025, the Company made a voluntary repayment on the 2024 Term Loan of $20.9 million. At March 31, 2025 and December 31, 2024, there was $525.0 million and $550.0 million, respectively, outstanding under the 2024 Term Loan. The per annum interest rate under the 2024 Term Loan was 5.82% at March 31, 2025.
Revolving Credit Facility
There were no borrowings under the 2024 Revolver during the three months ended March 31, 2025. At March 31, 2025, there was $22.4 million outstanding under letters of credit. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. At March 31, 2025, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $277.6 million.
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
In January 2021, the Company issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the "4.625% Senior Notes"). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2025 is 101.156% and (ii) February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. Furthermore, the Company may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
case together with accrued and unpaid interest. In addition, the Company may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
(11)    Stockholders' Equity
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
Warrants
The Company had 3,871,557 outstanding warrants which expired on November 8, 2024. Prior to expiration, the Company classified its warrants as a liability in its consolidated balance sheets and the change in the estimated fair value of the warrant was recognized as a non-cash charge or gain in the Company’s consolidated statements of operations. During the three months ended March 31, 2024, the Company recognized a non-cash charge of $7.5 million for the change in the estimated fair value of the warrant liability.
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. On June 20, 2024, the stockholders of the Company approved an amendment and restatement of the 2019 Plan to increase the number of shares of Common Stock of the Company reserved and available for issuance under the 2019 Plan by 8,350,000 shares (and increase the number of incentive stock options that may be granted under the 2019 Plan by the same amount), to permit the grant of up to 18,350,000 shares of Common Stock, subject to certain adjustments and limitations. At March 31, 2025, 7,573,581 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.
Stock Options
There were no stock options granted during the three months ended March 31, 2025 and 2024. The following table provides the activity regarding the Company’s outstanding stock options during the three months ended March 31, 2025 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2024	1,250	$2.12	$11.50	1.1 Years
Expired	(834)	$2.12	$11.50
Outstanding, March 31, 2025	416	$2.12	$11.50	2.4 Years

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides the activity for all outstanding stock options during the three months ended March 31, 2025 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2024	2,195	$9.67	2.4 Years
Exercised	—	$—
Expired	(834)	$11.50
Outstanding, March 31, 2025	1,361	$8.54	3.4 Years
There were no stock option exercises during the three months ended March 31, 2025. During the three months ended March 31, 2024, 176,623 stock options were exercised resulting in $0.5 million of cash proceeds received by the Company and the issuance of 176,623 shares of the Company’s Common Stock.
Restricted Stock
During the three months ended March 31, 2025, the Company granted the following shares of restricted stock:
•1,476,476 shares of restricted stock to various employees which vest ratably over the three-year period following the vesting commencement dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $16.0 million.
•732,379 shares of performance-vested restricted stock units ("Performance RSUs") to senior executive management of the Company which will vest on the third anniversary of the vesting commencement date subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return ("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $12.4 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Activity related to the Company’s non-vested restricted stock grants for the three months ended March 31, 2025 is presented below (in thousands, except per share data):

	Number of Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2024	3,078	$13.99
Granted	2,209	$12.85
Vested	(411)	$15.02
Forfeited	(220)	$25.35
Non-vested balance, March 31, 2025	4,656	$12.86
Equity-Based Compensation Expense
The Company recognized equity-based compensation expense of $5.3 million during the three months ended March 31, 2025, of which $4.1 million and $1.2 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $4.5 million during the three months ended March 31, 2024, of which $3.3 million and $1.2 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
At March 31, 2025, there was $47.2 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.4 years.
(12)    Earnings (Loss) Per Share
Earnings (Loss) Per Share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net income (loss) per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive Common Stock.
The Company’s potentially dilutive securities include potential common shares related to unvested restricted stock, outstanding stock options and outstanding preferred stock. See Note 11, Stockholders' Equity, for additional discussion of these potential dilutive securities.
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
Computations of basic and diluted net loss per share were as follows (in thousands, except per share data):

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss attributable to AdaptHealth Corp.	$(7,207)	$(2,134)
Less: Earnings allocated to participating securities (1)	—	—
Net loss for basic EPS	$(7,207)	$(2,134)
Change in fair value of warrant liability (2)	—	—
Net loss for diluted EPS	$(7,207)	$(2,134)

Denominator (1) (2)
Basic weighted-average common shares outstanding	134,799	132,914
Add: Warrants (2)	—	—
Add: Stock options	—	—
Add: Unvested restricted stock	—	—
Diluted weighted-average common shares outstanding	134,799	132,914

Basic net loss per share	$(0.05)	$(0.02)
Diluted net loss per share	$(0.05)	$(0.02)
(1)The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were no amounts allocated to the participating securities during the three months ended March 31, 2025 and 2024 due to the net loss reported in those periods.
(2)Under the treasury stock method, the impact on earnings from the change in fair value of the Company's warrant liability was excluded from the numerator, and the corresponding security was included in the denominator, for purposes of computing diluted net loss per share if the effect of the adjustment was dilutive to EPS. For the three months ended March 31, 2024, this adjustment was excluded from the computation of diluted net loss per share since its inclusion would have been anti-dilutive. This adjustment was not applicable to the computation of diluted net loss per share for the three months ended March 31, 2025 since the warrants were not outstanding during that period.
Due to the Company reporting net loss attributable to AdaptHealth Corp. for the three months ended March 31, 2025 and 2024, all potentially dilutive securities related to unvested restricted stock and outstanding stock options were excluded from the computation of diluted net loss per share for those periods as their inclusion would have been anti-dilutive.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net loss per share for the three months ended March 31, 2025 and 2024 because to do so would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Preferred Stock	12,406	12,406
Warrants	—	3,872
Stock options	1,361	2,498
Unvested restricted stock	4,656	2,934
Total	18,423	21,710

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
The following table presents information about lease costs and expenses and sublease income for the three months ended March 31, 2025 and 2024 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$11,054	$13,046
Finance lease costs:
Amortization of ROU assets	$3,374	$2,255
Interest on lease liabilities	$647	$507
Other lease costs and income:
Variable leases costs (1)	$6,298	$5,871
Sublease income	$170	$280
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	5.1 years	5.2 years
Finance leases	3.0 years	3.1 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	4.9%	4.9%
Finance leases	6.7%	6.9%
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of March 31, 2025 (in thousands):

	Operating Leases	Finance Leases
2025	$24,876	$14,252
2026	27,461	15,548
2027	20,301	11,810
2028	15,212	4,652
2029	9,890	478
Thereafter	20,654	—
Total future undiscounted lease payments	$118,394	$46,740
Less: amount representing interest	(14,871)	(4,306)
Present value of future lease payments (lease liability)	$103,523	$42,434
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash payments for operating leases	$9,366	$12,876
Financing cash payments for finance leases	$3,221	$2,291
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,483	$12,987
Finance leases	$7,388	$1,023
(14)    Income Taxes
The Company is subject to U.S. federal, state, and local income taxes. For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $0.9 million and $6.6 million, respectively. For the three months ended March 31, 2024, the Company recognized a $0.5 million income tax benefit, and corresponding increase to net deferred tax assets, related to a non-cash goodwill impairment charge of $6.5 million. See Note 6, Goodwill and Identifiable Intangible Assets, for additional details.
As of March 31, 2025 and December 31, 2024, the Company had an unrecognized tax benefit of $2.7 million.

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
At March 31, 2025, the Company's liability relating to the TRA was $265.4 million, of which $26.2 million and $239.2 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2024, the Company’s liability relating to the TRA was $290.4 million, of which $25.0 million and $265.4 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
(15)    Commitments and Contingencies
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
On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs (the "Allegheny Lead Plaintiffs"). On May 14, 2024, Allegheny Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. The Allegheny Lead Plaintiffs filed their opposition brief on October 1, 2024, and defendants filed their reply brief on November 15, 2024..

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
On March 8, 2025, the U.S. Attorney’s Office for the Eastern District of Pennsylvania issued a civil investigative demand to the Company pursuant to the FCA surrounding whether the Company submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for respiratory devices and related supplies provided to patients from January 1, 2018 to the present. The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.
(16)    Related Party Transactions
The Company owns an equity interest in a vendor that provides automated order intake software. The expense related to this vendor was $2.8 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of March 31, 2025 and December 31, 2024, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was approximately 1.0% of the Company’s consolidated net revenue during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of March 31, 2025. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
supplies to the Company in the normal course of business. Payments to this vendor were approximately $26.9 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had an immaterial outstanding accounts payable balance to this vendor.
(17)    Subsequent Events
On May 1, 2025, the Company closed on its previously disclosed disposition of a business that was included in its Wellness at Home segment. In connection with the closing, the Company received proceeds of approximately $68.8 million. Pursuant to the terms of the 2024 Credit Agreement, as a result of the closing of this transaction, on May 2, 2025, the Company elected to make a prepayment of $68.8 million on the 2024 Term Loan. Additionally, on May 2, 2025, the Company made a $1.2 million voluntary prepayment on the 2024 Term Loan.
On May 1, 2025, the Company signed a definitive agreement for the disposition of a business that is included in its Wellness at Home segment, which is expected to close in the second quarter of 2025.
The Company evaluated subsequent events for the period from March 31, 2025 through the date that the Company’s consolidated financial statements were available to be issued. There were no other subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with AdaptHealth Corp.’s (“AdaptHealth” or the “Company”) consolidated financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors”, in our 2024 Annual Report on Form 10-K filed with the SEC on February 25, 2025. Certain amounts that appear in this section may not sum due to rounding.
Reclassifications
During the three months ended March 31, 2024, the Company previously classified certain expenses, primarily related to revenue cycle management costs, as a component of Cost of net revenue in its Consolidated Statements of Operations. During the three months ended March 31, 2025, the Company has classified these costs within General and administrative expenses to better align with common industry practice, and has reclassified these costs in its Consolidated Statements of Operations for the three months ended March 31, 2024 to conform to the current period presentation. During the three months ended March 31, 2024, the Company reclassified $40.7 million from Cost of net revenue to General and administrative expenses. The resulting reclassifications had no impact on the Company's historical reported net revenue, operating income (loss), or cash flows from operating activities, investing activities, and financing activities for the three months ended March 31, 2024.
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
The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of March 31, 2025, AdaptHealth serviced approximately 4.2 million patients annually in all 50 states through its network of approximately 660 locations in 47 states. The Company’s principal executive offices are located at 555 East North Lane, Suite 5075, Conshohocken, Pennsylvania 19428.

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
Factors Affecting AdaptHealth’s Operating Results
AdaptHealth’s operating results and financial performance may be influenced by certain unique events during the periods discussed herein, including the following:
Seasonality
AdaptHealth’s business experiences some seasonality. Its patients are generally responsible for a greater percentage of the cost of their treatment or therapy during the early months of the year due to co-insurance, co-payments and deductibles, and therefore may defer treatment and services of certain therapies until meeting their annual deductibles. In addition, changes to employer insurance coverage often go into effect at the beginning of each calendar year which may impact eligibility requirements and delay or defer treatment. Also, net revenue generated by AdaptHealth's Diabetes Health segment is typically higher in the fourth quarter compared to the earlier part of the year due to the timing of when patients meet their annual deductibles and their associated reordering patterns. These factors may lead to lower net revenue and cash flow in the early part of the year versus the latter half of the year. Additionally, the increased incidence of respiratory infections during the winter season may result in initiation of additional respiratory services such as oxygen therapy for certain patient populations, which could impact the timing of revenue generated by AdaptHealth's Respiratory Health segment. AdaptHealth’s quarterly operating results may fluctuate significantly in the future depending on these and other factors.

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

	Three Months Ended
	March 31, 2025		March 31, 2024
Net Revenue (in thousands, except revenue percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep Health	$241,171	31.0%	$237,592	30.0%
Respiratory Health	8,261	1.1%	7,905	1.0%
Diabetes Health	134,386	17.3%	146,979	18.5%
Wellness at Home	111,704	14.3%	113,664	14.4%
Total net sales revenue	$495,522	63.7%	$506,140	63.9%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$67,541	8.7%	$80,690	10.2%
Respiratory Health	142,174	18.3%	137,232	17.3%
Diabetes Health	2,834	0.4%	2,279	0.3%
Wellness at Home	36,986	4.7%	34,137	4.3%
Total net revenue from fixed monthly equipment reimbursements	$249,535	32.1%	$254,338	32.1%

Net revenue from capitated revenue arrangements:
Sleep Health	$7,639	1.0%	$7,052	0.9%
Respiratory Health	15,046	1.9%	15,126	1.9%
Diabetes Health	1,624	0.2%	1,598	0.2%
Wellness at Home	8,516	1.1%	8,243	1.0%
Total net revenue from capitated revenue arrangements	$32,825	4.2%	$32,019	4.0%

Total net revenue:
Sleep Health	$316,351	40.7%	$325,334	41.1%
Respiratory Health	165,481	21.3%	160,263	20.2%
Diabetes Health	138,844	17.9%	150,856	19.0%
Wellness at Home	157,206	20.1%	156,044	19.7%
Total net revenue	$777,882	100.0%	$792,497	100.0%

Results of Operations
Comparison of Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024.
The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Net revenue	$777,882	100.0%	$792,497	100.0%	$(14,615)	(1.8)%
Costs and expenses:
Cost of net revenue (a)	657,444	84.5%	635,030	80.2%	22,414	3.5%
General and administrative expenses (a)	86,854	11.2%	89,041	11.2%	(2,187)	(2.5)%
Depreciation and amortization, excluding patient equipment depreciation	10,414	1.3%	11,365	1.4%	(951)	(8.4)%
Goodwill impairment	—	—%	6,530	0.8%	(6,530)	(100.0)%
Total costs and expenses	754,712	97.0%	741,966	93.6%	12,746	1.7%
Operating income	23,170	3.0%	50,531	6.4%	(27,361)	(54.1)%
Interest expense, net	28,399	3.7%	32,472	4.1%	(4,073)	(12.5)%
Change in fair value of warrant liability	—	—%	7,453	0.9%	(7,453)	(100.0)%
Other loss, net	—	—%	5,105	0.6%	(5,105)	(100.0)%
(Loss) income before income taxes	(5,229)	(0.7)%	5,501	0.7%	(10,730)	(195.1)%
Income tax expense	850	0.1%	6,610	0.8%	(5,760)	(87.1)%
Net loss	(6,079)	(0.8)%	(1,109)	(0.1)%	(4,970)	448.2%
Income attributable to noncontrolling interest	1,128	0.1%	1,025	0.1%	103	10.0%
Net loss attributable to AdaptHealth Corp.	$(7,207)	(0.9)%	$(2,134)	(0.3)%	$(5,073)	237.7%
(a) Certain amounts previously reported within Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 1(f), Reclassifications, included in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2025 and 2024 for additional discussion of such reclassification.
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended March 31,
	Variance 2025 vs. 2024
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Change from non-acquired	$(16,782)	(2.1)%
Change from acquired	2,167	0.3%
Total change in net revenue	$(14,615)	(1.8)%

Net revenue from AdaptHealth's Sleep Health segment decreased by $9.0 million, or 2.8%, for the three months ended March 31, 2025 compared to the prior year period, primarily due to a decrease in net revenue from fixed monthly equipment reimbursements from lower sleep rental products and related supplies, partially offset by an increase in sleep sales revenue primarily from an increase in sales of CPAP resupply products. Net revenue from AdaptHealth's Respiratory Health segment increased by $5.2 million, or 3.3%, for the three months ended March 31, 2025 compared to the prior year period, primarily due to increased patient census driven by strong patient demand for respiratory products. Net revenue from AdaptHealth's Diabetes Health segment decreased by $12.0 million, or 8.0%, for the three months ended March 31, 2025 compared to the prior year period, primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel, as well as the effect from manufacturers bringing additional distribution business in-house and a decrease in CGM patient census. Net revenue from AdaptHealth's Wellness at Home segment increased by $1.2 million, or 0.7% for the three months ended March 31, 2025 compared to the prior year period, primarily due to increased revenues from HME products and certain other product categories within this segment, partially offset by decreased revenues from the disposition of certain custom rehab technology assets in the third quarter of 2024.
For the three months ended March 31, 2025, net sales revenue comprised 63.7% of total net revenue, compared to 63.9% of total net revenue for the three months ended March 31, 2024. For the three months ended March 31, 2025 and March 31, 2024, net revenue from fixed monthly equipment reimbursements comprised 32.1% of total net revenue. For the three months ended March 31, 2025, net revenue from capitated revenue arrangements comprised 4.2% of total net revenue, compared to 4.0% of total net revenue for the three months ended March 31, 2024.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$326,876	42.0%	$315,203	39.8%	$11,673	3.7%
Salaries, labor and benefits	183,524	23.6%	177,499	22.4%	6,025	3.4%
Patient equipment depreciation	83,931	10.8%	81,511	10.3%	2,420	3.0%
Rent and occupancy	20,221	2.6%	18,632	2.4%	1,589	8.5%
Other operating expenses	42,892	5.5%	42,185	5.3%	707	1.7%
Total cost of net revenue	$657,444	84.5%	$635,030	80.2%	$22,414	3.5%
Certain amounts previously reported within these categories of Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 1(f), Reclassifications, included in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2025 and 2024 for additional discussion of such reclassification.
Cost of net revenue for the three months ended March 31, 2025 and 2024 was $657.4 million and $635.0 million, respectively, an increase of $22.4 million or 3.5%. Costs of products and supplies increased by $11.7 million, primarily as a result of product mix and general inflationary cost increases. Salaries, labor and benefits increased by $6.0 million, primarily due to annual merit increases and increases in benefits costs. Patient equipment depreciation increased by $2.4 million, primarily due to higher medical equipment prices, partially offset by lower net revenue from fixed monthly equipment reimbursements. The increase in other operating expenses was primarily due to higher distribution expenses, including increased vehicle rental costs and equipment repair costs.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2025 and 2024 were $86.9 million and $89.0 million respectively, a decrease of $2.2 million or 2.5%. This decrease is primarily due to lower salaries, labor and benefits, legal fees and legal settlement costs, partially offset by higher consulting expenses, software costs and equity-based compensation. General and administrative expenses as a percentage of net revenue was 11.2% in the 2025 and 2024 period. General and administrative expenses in the 2025 period included $4.1 million of equity-based compensation expense and other non-recurring expenses of $5.1 million, consisting of $2.3 million of consulting expenses associated with asset dispositions, $1.6 million of consulting expenses associated with systems implementation activities, and $1.2 million of other expenses. General and administrative expenses in the 2024 period included $3.3 million of equity-based compensation expense and other non-recurring expenses of $3.3 million, consisting of $1.2 million of expenses associated with litigation, $1.0 million of consulting expenses associated with systems implementation activities, $0.7 million of consulting expenses associated with asset dispositions, and $0.4 million of other expenses.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended March 31, 2025 and 2024 was $10.4 million and $11.4 million, respectively, a decrease of $1.0 million, primarily related to lower intangible amortization expense.
Goodwill Impairment. The goodwill impairment charge for the three months ended March 31, 2024 relates to the disposition of certain immaterial custom rehab technology assets during 2024.
Interest Expense, net. Interest expense, net for the three months ended March 31, 2025 and 2024 was $28.4 million and $32.5 million, respectively, a decrease of $4.1 million. Interest expense related to AdaptHealth's credit agreement decreased by $5.7 million in 2025 compared to 2024 as a result of lower interest rates as well as lower average outstanding borrowings in 2025 compared to 2024. This decrease was partially offset by an increase of $0.4 million related to AdaptHealth's finance leases in 2025 compared to 2024. In addition, the impact from AdaptHealth's interest rate swap agreements reduced interest expense by $0.9 million and $2.1 million in 2025 and 2024, respectively.
Change in Fair Value of Warrant Liability. AdaptHealth had outstanding warrants to purchase shares of Common Stock, as discussed in Note 11, Stockholders’ Equity, to the accompanying March 31, 2025 interim consolidated financial statements. These warrants were liability-classified, and the change in fair value of the warrant liability represented a non-cash charge in the three months ended March 31, 2024 for the change in estimated fair value of such liability during such period.
Other Loss, net. Other loss, net for the three months ended March 31, 2024 consisted of a pre-tax expense of $4.2 million for the change in fair value of shares of the Company's Common Stock that were issued in July 2024 following final court approval of the settlement of a previously disclosed securities class action lawsuit, as well as an expense of $0.9 million to settle a shareholder derivative complaint.
Income Tax Expense. Income tax expense for the three months ended March 31, 2025 and 2024 was $0.9 million and $6.6 million, respectively. The decrease in income tax expense was primarily related to lower pre-tax income. Additionally, the Company recognized a $0.5 million income tax benefit, and corresponding increase to net deferred tax assets, related to a non-cash goodwill impairment charge of $6.5 million recognized during the three months ended March 31, 2024. See Note 6, Goodwill and Identifiable Intangible Assets, for additional details.
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
The following unaudited table presents the reconciliation of net loss attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA, and the reconciliation of net loss attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net loss attributable to AdaptHealth Corp.	$(7,207)	(0.9)%	$(2,134)	(0.3)%
Income attributable to noncontrolling interest	1,128	0.1%	1,025	0.1%
Interest expense, net	28,399	3.7%	32,472	4.1%
Income tax expense	850	0.1%	6,610	0.8%
Depreciation and amortization, including patient equipment depreciation	94,345	12.1%	92,876	11.7%
EBITDA	117,515	15.1%	130,849	16.5%
Equity-based compensation expense (a)	5,296	0.7%	4,533	0.6%
Change in fair value of warrant liability (b)	—	—%	7,453	0.9%
Goodwill impairment (c)	—	—%	6,530	0.8%
Litigation settlement expense (d)	—	—%	5,105	0.6%
Other non-recurring expenses, net (e)	5,127	0.6%	4,015	0.5%
Adjusted EBITDA	$127,938	16.4%	$158,485	20.0%
Adjusted EBITDA Margin		16.4%		20.0%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents a non-cash charge for the change in the estimated fair value of the warrant liability. See Note 11, Stockholders' Equity, included in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2025 for additional discussion of such non-cash charge. These warrants expired on November 8, 2024.
(c)Represents a non-cash goodwill impairment charge relating to an immaterial business disposal during 2024.

(d)Represents a $4.2 million charge for the change in fair value of shares of Common Stock of the Company that were issued in July 2024 following final court approval of a previously disclosed securities settlement, as well as an expense of $0.9 million to settle a shareholder derivative complaint.
(e)The 2025 period consists of $2.3 million of consulting expenses associated with asset dispositions, $1.6 million of consulting expenses associated with systems implementation activities, and $1.2 million of other non-recurring expenses. The 2024 period consists of $1.2 million of expenses associated with litigation, $1.0 million of consulting expenses associated with systems implementation activities, a $0.7 million write-down of assets, $0.7 million of consulting expenses associated with asset dispositions, and $0.4 million of other non-recurring expenses.
Segment Results of Operations
Comparison of Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024.
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
The CODM evaluates performance of the reportable segments based on Adjusted EBITDA. Refer to the section above titled “EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin” for the Company’s definition of Adjusted EBITDA.
The following table summarizes the performance of the Company’s reportable segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
(in thousands)	Net Revenue	Adjusted EBITDA	Net Revenue	Adjusted EBITDA
	(Unaudited)
Sleep Health	$316,351	$63,627	$325,334	$79,536
Respiratory Health	165,481	45,478	160,263	45,359
Diabetes Health	138,844	6,388	150,856	20,560
Wellness at Home	157,206	12,445	156,044	13,030
Consolidated Totals (a)	$777,882	$127,938	$792,497	$158,485
(a)     See Note 5, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2025 and 2024 for a reconciliation of consolidated Adjusted EBITDA to consolidated income (loss) before income taxes.

Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the three months ended March 31, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended March 31,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$316,351	$325,334	$(8,983)	(2.8)%
Less:
Cost of products and supplies (1)	108,199	103,291	4,908	4.8%
Labor cost (1)	80,720	78,032	2,688	3.4%
Other operating expenses (1)	32,805	31,738	1,067	3.4%
Other segment items (2)	31,000	32,737	(1,737)	(5.3)%
Adjusted EBITDA	63,627	79,536	(15,909)	(20.0)%
Adjusted EBITDA Margin	20.1%	24.4%

Patient equipment depreciation	$38,205	$42,367	$(4,162)	(9.8)%
(1)     Represents the significant segment expense categories disclosed in Note 5, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Sleep Health segment decreased by $9.0 million, or 2.8%, for the three months ended March 31, 2025 compared to the prior year period, primarily due to a decrease in net revenue from fixed monthly equipment reimbursements from lower sleep rental products and related supplies, partially offset by an increase in sleep sales revenue primarily from an increase in sales of CPAP resupply products.
Adjusted EBITDA
Adjusted EBITDA from the Sleep Health segment decreased by $15.9 million or 20.0%, for the three months ended March 31, 2025 compared to the prior year period, primarily due to lower net revenue (as discussed above), as well as increased costs and expenses. The increase in the cost of products and supplies was primarily due to an increase in sales revenue and general inflationary cost increases. The increase in labor cost was primarily due to annual merit increases and increases in benefits costs. The increase in other operating expenses was primarily due to higher distribution expenses. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.

Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the three months ended March 31, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended March 31,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$165,481	$160,263	$5,218	3.3%
Less:
Cost of products and supplies (1)	34,054	33,439	615	1.8%
Labor cost (1)	54,059	49,681	4,378	8.8%
Other operating expenses (1)	14,826	14,265	561	3.9%
Other segment items (2)	17,064	17,519	(455)	(2.6)%
Adjusted EBITDA	45,478	45,359	119	0.3%
Adjusted EBITDA Margin	27.5%	28.3%

Patient equipment depreciation	$31,116	$21,805	$9,311	42.7%
(1)     Represents the significant segment expense categories disclosed in Note 5, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Respiratory Health segment increased by $5.2 million, or 3.3%, for the three months ended March 31, 2025 compared to the prior year period. The increase was primarily due to increased patient census driven by strong patient demand for respiratory products.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment increased by $0.1 million or 0.3%, for the three months ended March 31, 2025 compared to the prior year period, due to higher net revenue (as discussed above), offset by increased costs and expenses. The increase in the cost of products and supplies was primarily due to an increase in sales revenue and general inflationary cost increases. The increase in labor cost was primarily due to annual merit increases and increases in benefits costs. The increase in other operating expenses was primarily due to higher distribution expenses. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.

Diabetes Health Segment
The following table summarizes the Diabetes Health segment’s performance for the three months ended March 31, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended March 31,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$138,844	$150,856	$(12,012)	(8.0)%
Less:
Cost of products and supplies (1)	104,069	100,889	3,180	3.2%
Labor cost (1)	12,977	12,994	(17)	(0.1)%
Other operating expenses (1)	1,856	1,698	158	9.3%
Other segment items (2)	13,554	14,715	(1,161)	(7.9)%
Adjusted EBITDA	6,388	20,560	(14,172)	(68.9)%
Adjusted EBITDA Margin	4.6%	13.6%

Patient equipment depreciation	$2,270	$1,768	$502	28.4%
(1)     Represents the significant segment expense categories disclosed in Note 5, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Diabetes Health segment decreased by $12.0 million, or 8.0%, for the three months ended March 31, 2025 compared to the prior year period. The decrease was primarily due to a shift in diabetes patients by certain large commercial insurance and other payors from DME suppliers to dual-benefit and pharmacy-only suppliers, and lower net revenue from insulin pumps and supplies as a result of a shift toward more pumps being sold to patients through the pharmacy channel, as well as the effect from manufacturers bringing additional distribution business in-house and a decrease in CGM patient census.
Adjusted EBITDA
Adjusted EBITDA from the Diabetes Health segment decreased by $14.2 million or 68.9%, for the three months ended March 31, 2025 compared to the prior year period, due to lower net revenue (as discussed above), as well as increased costs and expenses. The increase in the cost of products and supplies was primarily due to product mix and general inflationary cost increases. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.

Wellness at Home Segment
The following table summarizes the Wellness at Home segment’s performance for the three months ended March 31, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended March 31,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$157,206	$156,044	$1,162	0.7%
Less:
Cost of products and supplies (1)	80,554	77,584	2,970	3.8%
Labor cost (1)	34,547	35,582	(1,035)	(2.9)%
Other operating expenses (1)	13,569	12,420	1,149	9.3%
Other segment items (2)	16,091	17,428	(1,337)	(7.7)%
Adjusted EBITDA	12,445	13,030	(585)	(4.5)%
Adjusted EBITDA Margin	7.9%	8.4%

Patient equipment depreciation	$12,340	$15,571	$(3,231)	(20.8)%
(1)     Represents the significant segment expense categories disclosed in Note 5, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Wellness at Home segment increased by $1.2 million, or 0.7%, for the three months ended March 31, 2025 compared to the prior year period. The increase in the 2025 period is primarily due to increased revenues from HME products and certain other product categories within this segment, partially offset by decreased revenues from the disposition of certain custom rehab technology assets in the third quarter of 2024.
Adjusted EBITDA from the Wellness at Home segment decreased by $0.6 million or 4.5%, for the three months ended March 31, 2025 compared to the prior year period, due to higher cost and expenses, partially offset by higher net revenue (as discussed above). The increase in the cost of products and supplies was primarily due to product mix and general inflationary cost increases. The increase in other operating expenses was primarily due to higher distribution expenses. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.
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
As of March 31, 2025, AdaptHealth had approximately $53.7 million of cash.
In September 2024, AdaptHealth entered into an amendment to its existing credit agreement (as amended, the "2024 Credit Agreement"). The 2024 Credit Agreement included a $650 million term loan (the “2024 Term Loan”) and $300 million in revolving credit commitments with a $55 million letter of credit sublimit (the “2024 Revolver”, and together with the 2024 Term Loan, the "2024 Credit Facility"). The 2024 Credit Facility matures in September 2029. However, if the 6.125% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2027, then the 2024 Credit Facility will mature on May 1, 2028; and, if the 4.625% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2028, then the 2024 Credit Facility will mature on May 1, 2029. As of March 31, 2025, the outstanding borrowing under the 2024 Term Loan requires quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance is due in September 2029. During the three months ended March 31, 2025, AdaptHealth made a voluntary repayment on the 2024 Term Loan of $20.9 million. At March 31, 2025, there was $525.0 million outstanding under the 2024 Term Loan. Subsequent to March 31, 2025, AdaptHealth repaid $70.0 million on the 2024 Term Loan. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. At March 31, 2025, there was $22.4 million outstanding under letters of credit. As of the date of this filing, there were no outstanding borrowings under the 2024 Revolver. At March 31, 2025, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount AdaptHealth could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $277.6 million.
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
Under the 2024 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the 2024 Credit Agreement as of March 31, 2025.
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
At March 31, 2025, AdaptHealth LLC had $1,450.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, AdaptHealth LLC issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning (i) February 1, 2025 is 101.156%, and (ii) February 1, 2026 and thereafter is 100.000% in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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
As of March 31, 2025 and December 31, 2024, AdaptHealth had working capital of $168.4 million and $188.8 million, respectively. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
	(Unaudited)
Net cash provided by operating activities	$95,527	$49,035
Net cash used in investing activities	(95,585)	(87,891)
Net cash (used in) provided by financing activities	(56,039)	41,290
Net (decrease) increase in cash	(56,097)	2,434
Cash at beginning of period	109,747	77,132
Cash at end of period	$53,650	$79,566
Net cash provided by operating activities for the three months ended March 31, 2025 and 2024 was $95.5 million and $49.0 million, respectively, an increase of $46.5 million. The increase was the result of a $5.0 million reduction in net income, a net decrease of $16.8 million in non-cash charges, primarily from depreciation and amortization, deferred income taxes, and the reduction in the carrying amount of operating and finance lease right-of-use assets, and a net $68.3 million increase resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
As previously disclosed, in February 2024, the Company learned that a cyber security threat actor had gained access to some of the information technology systems of Change Healthcare, a subsidiary of UnitedHealth Group, with which one of the Company’s third-party software providers interfaces in connection with the Company’s claims processing activity. UnitedHealth Group isolated the impacted systems upon learning of this threat and Change Healthcare suspended its claims processing activity with the Company’s software provider, which adversely impacted the timing of collection of certain accounts receivable and the Company's operating cash flows during the three months ended March 31, 2024. All pending claims were processed and the impacted accounts receivable balances were collected during 2024. Given these impacts, and certain other cash requirements, the Company borrowed $75.0 million under its then existing credit revolver to fund its operating cash requirements during the three months ended March 31, 2024, which was repaid in April 2024.
Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $95.6 million and $87.9 million, respectively. The use of funds in the 2025 and 2024 periods related to equipment and other fixed asset purchases.
Net cash used in financing activities for the three months ended March 31, 2025 was $56.0 million, compared to net cash provided by financing activities of $41.3 million for the three months ended March 31, 2024. Net cash used in financing activities for the 2025 period consisted of repayments of $28.2 million on long-term debt and finance lease liabilities, payments of $25.0 million in connection with the Company's liability relating to the TRA, a payment of $2.0 million for a distribution to the noncontrolling interest, and payments of $1.3 million for tax withholdings associated with equity-based compensation, offset by proceeds of $0.6 million in connection with the employee stock purchase plan. Net cash provided by financing activities for the 2024 period consisted of borrowings on lines of credit of $75.0 million, proceeds of $0.6 million in connection with the employee stock purchase plan, and proceeds of $0.5 million relating to stock option exercises, offset by repayments of $27.3 million on long-term debt and finance lease liabilities, a payment of $5.0 million for contingent consideration in connection with an acquisition, payments of $1.4 million in connection with the Company's liability relating to the TRA, and payments of $1.1 million for tax withholdings associated with equity-based compensation.

Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
	(Unaudited)
Net cash provided by operating activities	$95,527	$49,035
Purchases of equipment and other fixed assets	(95,585)	(87,891)
Free cash flow	$(58)	$(38,856)
Free cash flow was negative $0.1 million for the three months ended March 31, 2025 compared to negative $38.9 million for the three months ended March 31, 2024. The increase in free cash flow was due to higher net cash provided by operating activities, primarily due to a net increase in the cash provided from operating assets and liabilities related to accounts receivable, inventory and accounts payable and accrued expenses. In addition, during the three months ended March 31, 2024, free cash flow was materially adversely impacted by the Change Healthcare cybersecurity incident as discussed above. The higher net cash provided by operating activities was offset by an increase in, and timing of, purchases of patient medical equipment for operating requirements.
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
Critical estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical estimates in relation to its consolidated financial statements include those related to revenue recognition and valuation of goodwill. There have been no material changes in the Company’s critical accounting policies and critical estimates as compared to the critical accounting policies and critical estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
On March 8, 2025, the U.S. Attorney’s Office for the Eastern District of Pennsylvania issued a civil investigative demand to the Company pursuant to the FCA surrounding whether the Company submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for respiratory devices and related supplies provided to patients from January 1, 2018 to the present. The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2024 Credit Agreement. As of March 31, 2025, there was $525.0 million outstanding under the 2024 Term Loan, $22.4 million outstanding under letters of credit, and based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $277.6 million. Amounts borrowed under the 2024 Credit Agreement bear interest at variable rates determined in relation to the Base Rate (as defined) or Term SOFR (as defined), at our option. Due to the interest rates being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $2.8 million annual impact on our net income (loss) before taxes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.
As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified a material weakness in internal control over financial reporting, as follows:

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

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financing Reporting

With respect to the Inventory Valuation Material Weakness that existed as of December 31, 2024, management continues to take steps toward remediation. Effective October 2024, a new Chief Operating Officer started at AdaptHealth and assumed responsibility for the project to implement a perpetual inventory system that will enable the Company to track the movement and status of specific medical equipment and other inventory. A solution design assessment was completed in the fourth quarter to review operational efficiency and effectiveness of the proposed perpetual inventory system. The assessment also evaluated the current perpetual inventory technology deployed and identified an opportunity to leverage the Company’s existing order fulfillment and delivery system within the perpetual inventory solution. The systems' integration is now incorporated into the project scope. As of March 31, 2025, the perpetual inventory solution was rolled out to 102 locations, supporting approximately 34% of the Company’s inventory value.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time and in the normal course of business, the Company is involved in legal proceedings relating to its business. While there can be no assurance, based on the Company’s evaluation of information currently available, management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such legal proceedings to have a material adverse effect on our business, financial condition or operating results. However, the Company’s assessment may change in the future based upon availability of new information and further developments in such legal proceedings. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. Regardless of the outcome of any particular legal proceedings and the merits of any particular claim, litigation can have a material adverse impact on the Company due to, among other reasons, any injunctive relief granted which could inhibit the Company’s ability to operate its business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. See Note 15, Commitments and Contingencies and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations —Commitments and Contingencies in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
There were no purchases of our Common Stock made during the three months ended March 31, 2025 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended March 31, 2025, none of the Company's directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

10.1†	Offer of Employment, dated as of August 15, 2022, by and between AdaptHealth Corp. and Christine Archbold.
10.2†	Amendment, dated as of February 23, 2023, to Offer of Employment, dated as of August 17, 2022, by and between AdaptHealth Corp. and Christine Archbold.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

AdaptHealth Corp.

May 6, 2025	By:	/s/ Suzanne Foster
Suzanne Foster
Chief Executive Officer and Director
(Principal Executive Officer)

May 6, 2025	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

May 6, 2025	By:	/s/ Christine E. Archbold
Christine E. Archbold
Chief Accounting Officer
(Principal Accounting Officer)