Form 10-K/A
period 2024-12-31
AdaptHealth Corp.
filed 2025-06-20
CIK 1725255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38399
AdaptHealth Corp.
(Exact name of registrant as specified in its charter)

Delaware	82-3677704
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

555 East North Lane, Suite 5075 Conshohocken, PA	19428
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (610) 424-4515
Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, par value $0.0001 per share	AHCO	The Nasdaq Stock Market LLC

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

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for the annual meeting of stockholders for 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed solely to amend Part III, Item 12 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original 10-K”) of AdaptHealth Corp. (“we”, “us”, “our”, “AdaptHealth” or the “Company”). Item 12 of the Original 10-K incorporated the information to be included in the Equity Compensation Plan Table by reference to the Company’s proxy statement. However, the Company’s proxy statement inadvertently omitted this table. This Amendment No. 1 is filed to include the Equity Compensation Plan Table in Item 12. This Amendment No. 1 does not otherwise alter the information set forth in the Original 10-K and does not reflect events occurring subsequent to the filing of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

Part III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, other than the information required by Item 201(d) of Regulation S-K, is incorporated herein by reference from the section of the Proxy Statement entitled “Beneficial Ownership Table.” The information required by Item 201(d) of Regulation S-K is set forth below.

The following table sets forth information regarding the Shares to be issued and the Shares remaining available for issuance under our stock-based incentive plans as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
A&R 2019 Stock Incentive Plan	5,115,684	(1)	$ 9.67	9,138,317
2019 Employee Stock Purchase Plan	—		—	622,398
Equity compensation plans not approved by security holders	782,991	(2)	—	—
Total	5,898,675		$ 9.67	9,760,715

(1) The number of issuable securities under the A&R 2019 Plan represents the total number of issued and outstanding stock options (including stock options to purchase 944,829 shares of Common Stock assumed and converted in connection with the acquisition of AeroCare Holdings, Inc. on February 1, 2021, with a weighted-average exercise price of $7.24 per share), and service-based and performance-based restricted stock units (assuming such performance-based restricted stock unit awards are earned at 200% of target). In accordance with SEC guidance, this number does not include issued and outstanding shares of restricted stock.

(2) This number represents the total number of service-based and performance-based restricted stock units (assuming such performance-based restricted stock unit awards are earned at 200% of target) granted to Suzanne Foster outside of the A&R 2019 Plan as an inducement material to Ms. Foster’s acceptance of employment with the Company in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4).

Item 15. Exhibits and Financial Statement Schedules

The following documents are included as exhibits to this Form 10-K/A.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 2025.

AdaptHealth Corp.
By:	/s/ Suzanne Foster
Suzanne Foster
Chief Executive Officer and Director