Form 10-Q
period 2025-06-30
AdaptHealth Corp.
filed 2025-08-05
CIK 1725255

FH 7.10]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, there were 135,297,767 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$68,630	$109,747
Accounts receivable	393,593	408,019
Inventory	148,852	139,842
Prepaid and other current assets	46,926	45,432
Assets held for sale	—	52,748
Total current assets	658,001	755,788
Equipment and other fixed assets, net	487,993	474,556
Operating lease right-of-use assets	96,708	105,999
Finance lease right-of-use assets	40,817	37,801
Goodwill	2,651,085	2,675,166
Identifiable intangible assets, net	95,174	105,548
Deferred tax assets	302,235	314,505
Other assets	18,812	17,584
Total Assets	$4,350,825	$4,486,947
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$477,202	$437,985
Current portion of long-term debt	16,250	16,250
Current portion of operating lease obligations	28,221	29,945
Current portion of finance lease obligations	15,223	14,315
Contract liabilities	56,290	34,944
Other liabilities	28,906	26,505
Liabilities held for sale	—	7,043
Total current liabilities	622,092	566,987
Long-term debt, less current portion	1,792,741	1,964,921
Operating lease obligations, less current portion	72,207	80,275
Finance lease obligations, less current portion	25,486	24,630
Other long-term liabilities	244,173	272,016
Total Liabilities	2,756,699	2,908,829
Commitments and contingencies (note 16)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 135,215,856 and 134,602,317 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Treasury stock, at cost (2,935,035 shares at June 30, 2025 and December 31, 2024)	(25,548)	(25,548)
Additional paid-in capital	2,166,516	2,156,604
Accumulated deficit	(554,711)	(562,178)
Accumulated other comprehensive income	1,173	2,253
Total stockholders' equity attributable to AdaptHealth Corp.	1,587,444	1,571,145
Noncontrolling interest in subsidiary	6,682	6,973
Total Stockholders' Equity	1,594,126	1,578,118
Total Liabilities and Stockholders' Equity	$4,350,825	$4,486,947
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$800,372	$805,975	$1,578,254	$1,598,472
Costs and expenses:
Cost of net revenue	645,714	636,622	1,303,158	1,271,652
General and administrative expenses	97,436	99,363	184,290	188,404
Depreciation and amortization, excluding patient equipment depreciation	10,195	11,395	20,609	22,760
Goodwill impairment (note 7)	—	6,548	—	13,078
Total costs and expenses	753,345	753,928	1,508,057	1,495,894
Gain on sale of businesses (note 4)	(32,225)	—	(32,225)	—
Operating income	79,252	52,047	102,422	102,578
Interest expense, net	27,533	33,038	55,932	65,510
Change in fair value of warrant liability (note 12)	—	(7,010)	—	443
Other (income) loss, net	—	(1,760)	—	3,345
Income before income taxes	51,719	27,779	46,490	33,280
Income tax expense	35,891	7,248	36,741	13,858
Net income	15,828	20,531	9,749	19,422
Income attributable to noncontrolling interest	1,154	1,096	2,282	2,121
Net income attributable to AdaptHealth Corp.	$14,674	$19,435	$7,467	$17,301

Weighted average common shares outstanding - basic	134,993	133,218	134,897	133,066
Weighted average common shares outstanding - diluted	137,071	136,029	137,181	135,698

Basic net income per share (note 13)	$0.10	$0.13	$0.05	$0.12
Diluted net income per share (note 13)	$0.10	$0.13	$0.05	$0.12

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$15,828	$20,531	$9,749	$19,422
Other comprehensive income (loss):
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	(405)	(364)	(1,080)	492
Comprehensive income	15,423	20,167	8,669	19,914

Income attributable to noncontrolling interest	1,154	1,096	2,282	2,121
Comprehensive income attributable to AdaptHealth Corp.	$14,269	$19,071	$6,387	$17,793
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	134,602	$13	124	$1	2,935	$(25,548)	$2,156,604	$(562,178)	$2,253	$6,973	$1,578,118
Equity-based compensation	280	—	—	—	—	—	5,296	—	—	—	5,296
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(1,324)	—	—	—	(1,324)
Common Stock issued in connection with employee stock purchase plan	59	—	—	—	—	—	564	—	—	—	564
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,046)	(2,046)
Net (loss) income	—	—	—	—	—	—	—	(7,207)	—	1,128	(6,079)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(675)	—	(675)
Balance, March 31, 2025	134,941	$13	124	$1	2,935	$(25,548)	$2,161,140	$(569,385)	$1,578	$6,055	$1,573,854
Equity-based compensation	275	—	—	—	—	—	6,131	—	—	—	6,131
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(755)	—	—	—	(755)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(527)	(527)
Net income	—	—	—	—	—	—	—	14,674	—	1,154	15,828
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(405)	—	(405)
Balance, June 30, 2025	135,216	$13	124	$1	2,935	$(25,548)	$2,166,516	$(554,711)	$1,173	$6,682	$1,594,126

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	132,635	$13	124	$1	3,935	$(43,267)	$2,149,951	$(652,600)	$4,356	$8,215	$1,466,669
Equity-based compensation	300	—	—	—	—	—	4,533	—	—	—	4,533
Exercise of stock options	177	—	—	—	—	—	545	—	—	—	545
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(1,072)	—	—	—	(1,072)
Common Stock issued in connection with employee stock purchase plan	83	—	—	—	—	—	607	—	—	—	607
Net (loss) income	—	—	—	—	—	—	—	(2,134)	—	1,025	(1,109)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	856	—	856
Balance, March 31, 2024	133,195	$13	124	$1	3,935	$(43,267)	$2,154,564	$(654,734)	$5,212	$9,240	$1,471,029
Equity-based compensation	182	—	—	—	—	—	5,218	—	—	—	5,218
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(261)	—	—	—	(261)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(3,500)	(3,500)
Net income	—	—	—	—	—	—	—	19,435	—	1,096	20,531
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(364)	—	(364)
Balance, June 30, 2024	133,377	$13	124	$1	3,935	$(43,267)	$2,159,521	$(635,299)	$4,848	$6,836	$1,492,653

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$9,749	$19,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	186,705	184,038
Goodwill impairment	—	13,078
Equity-based compensation	11,427	9,751
Change in fair value of warrant liability	—	443
Reduction in the carrying amount of operating lease right-of-use assets	15,300	17,770
Reduction in the carrying amount of finance lease right-of-use assets	7,096	4,793
Deferred income tax expenses	12,643	12,103
Change in fair value of interest rate swaps, net of reclassification adjustment	—	(367)
Amortization of deferred financing costs	3,105	2,729
Payment of contingent consideration from an acquisition	—	(1,850)
Gain on sale of businesses	(32,225)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,868	(48,166)
Inventory	(9,713)	(10,254)
Prepaid and other assets	(4,578)	16,225
Operating lease obligations	(15,812)	(17,887)
Operating liabilities	64,956	45,191
Net cash provided by operating activities	257,521	247,019
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(184,250)	(169,163)
Payments for business acquisitions, net of cash acquired	(18,561)	—
Proceeds from the sale of businesses, net of cash disposed	115,674	—
Receipt of contingent consideration from the sale of assets	1,156	—
Net cash used in investing activities	(85,981)	(169,163)
Cash flows from financing activities:
Repayments on long-term debt and lines of credit	(175,000)	(145,000)
Proceeds from borrowings on lines of credit	—	75,000
Repayments of finance lease obligations	(8,346)	(4,890)
Proceeds from the exercise of stock options	—	545
Proceeds received in connection with employee stock purchase plan	564	607
Payments relating to the Tax Receivable Agreement	(25,012)	(1,432)
Distributions to noncontrolling interests	(2,573)	(3,500)
Payments for tax withholdings from vesting of restricted stock units	(2,079)	(1,399)
Payments of contingent consideration and deferred purchase price from acquisitions	(211)	(5,087)
Net cash used in financing activities	(212,657)	(85,156)
Net decrease in cash	(41,117)	(7,300)
Cash at beginning of period	109,747	77,132
Cash at end of period	$68,630	$69,832

Supplemental disclosures:
Cash paid for interest	$52,942	$63,276
Cash paid for income taxes, net of refunds	21,709	12,098

Noncash investing and financing activities:
Unpaid equipment and other fixed asset purchases at end of period	59,170	40,639
Assets subject to operating lease obligations	8,611	15,967
Operating lease obligations	(8,611)	(15,967)
Write-off of assets subject to operating lease obligations	(3,327)	(1,845)
Write-off of operating lease obligations	3,327	1,845
Assets subject to finance lease obligations	11,441	10,895
Finance lease obligations	(11,441)	(10,895)
Write-off of assets subject to finance lease obligations	(1,329)	(404)
Write-off of finance lease obligations	1,329	404
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
(c)    Business Segments
Operating segments are defined as components of a public entity for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer. Effective October 1, 2024, the Company realigned its reportable segments as a result of organizational changes and to reflect the way the Company’s CODM assesses performance and allocates resources. As a result of this realignment, the Company is organized under four reportable segments that align to the Company’s product categories: Sleep Health, Respiratory Health, Diabetes Health, and Wellness at Home. All segment information is reflective of this new structure and prior period information has been recast to conform to the current period presentation. See Note 6, Segment Information, for more information on the Company’s segments.
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
(e)    Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and the valuation of accounts receivable (implicit price concession), income taxes and the tax receivable agreement, equity-based compensation, long-lived assets, including goodwill and identifiable intangible assets, business combinations and contingencies. Actual results could differ from those estimates.
(f)    Reclassifications
The Company previously classified certain expenses, primarily related to revenue cycle management costs, as a component of Cost of net revenue in its Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company has classified these costs within General and administrative expenses to better align with common industry practice, and has reclassified these costs in its Consolidated Statements of Operations for the three and six months ended June 30, 2024 to conform to the current period presentation. During the three and six months ended June 30, 2024, the Company reclassified $42.3 million and $83.0 million, respectively, from Cost of net revenue to General and administrative expenses. The resulting reclassifications had no impact on the Company's historical reported net revenue, operating income (loss), or cash flows from operating activities, investing activities, and financing activities for the three and six months ended June 30, 2024.
(g)    Business Combinations

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date. The acquisition-date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the acquisition-date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. Patient relationships, medical records and patient lists are not reported as separate intangible assets due to regulatory requirements and lack of contractual agreements but are part of goodwill. Customer-related relationships are not reported as separate intangible assets but are part of goodwill as authorizing physicians are under no obligation to refer the Company’s services to their patients, who are free to change physicians and service providers at any time. The Company may adjust the preliminary purchase price allocation, as necessary, as it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date, which is generally up to one year after the acquisition closing date. Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.
(h)    Valuation of Goodwill
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
(i)    Gain or Loss on Disposals
From time to time, the Company may sell individual businesses when doing so aligns with its strategic priorities. When a business is sold, goodwill along with identified tangible and intangible assets and liabilities are netted against the sales proceeds to determine the associated gain or loss on disposal. Goodwill is allocated to the disposed business using the relative fair value of the disposed business to the associated reporting unit in which it was included. These transactions may include potential future payments that are contingent upon the achievement of certain conditions. The Company recognizes these future payments at the settlement amount as a gain when the condition for achievement is satisfied and the amounts are realized or realizable.
(j)    Long-Lived Assets
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The Company did not recognize any impairment charges on long-lived assets for the three and six months ended June 30, 2025 and 2024.
(k)    Equity-based Compensation
The Company accounts for its equity-based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Equity-based compensation expense related to these grants is included within general and administrative expenses and cost of net revenue in the accompanying consolidated statements of operations. The Company measures and recognizes equity-based compensation expense for such awards based on their estimated fair values on the date of grant. For share-based awards with service only or service and performance conditions, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. For share-based awards with only a service condition, equity-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards with performance conditions, equity-based compensation expense is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period subject to management’s estimation of the probability of vesting of such awards. If management determines that the performance conditions are no longer probable of achievement, the Company will reverse the previously recognized equity-based compensation expense in the period of determination. For awards with market conditions, the grant-date fair value is estimated using a monte-carlo simulation analysis, which is recognized straight-line on a tranche-by-tranche basis over the employees’ requisite service period regardless of whether or the extent to which the awards ultimately vest. The Company does not estimate forfeitures in connection with its accounting for equity-based compensation, and instead accounts for forfeitures as they occur. See Note 12, Stockholders’ Equity, for additional information regarding the Company’s equity-based compensation expense.
(l)    Accounting for Leases
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
See Note 14, Leases, for additional information.
(m)    Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires new financial statement disclosures in tabular format, in the notes to the financial statements, of specified information about certain costs

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
and expenses. This ASU will be effective for annual periods beginning after December 15, 2026. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). This ASU improves the transparency of income tax disclosures by requiring public business entities to disclose specific categories in the annual rate reconciliation as well as disclose income tax expense (or benefit) and the amount of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
In March 2024, the SEC issued its final climate disclosure rule, which requires registrants to provide climate-related disclosures in their annual reports and registration statements. The new disclosure requirements would have been effective for the Company beginning with its annual report for the year ending December 31, 2025. In April 2024, the SEC stayed its final climate rule to allow for a judicial review of pending legal challenges, and in March 2025, the SEC voted to end its defense of the rules and withdrew from the litigation. The Company is currently monitoring developments with respect to these rules, including whether they will become effective.
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
The Company provides certain equipment to patients which is reimbursed periodically in fixed monthly payments for as long as the patient is using the equipment and medical necessity continues (in certain cases, the fixed monthly payments are capped at a certain amount). The equipment provided to the patient is based upon medical necessity as documented by prescriptions and other documentation received from the patient’s physician. The patient generally does not select the manufacturer or model of the equipment prescribed by their physician and delivered by the Company. Once initial delivery of this equipment is made to the patient for initial setup, a monthly billing process is established based on the initial

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
setup service date. The Company recognizes the fixed monthly revenue ratably over the service period as earned, less estimated adjustments, and defers revenue for the portion of the monthly bill that is unearned. No separate revenue is earned from the initial setup process. Included in fixed monthly revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the payor. The estimate of net unbilled fixed monthly revenue recognized is based on historical trends and estimates of future collectability.

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
The composition of net revenue by payor type for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Insurance	$475,760	$487,787	$929,987	$971,152
Government	208,561	210,946	405,972	409,344
Patient pay	116,051	107,242	242,295	217,976
Net revenue	$800,372	$805,975	$1,578,254	$1,598,472

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by segment for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales revenue:
Sleep Health	$254,593	$242,526	$495,764	$480,118
Respiratory Health	7,826	8,033	16,087	15,938
Diabetes Health	140,544	147,260	274,930	294,239
Wellness at Home	101,752	118,586	213,456	232,250
Total net sales revenue	$504,715	$516,405	$1,000,237	$1,022,545

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$73,292	$82,053	$140,833	$162,743
Respiratory Health	148,827	138,898	291,001	276,130
Diabetes Health	2,992	2,383	5,826	4,662
Wellness at Home	39,476	34,992	76,462	69,129
Total net revenue from fixed monthly equipment reimbursements	$264,587	$258,326	$514,122	$512,664

Net revenue from capitated revenue arrangements:
Sleep Health	$6,804	$6,976	$14,443	$14,028
Respiratory Health	13,797	14,455	28,843	29,581
Diabetes Health	1,425	1,546	3,049	3,144
Wellness at Home	9,044	8,267	17,560	16,510
Total net revenue from capitated revenue arrangements	$31,070	$31,244	$63,895	$63,263

Total net revenue:
Sleep Health	$334,689	$331,555	$651,040	$656,889
Respiratory Health	170,450	161,386	335,931	321,649
Diabetes Health	144,961	151,189	283,805	302,045
Wellness at Home	150,272	161,845	307,478	317,889
Total net revenue	$800,372	$805,975	$1,578,254	$1,598,472
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
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of June 30, 2025 and December 31, 2024, the Company’s unbilled accounts receivable was $33.2 million and $41.6 million, respectively.
(3)    Acquisitions
The Company’s acquisitions are accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations ("ASC 805"), and are included in the Company’s consolidated financial statements since the respective acquisition date. See Note 1, General Information - Business Combinations, for more information on the Company's use of the acquisition method of accounting for business acquisitions.
During the six months ended June 30, 2025, the Company acquired certain assets of two HME providers, each of which was accounted for as a business combination under ASC 805. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies, as well as the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the six months ended June 30, 2025 is expected to be deductible for tax purposes. The total consideration paid for these two acquisitions consisted of cash payments of $18.6 million at closing.
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during the six months ended June 30, 2025 was allocated as follows during the period (in thousands):

Inventory	$635
Equipment and other fixed assets	2,275
Operating lease right-of-use assets	824
Goodwill	15,651
Operating lease liabilities	(824)
Net assets acquired	$18,561
The Company did not complete any acquisitions during the six months ended June 30, 2024.
Net revenue and operating income since the respective acquisition date for the acquisitions described above were immaterial for the three and six months ended June 30, 2025.
(4)    Disposals
On May 1, 2025, the Company closed the disposition of a business that was included in its Wellness at Home segment. In connection with the closing, the Company received gross proceeds of $68.8 million.
On June 9, 2025, the Company closed the disposition of a business that was included in its Wellness at Home segment. In connection with the closing, the Company received gross proceeds of $52.0 million. In July 2025, the Company received an additional $1.5 million of proceeds from the release of an escrow, which is included in the gain on sale of the business recognized in the three and six months ended June 30, 2025 since the amount was received shortly after closing and was considered realizable as of June 30, 2025. The Company is entitled to future potential contingent payments of up to $12.5 million based upon the achievement of certain conditions in accordance with the terms of the sale agreement. Any future contingent payments will be recognized at the settlement amount as a gain when the condition for achievement is satisfied and the amounts are realized or realizable.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The dispositions described above did not represent a strategic shift for the Company. As such, they do not meet the requirements to be classified and presented as discontinued operations.
The following table presents the total pre-tax gain associated with the dispositions described above (in thousands):

Gross sales proceeds	$120,835
Escrow receivable	1,501
Net assets sold	(90,111)
Total	$32,225
The carrying value of the net assets sold at their respective closing dates associated with the dispositions described above were as follows (in thousands):

Cash	$5,161
Accounts receivable	12,667
Inventory	1,770
Prepaid and other current assets	1,142
Equipment and other fixed assets, net	909
Operating lease right-of-use assets	776
Goodwill	80,943
Identifiable intangible assets, net	2,435
Other assets	11
Accounts payable and accrued expenses	(13,451)
Operating lease liabilities	(802)
Other liabilities	(1,450)
Total	$90,111
(5)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
Patient medical equipment	$876,495	$843,198
Computers and software	73,919	92,664
Delivery vehicles	17,036	33,637
Other	23,637	23,233
Gross carrying value	991,087	992,732
Less accumulated depreciation	(503,094)	(518,176)
Equipment and other fixed assets, net	$487,993	$474,556
For the three months ended June 30, 2025 and 2024, the Company recognized depreciation expense of $87.2 million and $85.6 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized depreciation expense of $176.4 million and $172.9 million, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(6)    Segment Information
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

The CODM evaluates performance of the reportable segments based on Adjusted EBITDA, which is the primary measure of segment profitability. The CODM uses Adjusted EBITDA to evaluate segment operating performance, generate future operating plans, and to assist with the evaluation of strategic business decisions, including potential acquisitions or divestitures, and whether to invest in certain products or services. Adjusted EBITDA excludes interest expense, net, income tax expense (benefit), depreciation and amortization, including patient equipment depreciation, equity-based compensation expense, change in fair value of the warrant liability, goodwill impairment, litigation settlement expense (gain), gain on sale of businesses, and certain other non-recurring items of expense or income that the Company does not consider part of its reportable segments’ core operating results. Adjusted EBITDA includes certain centrally incurred corporate and shared function costs, which are allocated to the reportable segments based on methodologies designed to correlate with each segment’s consumption of the related cost. Segment assets are not regularly provided to the CODM and therefore have not been disclosed.

The following tables present segment net revenue, significant segment expenses, and other segment items that are included in the Company’s reported measure of segment profit or loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$334,689	170,450	144,961	150,272	$800,372
Less:
Cost of product and supplies (a)	105,863	31,717	109,426	70,747	317,753
Labor cost (a) (b)	81,377	56,494	13,110	32,247	183,228
Other operating expenses (a) (c)	32,674	15,323	2,088	10,776	60,861
Other segment items (d)	34,001	17,955	14,785	16,245	82,986
Adjusted EBITDA	$80,774	$48,961	$5,552	$20,257	$155,544

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended June 30, 2024
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$331,555	161,386	151,189	161,845	$805,975
Less:
Cost of product and supplies (a)	106,211	23,788	106,931	77,732	314,662
Labor cost (a) (b)	78,435	51,972	12,945	36,553	179,905
Other operating expenses (a) (c)	32,186	11,491	4,295	12,082	60,054
Other segment items (d)	34,088	17,825	16,231	17,895	86,039
Adjusted EBITDA	$80,635	$56,310	$10,787	$17,583	$165,315

	Six Months Ended June 30, 2025
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$651,040	335,931	283,805	307,478	$1,578,254
Less:
Cost of product and supplies (a)	214,062	65,771	213,495	151,301	644,629
Labor cost (a) (b)	162,097	110,553	26,087	66,794	365,531
Other operating expenses (a) (c)	65,479	30,149	3,944	24,345	123,917
Other segment items (d)	65,001	35,019	28,339	32,336	160,695
Adjusted EBITDA	$144,401	$94,439	$11,940	$32,702	$283,482

	Six Months Ended June 30, 2024
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$656,889	321,649	302,045	317,889	$1,598,472
Less:
Cost of product and supplies (a)	209,502	57,227	207,820	155,316	629,865
Labor cost (a) (b)	156,467	101,653	25,939	72,135	356,194
Other operating expenses (a) (c)	63,924	25,756	5,993	24,502	120,175
Other segment items (d)	66,825	35,344	30,946	35,323	168,438
Adjusted EBITDA	$160,171	$101,669	$31,347	$30,613	$323,800

(a)These expense categories align with the segment-level information that is regularly provided to the CODM and are considered significant to the segment in accordance with ASU No. 2023-07, Segment Reporting ("Topic 280"). The expense categories included in the tables above exclude amounts for patient equipment depreciation since these amounts are not reflected in the segment measure of profit or loss. Refer to the section below, titled Patient Equipment Depreciation, for discussion of such amounts.
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
The following table presents a reconciliation of total Adjusted EBITDA to consolidated income before income taxes for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Adjusted EBITDA	$155,544	$165,315	$283,482	$323,800
Interest expense, net	(27,533)	(33,038)	(55,932)	(65,510)
Depreciation and amortization, including patient equipment depreciation	(92,360)	(91,162)	(186,705)	(184,038)
Equity-based compensation expense (a)	(6,131)	(5,218)	(11,427)	(9,751)
Change in fair value of warrant liability (b)	—	7,010	—	(443)
Goodwill impairment (c)	—	(6,548)	—	(13,078)
Gain on sale of businesses (d)	32,225	—	32,225	—
Litigation settlement gain (expense) (e)	—	1,760	—	(3,345)
Other non-recurring expenses, net (f)	(10,026)	(10,340)	(15,153)	(14,355)
Income before income taxes	$51,719	$27,779	$46,490	$33,280

(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents a non-cash gain or charge for the change in the estimated fair value of the warrant liability. See Note 12, Stockholders' Equity – Warrants, for additional discussion of the non-cash gain or charge. These warrants expired on November 8, 2024.
(c)Represents non-cash goodwill impairment charges relating to an immaterial business disposal during 2024.
(d)Represents the pre-tax gain associated with the dispositions of two businesses within the Company's Wellness at Home segment. See Note 4, Disposals, for additional discussion of such gain.
(e)The expense for the six months ended June 30, 2024 consists of a $2.4 million charge for the change in fair value of shares of Common Stock of the Company that were issued in July 2024 following final court approval of a previously disclosed securities settlement, as well as an expense of $0.9 million to settle a shareholder derivative complaint.
(f)The expense for the six months ended June 30, 2025 consists of $9.2 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $2.0 million of consulting expenses associated with systems implementation activities, $1.1 million of transaction costs associated with acquisitions, and $2.8 million of other non-recurring expenses. The expense for the six months ended June 30, 2024 consists of $6.9 million of consulting expenses associated with systems implementation activities, $2.8 million of expenses associated with litigation, a $1.6 million write-down of assets, $0.9 million of consulting expenses associated with asset dispositions, and $2.2 million of other non-recurring expenses.
Patient Equipment Depreciation
The following table presents the amounts of patient equipment depreciation by reportable segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Patient equipment depreciation:
Sleep Health	$38,592	$42,563	$76,797	$84,930
Respiratory Health	29,800	22,010	60,916	43,815
Diabetes Health	2,300	2,188	4,570	3,956
Wellness at Home	11,473	13,006	23,813	28,577
Total patient equipment depreciation (1)	$82,165	$79,767	$166,096	$161,278

(1)Patient equipment depreciation is included in Cost of net revenue in the accompanying consolidated statements of operations. Patient equipment depreciation is not reflected in the segment measure of profit or loss but the CODM regularly reviews this information by reportable segment.
(7)    Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2025 was as follows (in thousands):

	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total Goodwill
Balance at December 31, 2024	$1,581,039	$676,747	$211,796	$205,584	$2,675,166
Goodwill from acquisitions (note 3)	—	—	—	15,651	15,651
Goodwill from dispositions (note 4)	—	—	—	(39,732)	(39,732)
Balance at June 30, 2025	$1,581,039	$676,747	$211,796	$181,503	$2,651,085
Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the identification of a triggering event. Triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected reporting unit revenue, operating results or cash flows, and sustained decreases in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital. As discussed in Note 4, Disposals, during the three months ended June 30, 2025, the Company completed the disposition of two businesses within its Wellness at Home segment. In connection with these disposal transactions, the Company performed a goodwill impairment assessment on the remaining goodwill included in the Wellness at Home segment and concluded there was no impairment at June 30, 2025.
The Company did not identify any other triggering events indicating a possible impairment of goodwill at June 30, 2025. If in future periods, the Company were to identify events that indicate a potential impairment of goodwill, the Company may be required to perform a goodwill impairment test at an interim period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.
The non-cash goodwill impairment charge during the six months ended June 30, 2024 related to the disposition of an immaterial business.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $55,609	$53,690	5.2
Payor contracts, net of accumulated amortization of $40,516	41,484	5.1
Identifiable intangible assets, net	$95,174

	December 31, 2024
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $49,736	$59,964	5.6
Payor contracts, net of accumulated amortization of $36,416	45,584	5.6
Identifiable intangible assets, net	$105,548
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $5.1 million and $10.3 million for the three and six months ended June 30, 2025, respectively, and was $5.6 million and $11.1 million for the three and six months ended June 30, 2024, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending June 30,
2026	$19,730
2027	18,073
2028	17,626
2029	17,626
2030	17,626
Thereafter	4,493
Total	$95,174
The Company did not recognize any impairment charges related to identifiable intangible assets during the six months ended June 30, 2025 and 2024.
(8)    Fair Value of Assets and Liabilities
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
The following table presents the valuation of the Company’s financial assets as of June 30, 2025 and December 31, 2024 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of June 30, 2025 and December 31, 2024. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
June 30, 2025
Assets
Interest rate swap agreements - short term	$—	$1,578	$—
Total assets measured at fair value	$—	$1,578	$—

(in thousands)	Level 1	Level 2	Level 3
December 31, 2024
Assets
Interest rate swap agreements - short term	$—	$2,898	$—
Interest rate swap agreements - long term	—	132	—
Total assets measured at fair value	$—	$3,030	$—
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2025 and December 31, 2024 were classified as Level 2 of the fair value hierarchy. See Note 9, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the six months ended June 30, 2025 and 2024, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(9)    Derivative Instruments and Hedging Activities
The Company records all derivatives on its consolidated balance sheet at fair value. As of June 30, 2025, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). The notional amount associated with the Company's interest rate swap agreements that were outstanding as of June 30, 2025 was $250 million and have a maturity date in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recognized as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Balance Sheet Location	Asset
Prepaid and other current assets	$1,578	$2,898
Other assets	—	132
Total	$1,578	$3,030
During the three months ended June 30, 2025 and 2024, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $0.4 million and $0.3 million, respectively, in other comprehensive income (loss). During the six months ended June 30, 2025 and 2024, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $1.1 million and a gain, net of tax, of $0.9 million, respectively, in other comprehensive income (loss). In addition, during the six months ended June 30, 2024, $0.4 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(10)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$339,654	$284,602
Employee-related accruals	42,714	54,627
Accrued interest	28,818	28,818
Other	66,016	69,938
Total	$477,202	$437,985
(11)    Debt
The following is a summary of long term-debt as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Secured term loan	$375,000	$550,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(16,009)	(18,829)
	1,808,991	1,981,171
Current portion	(16,250)	(16,250)
Long-term portion	$1,792,741	$1,964,921
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
Under the 2024 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
non-compliance with healthcare laws. The Company was in compliance with the applicable covenants in the 2024 Credit Agreement as of June 30, 2025.
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
Term Loan
As of June 30, 2025, the outstanding borrowings under the 2024 Term Loan requires quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance is due in September 2029. During the six months ended June 30, 2025, the Company made voluntary repayments on the 2024 Term Loan totaling $166.9 million. At June 30, 2025 and December 31, 2024, there was $375.0 million and $550.0 million, respectively, outstanding under the 2024 Term Loan. The per annum interest rate under the 2024 Term Loan was 5.83% at June 30, 2025.
Revolving Credit Facility
There were no borrowings under the 2024 Revolver during the six months ended June 30, 2025. At June 30, 2025, there was $25.5 million outstanding under letters of credit. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. At June 30, 2025, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $274.5 million.
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
(12)    Stockholders' Equity
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
Warrants
The Company had 3,871,557 outstanding warrants which expired on November 8, 2024. Prior to expiration, the Company classified its warrants as a liability in its consolidated balance sheets and the change in the estimated fair value of the warrant was recognized as a non-cash charge or gain in the Company’s consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recognized a non-cash gain of $7.0 million and a non-cash charge of $0.4 million, respectively, for the change in the estimated fair value of the warrant liability.
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. As of June 30, 2025, the Company is permitted to grant up to 18,350,000 shares of Common Stock under the 2019 Plan, subject to certain adjustments and limitations. At June 30, 2025, 7,729,628 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.
Stock Options
There were no stock options granted during the six months ended June 30, 2025 and 2024. The following table provides the activity regarding the Company’s outstanding stock options during the six months ended June 30, 2025 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2024	1,250	$2.12	$11.50	1.1 Years
Expired	(1,042)	$2.12	$11.50
Outstanding, June 30, 2025	208	$2.12	$11.50	0.1 Years
The following table provides the activity for all outstanding stock options during the six months ended June 30, 2025 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2024	2,195	$9.67	2.4 Years
Exercised	—	$—
Expired	(1,042)	$11.50
Outstanding, June 30, 2025	1,153	$8.01	3.0 Years

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
There were no stock option exercises during the six months ended June 30, 2025. During the six months ended June 30, 2024, 176,623 stock options were exercised resulting in $0.5 million of cash proceeds received by the Company and the issuance of 176,623 shares of the Company’s Common Stock.
Restricted Stock Units
During the six months ended June 30, 2025, the Company granted the following shares of restricted stock units:
•1,552,965 shares of restricted stock units to various employees which vest ratably over the three-year period following the vesting commencement dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $16.7 million.
•185,674 shares of restricted stock units to the Company's non-employee directors which vest within one year following the grant date. The grant-date fair value of these awards was $1.7 million.
•732,379 shares of performance-vested restricted stock units ("Performance RSUs") to senior executive management of the Company which vest on the third anniversary of the vesting commencement date subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return ("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $12.4 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs
Activity related to the Company’s non-vested restricted stock units for the six months ended June 30, 2025 is presented below (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2024	3,078	$13.99
Granted	2,471	$12.48
Vested	(770)	$13.10
Forfeited	(373)	$19.09
Non-vested balance, June 30, 2025	4,406	$12.87
Equity-Based Compensation Expense
The Company recognized equity-based compensation expense of $6.1 million during the three months ended June 30, 2025, of which $4.5 million and $1.6 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $5.2 million during the three months ended June 30, 2024, of which $3.9 million and $1.3 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
The Company recognized equity-based compensation expense of $11.4 million during the six months ended June 30, 2025, of which $8.6 million and $2.8 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
compensation expense of $9.8 million during the six months ended June 30, 2024, of which $7.2 million and $2.6 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
At June 30, 2025, there was $42.0 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.2 years.
(13)    Earnings Per Share
Earnings Per Share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company computes diluted net income per share using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive Common Stock.
The Company’s potentially dilutive securities include potential common shares related to unvested restricted stock units, outstanding stock options and outstanding preferred stock. See Note 12, Stockholders' Equity, for additional discussion of these potential dilutive securities.
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
Computations of basic and diluted net income per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income attributable to AdaptHealth Corp.	$14,674	$19,435	$7,467	$17,301
Less: Earnings allocated to participating securities (1)	1,235	1,656	629	1,475
Net income for basic EPS	$13,439	$17,779	$6,838	$15,826
Change in fair value of warrant liability (2)	—	—	—	—
Net income for diluted EPS	$13,439	$17,779	$6,838	$15,826

Denominator (1) (2)
Basic weighted-average common shares outstanding	134,993	133,218	134,897	133,066
Add: Warrants (2)	—	—	—	—
Add: Stock options	169	298	220	235
Add: Unvested restricted stock units	1,909	2,513	2,064	2,397
Diluted weighted-average common shares outstanding	137,071	136,029	137,181	135,698

Basic net income per share	$0.10	$0.13	$0.05	$0.12
Diluted net income per share	$0.10	$0.13	$0.05	$0.12
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(2)Under the treasury stock method, the impact on earnings from the change in fair value of the Company's warrant liability was excluded from the numerator, and the corresponding security was included in the denominator, for purposes of computing diluted net income per share if the effect of the adjustment was dilutive to EPS. For the three and six months ended June 30, 2024, this adjustment was excluded from the computation of diluted net income per share since its inclusion would have been anti-dilutive. This adjustment was not applicable to the computation of diluted net income per share for the three and six months ended June 30, 2025 since the warrants were not outstanding during those periods.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income per share for the three and six months ended June 30, 2025 and 2024 because to do so would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Preferred Stock	12,406	12,406	12,406	12,406
Warrants	—	3,872	—	3,872
Stock options	984	2,200	933	2,263
Unvested restricted stock units	2,497	1,431	2,342	1,547
Total	15,887	19,909	15,681	20,088
(14)    Leases
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
The following table presents information about lease costs and expenses and sublease income for the three and six months ended June 30, 2025 and 2024 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$10,904	$10,391	$21,958	$21,395
Finance lease costs:
Amortization of ROU assets	$3,722	$2,538	$7,096	$4,793
Interest on lease liabilities	$677	$551	$1,324	$1,058
Other lease costs and income:
Variable leases costs (1)	$5,962	$6,195	$12,260	$12,067
Sublease income	$65	$257	$235	$537
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	5.0 years	5.2 years
Finance leases	2.9 years	3.1 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	5.0%	4.9%
Finance leases	6.7%	6.9%
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of June 30, 2025 (in thousands):

	Operating Leases	Finance Leases
2025	$17,273	$9,014
2026	28,659	16,437
2027	21,486	12,731
2028	15,986	5,633
2029	10,429	963
Thereafter	20,823	—
Total future undiscounted lease payments	$114,656	$44,778
Less: amount representing interest	(14,228)	(4,069)
Present value of future lease payments (lease liability)	$100,428	$40,709

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the six months ended June 30, 2025 and 2024, respectively (in thousands):

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash payments for operating leases	$18,686	$21,432
Financing cash payments for finance leases	$8,346	$4,890
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$8,611	$15,967
Finance leases	$11,441	$10,895
(15)    Income Taxes
The Company is subject to U.S. federal, state, and local income taxes. For the three months ended June 30, 2025 and 2024, the Company recorded income tax expense of $35.9 million and $7.2 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $36.7 million and $13.9 million, respectively. For the three and six months ended June 30, 2025, the Company recognized a $27.4 million discrete income tax expense related to the dispositions of two businesses within the Wellness at Home segment. See Note 4, Disposals, for additional details. For the six months ended June 30, 2024, the Company recognized a $1.0 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges totaling $13.1 million. See Note 7, Goodwill and Identifiable Intangible Assets, for additional details.
As of June 30, 2025 and December 31, 2024, the Company had an unrecognized tax benefit of $2.7 million.
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
At June 30, 2025, the Company's liability relating to the TRA was $265.4 million, of which $26.2 million and $239.2 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2024, the Company’s liability relating to the TRA was $290.4 million, of which $25.0 million and $265.4 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
(16)    Commitments and Contingencies
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs (the "Allegheny Lead Plaintiffs"). On May 14, 2024, Allegheny Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. The Allegheny Lead Plaintiffs filed their opposition brief on October 1, 2024, and defendants filed their reply brief on November 15, 2024. On May 28, 2025, the parties jointly filed a letter requesting that the Court hold the motion to dismiss in abeyance pending the outcome of a private mediation between the parties.

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
On June 24, 2025, a putative shareholder of the Company, Blake T. Myers, filed against the Company a complaint in the Court of Chancery of the State of Delaware seeking to compel an inspection of books and records under 8 Del. C. § 220 (“Section 220”) (as to the complaint, the “Myers Section 220 Complaint”; as to the action, the “Myers Section 220 Action”).

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The Myers Section 220 Complaint asserts the putative shareholder’s right to inspect certain corporate books and records relevant to the issues in the Allegheny County Consolidated Class Action for the purported purposes of (1) investigating potential wrongdoing by the current and/or former members of the Board and the Company’s current and/or former executive officers, (2) supporting appropriate action in the event current and/or former directors or executive officers did not properly discharge their fiduciary duties, and (3) evaluating whether members of the current Board have a conflict of interest such that making a demand upon the Board to bring a derivative action on behalf of the Company would be futile.
On July 1, 2025, the parties to the Myers Section 220 Action met and conferred regarding a mutually agreeable resolution to obviate the need for litigation and agreed that a thirty-day window to continue negotiations was appropriate. On July 2, 2025, putative shareholder Myers filed a letter to the Court requesting upcoming deadlines to be extended through August 1, 2025. The Court granted the requested extension on July 8, 2025. On July 31, 2025, Myers filed a letter to the Court requesting upcoming deadlines to be extended through August 31, 2025. The request is pending before the Court.
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
(17)    Related Party Transactions
The Company owns an equity interest in a vendor that provides automated order intake software. The expense related to this vendor was $8.0 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively, and $10.8 million and $7.1 million for the six months ended June 30, 2025 and 2024, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of June 30, 2025 and December 31, 2024, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was approximately 1.0% of the Company’s consolidated net revenue during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of June 30, 2025. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Payments to this vendor were approximately $11.9 million and $27.8 million for the three months ended June 30, 2025 and 2024, respectively, and $38.9 million and $28.2 million, for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had an immaterial outstanding accounts payable balance to this vendor.
(18)    Subsequent Events

On July 4, 2025, the President signed the One Big Beautiful Bill Act (the "OBBBA") into law. The OBBBA, among other things, indefinitely reinstates (i) 100 percent bonus depreciation for qualified property and (ii) favorable interest deduction limitations. The Company is in the process of evaluating the impact of the OBBBA on its consolidated financial statements. The Company expects the OBBBA to decrease the cash tax liability for 2025.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The Company evaluated subsequent events for the period from June 30, 2025 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure.

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
Reclassifications
During the three and six months ended June 30, 2024, the Company previously classified certain expenses, primarily related to revenue cycle management costs, as a component of Cost of net revenue in its Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company has classified these costs within General and administrative expenses to better align with common industry practice, and has reclassified these costs in its Consolidated Statements of Operations for the three and six months ended June 30, 2024 to conform to the current period presentation. During the three and six months ended June 30, 2024, the Company reclassified $42.3 million and $83.0 million, respectively, from Cost of net revenue to General and administrative expenses. The resulting reclassifications had no impact on the Company's historical reported net revenue, operating income (loss), or cash flows from operating activities, investing activities, and financing activities for the three and six months ended June 30, 2024.
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
The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of June 30, 2025, AdaptHealth serviced approximately 4.2 million patients annually in all 50 states through its network of approximately 630 locations in 47 states. The Company’s principal executive offices are located at 555 East North Lane, Suite 5075, Conshohocken, Pennsylvania 19428.

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
Key Components of Operating Results
Net Revenue. Net revenue is recognized for services and related products that AdaptHealth provides to patients for healthcare-at-home solutions including HME, medical supplies and related services. Revenues are recognized either at a point in time for the sale of supplies and disposables, over the service period for equipment rental (including, but not limited to, CPAP machines, hospital beds, wheelchairs and other equipment), net of implicit price concessions for amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers, or in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements. Certain trends or uncertainties that may have a material impact on revenue growth and operating results include the Company's ability to obtain new patient starts and to generate referrals from patient referral sources and the ability to meet the increased demand considering inflationary pressures.
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

	Three Months Ended
	June 30, 2025		June 30, 2024
Net Revenue (in thousands, except revenue percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep Health	$254,593	31.8%	$242,526	30.1%
Respiratory Health	7,826	1.0%	8,033	1.0%
Diabetes Health	140,544	17.6%	147,260	18.3%
Wellness at Home	101,752	12.7%	118,586	14.7%
Total net sales revenue	$504,715	63.1%	$516,405	64.1%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$73,292	9.2%	$82,053	10.2%
Respiratory Health	148,827	18.6%	138,898	17.2%
Diabetes Health	2,992	0.4%	2,383	0.3%
Wellness at Home	39,476	4.8%	34,992	4.3%
Total net revenue from fixed monthly equipment reimbursements	$264,587	33.0%	$258,326	32.0%

Net revenue from capitated revenue arrangements:
Sleep Health	$6,804	0.9%	$6,976	0.9%
Respiratory Health	13,797	1.7%	14,455	1.8%
Diabetes Health	1,425	0.2%	1,546	0.2%
Wellness at Home	9,044	1.1%	8,267	1.0%
Total net revenue from capitated revenue arrangements	$31,070	3.9%	$31,244	3.9%

Total net revenue:
Sleep Health	$334,689	41.8%	$331,555	41.1%
Respiratory Health	170,450	21.3%	161,386	20.0%
Diabetes Health	144,961	18.1%	151,189	18.8%
Wellness at Home	150,272	18.8%	161,845	20.1%
Total net revenue	$800,372	100.0%	$805,975	100.0%

	Six Months Ended
	June 30, 2025		June 30, 2024
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep Health	$495,764	31.4%	$480,118	30.0%
Respiratory Health	16,087	1.0%	15,938	1.0%
Diabetes Health	274,930	17.4%	294,239	18.4%
Wellness at Home	213,456	13.6%	232,250	14.5%
Total net sales revenue	$1,000,237	63.4%	$1,022,545	63.9%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$140,833	8.9%	$162,743	10.2%
Respiratory Health	291,001	18.4%	276,130	17.3%
Diabetes Health	5,826	0.4%	4,662	0.3%
Wellness at Home	76,462	4.9%	69,129	4.3%
Total net revenue from fixed monthly equipment reimbursements	$514,122	32.6%	$512,664	32.1%

Net revenue from capitated revenue arrangements:
Sleep Health	$14,443	0.9%	$14,028	0.9%
Respiratory Health	28,843	1.8%	29,581	1.9%
Diabetes Health	3,049	0.2%	3,144	0.2%
Wellness at Home	17,560	1.1%	16,510	1.0%
Total net revenue from capitated revenue arrangements	$63,895	4.0%	$63,263	4.0%

Total net revenue:
Sleep Health	$651,040	41.2%	$656,889	41.1%
Respiratory Health	335,931	21.3%	321,649	20.1%
Diabetes Health	283,805	18.0%	302,045	18.9%
Wellness at Home	307,478	19.5%	317,889	19.9%
Total net revenue	$1,578,254	100.0%	$1,598,472	100.0%

Results of Operations
Comparison of Three Months Ended June 30, 2025 and Three Months Ended June 30, 2024.
The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Net revenue	$800,372	100.0%	$805,975	100.0%	$(5,603)	(0.7)%
Costs and expenses:
Cost of net revenue (a)	645,714	80.7%	636,622	79.0%	9,092	1.4%
General and administrative expenses (a)	97,436	12.2%	99,363	12.3%	(1,927)	(1.9)%
Depreciation and amortization, excluding patient equipment depreciation	10,195	1.3%	11,395	1.4%	(1,200)	(10.5)%
Goodwill impairment	—	—%	6,548	0.8%	(6,548)	(100.0)%
Total costs and expenses	753,345	94.1%	753,928	93.5%	(583)	(0.1)%
Gain on sale of businesses	(32,225)	(4.0)%	—	—%	(32,225)	100.0%
Operating income	79,252	9.9%	52,047	6.5%	27,205	52.3%
Interest expense, net	27,533	3.4%	33,038	4.1%	(5,505)	(16.7)%
Change in fair value of warrant liability	—	—%	(7,010)	(0.9)%	7,010	(100.0)%
Other income	—	—%	(1,760)	(0.2)%	1,760	(100.0)%
Income before income taxes	51,719	6.5%	27,779	3.4%	23,940	86.2%
Income tax expense	35,891	4.5%	7,248	0.9%	28,643	395.2%
Net income	15,828	2.0%	20,531	2.5%	(4,703)	(22.9)%
Income attributable to noncontrolling interest	1,154	0.2%	1,096	0.1%	58	5.3%
Net income attributable to AdaptHealth Corp.	$14,674	1.8%	$19,435	2.4%	$(4,761)	(24.5)%
(a) Certain amounts previously reported within Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 1(f), Reclassifications, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024 for additional discussion of such reclassification.
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended June 30,
	Variance 2025 vs. 2024
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Change from non-acquired (a)	$(8,322)	(1.0)%
Change from acquired	2,719	0.3%
Total change in net revenue	$(5,603)	(0.7)%

(a) Represents the decrease in net revenue of businesses that AdaptHealth has owned for a year or more based on the month of acquisition, which management uses as a measure of how AdaptHealth organically grows or declines by increasing or decreasing net revenue within its existing operations using its own resources.
Net revenue from AdaptHealth's Sleep Health segment increased by $3.1 million, or 0.9%, for the three months ended June 30, 2025 compared to the prior year period, primarily due to an increase in sleep sales revenue primarily from higher patient census from sales of CPAP resupply products, partially offset by a decrease in net revenue from fixed monthly equipment reimbursements from lower sleep rental products and related supplies. Net revenue from AdaptHealth's Respiratory Health segment increased by $9.1 million, or 5.6%, for the three months ended June 30, 2025 compared to the prior year period, due to higher fixed monthly equipment reimbursements primarily from higher patient census for oxygen equipment products. Net revenue from AdaptHealth's Diabetes Health segment decreased by $6.2 million, or 4.1%, for the three months ended June 30, 2025 compared to the prior year period, primarily due to a shift in payor mix from commercial insurance to government payors, partially offset by growth in CGM patient census. Net revenue from AdaptHealth's Wellness at Home segment decreased by $11.6 million, or 7.2% for the three months ended June 30, 2025 compared to the prior year period, primarily due to decreased revenues from the disposition of two businesses in the second quarter of 2025 as well as the disposition of certain custom rehab technology assets in the third quarter of 2024, partially offset by increased revenues from HME products and certain other product categories within this segment.
For the three months ended June 30, 2025, net sales revenue comprised 63.1% of total net revenue, compared to 64.1% of total net revenue for the three months ended June 30, 2024. For the three months ended June 30, 2025, net revenue from fixed monthly equipment reimbursements comprised 33.0% of total net revenue, compared to 32.0% of total net revenue for the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, net revenue from capitated revenue arrangements comprised 3.9% of total net revenue.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$317,753	39.7%	$314,662	39.0%	$3,091	1.0%
Salaries, labor and benefits	184,844	23.1%	181,215	22.5%	3,629	2.0%
Patient equipment depreciation	82,165	10.3%	79,767	9.9%	2,398	3.0%
Rent and occupancy	17,607	2.2%	17,512	2.2%	95	0.5%
Other operating expenses	43,345	5.4%	43,466	5.4%	(121)	(0.3)%
Total cost of net revenue	$645,714	80.7%	$636,622	79.0%	$9,092	1.4%
Certain amounts previously reported within these categories of Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 1(f), Reclassifications, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024 for additional discussion of such reclassification.
Cost of net revenue for the three months ended June 30, 2025 and 2024 was $645.7 million and $636.6 million, respectively, an increase of $9.1 million or 1.4%. Costs of products and supplies increased by $3.1 million primarily as a result of product mix and general inflationary cost increases, partially offset by lower net sales revenue. The increase in cost of products and supplies was also attributable to the benefit received in the three months ended June 30, 2024 related to credits received from a supplier related to certain product recalls which were recognized as a reduction to the cost of products and supplies. Salaries, labor and benefits increased by $3.6 million, primarily due to annual merit increases and increases in benefits costs. Patient equipment depreciation increased by $2.4 million, primarily due to higher medical equipment prices.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2025 and 2024 were $97.4 million and $99.4 million respectively, a decrease of $1.9 million or 1.9%. This decrease is primarily due to lower consulting expenses and salaries, labor and benefits, partially offset by higher software costs, legal settlement costs and equity-based compensation. General and administrative expenses as a percentage of net revenue was 12.2% in the 2025 period, compared to 12.3% in the 2024 period. General and administrative expenses in the 2025 period included $4.5 million of equity-based compensation expense and other non-recurring expenses of $9.8 million, consisting of $6.9 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees on the sales of businesses), $1.0 million of transaction costs associated with acquisitions, and $1.9 million of other expenses. General and administrative expenses in the 2024 period included $3.9 million of equity-based compensation expense and other non-recurring expenses of $9.4 million, consisting of $5.8 million of consulting expenses associated with systems implementation activities, $1.6 million of expenses associated with litigation, $0.3 million of consulting expenses associated with asset dispositions, and $1.7 million of other expenses.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended June 30, 2025 and 2024 was $10.2 million and $11.4 million, respectively, a decrease of $1.2 million, primarily related to lower intangible amortization expense.
Goodwill Impairment. The goodwill impairment charge for the three months ended June 30, 2024 relates to an immaterial business disposal during 2024.
Gain on sale of businesses. The gain on sale of businesses for the three months ended June 30, 2025 relates to the disposition of two businesses within AdaptHealth's Wellness at Home segment. See Note 4, Disposals, for additional information.
Interest Expense, net. Interest expense, net for the three months ended June 30, 2025 and 2024 was $27.5 million and $33.0 million, respectively, a decrease of $5.5 million. Interest expense related to AdaptHealth's credit agreement decreased by $6.6 million in 2025 compared to 2024 as a result of lower interest rates as well as lower average outstanding borrowings in 2025 compared to 2024. This decrease was partially offset by an increase of $0.1 million related to AdaptHealth's finance leases in 2025 compared to 2024. In addition, the impact from AdaptHealth's interest rate swap agreements reduced interest expense by $0.9 million and $1.5 million in 2025 and 2024, respectively.
Change in Fair Value of Warrant Liability. During the three months ended June 30, 2024, AdaptHealth had outstanding warrants to purchase shares of Common Stock, as discussed in Note 12, Stockholders’ Equity, to the accompanying June 30, 2025 interim consolidated financial statements. These warrants were liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the three months ended June 30, 2024 for the change in the estimated fair value of such liability during such period. These warrants expired on November 8, 2024.
Other Income. Other income for the three months ended June 30, 2024 consisted of a pre-tax gain of $1.8 million for the change in fair value of shares of AdaptHealth's Common Stock that were issued in July 2024 following final court approval of the settlement of a previously disclosed securities class action lawsuit.
Income Tax Expense. Income tax expense for the three months ended June 30, 2025 and 2024 was $35.9 million and $7.2 million, respectively. Income tax expense on ordinary income decreased due to lower pre-tax income, net of gains recognized on the disposition of two businesses within the Wellness at Home segment. Additionally, for the three months ended June 30, 2025, AdaptHealth recognized a $27.4 million discrete income tax expense related to the dispositions. See Note 4, Disposals, for additional details.

Comparison of Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024.
The following table summarizes AdaptHealth’s consolidated results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Net revenue	$1,578,254	100.0%	$1,598,472	100.0%	$(20,218)	(1.3)%
Costs and expenses:
Cost of net revenue (a)	1,303,158	82.6%	1,271,652	79.6%	31,506	2.5%
General and administrative expenses (a)	184,290	11.6%	188,404	11.8%	(4,114)	(2.2)%
Depreciation and amortization, excluding patient equipment depreciation	20,609	1.3%	22,760	1.4%	(2,151)	(9.5)%
Goodwill impairment	—	—%	13,078	0.8%	(13,078)	(100.0)%
Total costs and expenses	1,508,057	95.6%	1,495,894	93.6%	12,163	0.8%
Gain on sale of businesses	(32,225)	(2.0)%	—	—%	(32,225)	100.0%
Operating income	102,422	6.5%	102,578	6.4%	(156)	(0.2)%
Interest expense, net	55,932	3.5%	65,510	4.1%	(9,578)	(14.6)%
Change in fair value of warrant liability	—	—%	443	—%	(443)	(100.0)%
Other loss, net	—	—%	3,345	0.2%	(3,345)	(100.0)%
Income before income taxes	46,490	2.9%	33,280	2.1%	13,210	39.7%
Income tax expense	36,741	2.3%	13,858	0.9%	22,883	165.1%
Net income	9,749	0.6%	19,422	1.2%	(9,673)	(49.8)%
Income attributable to noncontrolling interest	2,282	0.2%	2,121	0.1%	161	7.6%
Net income attributable to AdaptHealth Corp.	$7,467	0.5%	$17,301	1.1%	$(9,834)	(56.8)%
(a) Certain amounts previously reported within Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 1(f), Reclassifications, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024 for additional discussion of such reclassification.
Net Revenue. The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Six Months Ended June 30,
	Variance 2025 vs. 2024
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Change from non-acquired (a)	$(25,103)	(1.6)%
Change from acquired	4,885	0.3%
Total change in net revenue	$(20,218)	(1.3)%

(a) Represents the decrease in net revenue of businesses that AdaptHealth has owned for a year or more based on the month of acquisition, which management uses as a measure of how AdaptHealth organically grows or declines by increasing or decreasing net revenue within its existing operations using its own resources.
Net revenue from AdaptHealth's Sleep Health segment decreased by $5.8 million, or 0.9%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to a decrease in net revenue from fixed monthly equipment reimbursements from lower sleep rental products and related supplies, partially offset by an increase in sleep sales revenue primarily from higher patient census from sales of CPAP resupply products. Net revenue from AdaptHealth's Respiratory Health segment increased by $14.3 million, or 4.4%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to higher fixed monthly equipment reimbursements primarily from higher patient census for oxygen equipment products. Net revenue from AdaptHealth's Diabetes Health segment decreased by $18.2 million, or 6.0%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to a shift in payor mix from commercial insurance to government payors, partially offset by growth in CGM patient census. Net revenue from AdaptHealth's Wellness at Home segment decreased by $10.4 million, or 3.3% for the six months ended June 30, 2025 compared to the prior year period, primarily due to decreased revenues from the disposition of two businesses in the second quarter of 2025 as well as the disposition of certain custom rehab technology assets in the third quarter of 2024, partially offset by increased revenues from HME products and certain other product categories within this segment.
For the six months ended June 30, 2025, net sales revenue comprised 63.4% of total net revenue, compared to 63.9% of total net revenue for the six months ended June 30, 2024. For the six months ended June 30, 2025, net revenue from fixed monthly equipment reimbursements comprised 32.6% of total net revenue, compared to 32.1% of total net revenue for the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, net revenue from capitated revenue arrangements comprised 4.0% of total net revenue.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$644,629	40.8%	$629,865	39.4%	$14,764	2.3%
Salaries, labor and benefits	368,368	23.3%	358,714	22.4%	9,654	2.7%
Patient equipment depreciation	166,096	10.5%	161,278	10.1%	4,818	3.0%
Rent and occupancy	37,828	2.4%	36,144	2.3%	1,684	4.7%
Other operating expenses	86,237	5.6%	85,651	5.4%	586	0.7%
Total cost of net revenue	$1,303,158	82.6%	$1,271,652	79.6%	$31,506	2.5%
Certain amounts previously reported within these categories of Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 1(f), Reclassifications, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024 for additional discussion of such reclassification.
Cost of net revenue for the six months ended June 30, 2025 and 2024 was $1,303.2 million and $1,271.7 million, respectively, an increase of $31.5 million or 2.5%. Costs of products and supplies increased by $14.8 million primarily as a result of product mix and general inflationary cost increases, partially offset by lower net sales revenue. The increase in cost of products and supplies was also attributable to the benefit received in the six months ended June 30, 2024 related to credits received from a supplier related to certain product recalls which were recognized as a reduction to the cost of products and supplies. Salaries, labor and benefits increased by $9.7 million, primarily due to annual merit increases and increases in benefits costs. Patient equipment depreciation increased by $4.8 million, primarily due to higher medical equipment prices.

The increase in other operating expenses was primarily due to higher distribution expenses, including increased vehicle rental costs and equipment repair costs.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2025 and 2024 were $184.3 million and $188.4 million, respectively, a decrease of $4.1 million or 2.2%. This decrease is primarily due to lower salaries, labor and benefits and consulting costs, partially offset by higher software costs and equity-based compensation. General and administrative expenses as a percentage of net revenue was 11.6% in the 2025 period, compared to 11.8% in the 2024 period. General and administrative expenses in the 2025 period included $8.6 million of equity-based compensation expense and other non-recurring expenses of $14.9 million, consisting of $9.2 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees on the sales of businesses), $2.0 million of consulting expenses associated with systems implementation activities, $1.1 million of transaction costs associated with acquisitions, and $2.5 million of other expenses. General and administrative expenses in the 2024 period included $7.2 million of equity-based compensation expense and other non-recurring expenses of $12.7 million, consisting of $6.9 million of consulting expenses associated with systems implementation activities, $2.8 million of expenses associated with litigation, $0.9 million of consulting expenses associated with asset dispositions, and $2.1 million of other expenses.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the six months ended June 30, 2025 and 2024 was $20.6 million and $22.8 million, respectively, a decrease of $2.2 million, primarily related to lower intangible amortization expense.
Goodwill Impairment. The goodwill impairment charge for the six months ended June 30, 2024 relates to an immaterial business disposal during 2024.
Gain on sale of businesses. The gain on sale of businesses for the six months ended June 30, 2025 relates to the disposition of two businesses within AdaptHealth's Wellness at Home segment. See Note 4, Disposals, for additional information.
Interest Expense, net. Interest expense, net for the six months ended June 30, 2025 and 2024 was $55.9 million and $65.5 million, respectively, a decrease of $9.6 million. Interest expense related to AdaptHealth's credit agreement decreased by $12.2 million in 2025 compared to 2024 as a result of lower interest rates as well as lower average outstanding borrowings in 2025 compared to 2024. This decrease was partially offset by an increase of $0.5 million related to AdaptHealth's finance leases in 2025 compared to 2024. In addition, the impact from AdaptHealth's interest rate swap agreements reduced interest expense by $1.8 million and $3.6 million in 2025 and 2024, respectively.
Change in Fair Value of Warrant Liability. During the six months ended June 30, 2024, AdaptHealth had outstanding warrants to purchase shares of Common Stock, as discussed in Note 12, Stockholders’ Equity, to the accompanying June 30, 2025 interim consolidated financial statements. These warrants were liability-classified, and the change in fair value of the warrant liability represents a non-cash charge in the six months ended June 30, 2024 for the change in the estimated fair value of such liability during such period. These warrants expired on November 8, 2024.
Other Loss, net. Other loss, net for the six months ended June 30, 2024 consisted of a pre-tax expense of $2.4 million for the change in fair value of shares of AdaptHealth's Common Stock that were issued in July 2024 following final court approval of the settlement of a previously disclosed securities class action lawsuit, as well as an expense of $0.9 million to settle a shareholder derivative complaint.
Income Tax Expense. Income tax expense for the six months ended June 30, 2025 and 2024 was $36.7 million and $13.9 million, respectively. Income tax expense on ordinary income decreased due to lower pre-tax income, net of gains recognized on the disposition of two businesses within the Wellness at Home segment. Additionally, for the six months ended June 30, 2025, AdaptHealth recognized a $27.4 million discrete income tax expense related to the dispositions. See Note 4, Disposals, for additional details.
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
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity-based compensation expense, change in fair value of the warrant liability, goodwill impairment, litigation settlement expense (gain), gain on sale of businesses, and certain other non-recurring items of expense or income.
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
The following unaudited table presents the reconciliation of net income attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA, and the reconciliation of net income attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net income attributable to AdaptHealth Corp.	$14,674	1.8%	$19,435	2.4%
Income attributable to noncontrolling interest	1,154	0.1%	1,096	0.1%
Interest expense, net	27,533	3.4%	33,038	4.1%
Income tax expense	35,891	4.5%	7,248	0.9%
Depreciation and amortization, including patient equipment depreciation	92,360	11.5%	91,162	11.3%
EBITDA	171,612	21.3%	151,979	18.8%
Equity-based compensation expense (a)	6,131	0.8%	5,218	0.6%
Change in fair value of warrant liability (b)	—	—%	(7,010)	(0.9)%
Goodwill impairment (c)	—	—%	6,548	0.8%
Litigation settlement gain (d)	—	—%	(1,760)	(0.2)%
Gain on sale of businesses (e)	(32,225)	(4.0)%	—	—%
Other non-recurring expenses, net (f)	10,026	1.3%	10,340	1.3%
Adjusted EBITDA	$155,544	19.4%	$165,315	20.5%
Adjusted EBITDA Margin		19.4%		20.5%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.

(b)Represents a non-cash gain for the change in the estimated fair value of the warrant liability. See Note 12, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 for additional discussion of such non-cash gain. These warrants expired on November 8, 2024.
(c)Represents a non-cash goodwill impairment charge relating to an immaterial business disposal during 2024.
(d)Represents a pre-tax gain for the change in fair value of shares of Common Stock of the Company that were issued in July 2024 following final court approval of a previously disclosed securities settlement.
(e)Represents pre-tax gains associated with the dispositions of two businesses within the Company's Wellness at Home segment. See Note 4, Disposals, for additional discussion of such gains.
(f)The 2025 period consists of $6.9 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $1.0 million of transaction costs associated with acquisitions, and $2.1 million of other non-recurring expenses. The 2024 period consists of $5.8 million of consulting expenses associated with systems implementation activities, $1.6 million of expenses associated with litigation, a $0.9 million write-down of assets, $0.3 million of consulting expenses associated with asset dispositions, and $1.7 million of other non-recurring expenses.
The following unaudited table presents the reconciliation of net income attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA, and the reconciliation of net income attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net income attributable to AdaptHealth Corp.	$7,467	0.5%	$17,301	1.1%
Income attributable to noncontrolling interest	2,282	0.1%	2,121	0.1%
Interest expense, net	55,932	3.6%	65,510	4.1%
Income tax expense	36,741	2.3%	13,858	0.9%
Depreciation and amortization, including patient equipment depreciation	186,705	11.8%	184,038	11.5%
EBITDA	289,127	18.3%	282,828	17.7%
Equity-based compensation expense (a)	11,427	0.7%	9,751	0.6%
Change in fair value of warrant liability (b)	—	—%	443	—%
Goodwill impairment (c)	—	—%	13,078	0.8%
Litigation settlement expense (d)	—	—%	3,345	0.2%
Gain on sale of businesses (e)	(32,225)	(2.0)%	—	—%
Other non-recurring expenses, net (f)	15,153	1.0%	14,355	0.9%
Adjusted EBITDA	$283,482	18.0%	$323,800	20.3%
Adjusted EBITDA Margin		18.0%		20.3%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents a non-cash charge for the change in the estimated fair value of the warrant liability. See Note 12, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 for additional discussion of such non-cash charge. These warrants expired on November 8, 2024.

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
(e)Represents pre-tax gains associated with the dispositions of two businesses within the Company's Wellness at Home segment. See Note 4, Disposals, for additional discussion of such gains.
(f)The 2025 period consists of $9.2 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $2.0 million of consulting expenses associated with systems implementation activities, $1.1 million of transaction costs associated with acquisitions, and $2.8 million of other non-recurring expenses. The 2024 period consists of $6.9 million of consulting expenses associated with systems implementation activities, $2.8 million of expenses associated with litigation, a $1.6 million write-down of assets, $0.9 million of consulting expenses associated with asset dispositions, and $2.2 million of other non-recurring expenses.
Segment Results of Operations
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
Comparison of Three Months Ended June 30, 2025 and Three Months Ended June 30, 2024.
The following table summarizes the performance of the Company’s reportable segments for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
(in thousands)	Net Revenue	Adjusted EBITDA	Net Revenue	Adjusted EBITDA
	(Unaudited)
Sleep Health	$334,689	$80,774	$331,555	$80,635
Respiratory Health	170,450	48,961	161,386	56,310
Diabetes Health	144,961	5,552	151,189	10,787
Wellness at Home	150,272	20,257	161,845	17,583
Consolidated Totals (a)	$800,372	$155,544	$805,975	$165,315
(a)     See Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024 for a reconciliation of consolidated Adjusted EBITDA to consolidated income before income taxes.
Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the three months ended June 30, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended June 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$334,689	$331,555	$3,134	0.9%
Less:
Cost of products and supplies (1)	105,863	106,211	(348)	(0.3)%
Labor cost (1)	81,377	78,435	2,942	3.8%
Other operating expenses (1)	32,674	32,186	488	1.5%
Other segment items (2)	34,001	34,088	(87)	(0.3)%
Adjusted EBITDA	80,774	80,635	139	0.2%
Adjusted EBITDA Margin	24.1%	24.3%

Patient equipment depreciation	$38,592	$42,563	$(3,971)	(9.3)%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Sleep Health segment increased by $3.1 million, or 0.9%, for the three months ended June 30, 2025 compared to the prior year period, primarily due to an increase in sleep sales revenue primarily from higher patient census from sales of CPAP resupply products, partially offset by a decrease in net revenue from fixed monthly equipment reimbursements from lower sleep rental products and related supplies.
Adjusted EBITDA
Adjusted EBITDA from the Sleep Health segment increased by $0.1 million or 0.2%, for the three months ended June 30, 2025 compared to the prior year period, primarily due to higher net revenue (as discussed above), partially offset by increased costs and expenses. The decrease in the cost of products and supplies was primarily due to product mix, offset by general inflationary cost increases. The increase in labor cost was primarily due to annual merit increases and increases in benefits costs. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.

Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the three months ended June 30, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended June 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$170,450	$161,386	$9,064	5.6%
Less:
Cost of products and supplies (1)	31,717	23,788	7,929	33.3%
Labor cost (1)	56,494	51,972	4,522	8.7%
Other operating expenses (1)	15,323	11,491	3,832	33.3%
Other segment items (2)	17,955	17,825	130	0.7%
Adjusted EBITDA	48,961	56,310	(7,349)	(13.1)%
Adjusted EBITDA Margin	28.7%	34.9%

Patient equipment depreciation	$29,800	$22,010	$7,790	35.4%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Respiratory Health segment increased by $9.1 million, or 5.6%, for the three months ended June 30, 2025 compared to the prior year period, due to higher fixed monthly equipment reimbursements primarily from higher patient census for oxygen equipment products.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment decreased by $7.3 million or 13.1%, for the three months ended June 30, 2025 compared to the prior year period, due to increased costs and expenses, partially offset by higher net revenue (as discussed above). The increase in cost of products and supplies was primarily due to the benefit received in the three months ended June 30, 2024 related to credits received from a supplier related to certain product recalls which were recognized as a reduction to the cost of products and supplies, as well as general inflationary cost increases. The increase in labor cost was primarily due to annual merit increases and increases in benefits costs. The increase in other operating expenses was primarily due to higher distribution expenses and software costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.

Diabetes Health Segment
The following table summarizes the Diabetes Health segment’s performance for the three months ended June 30, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended June 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$144,961	$151,189	$(6,228)	(4.1)%
Less:
Cost of products and supplies (1)	109,426	106,931	2,495	2.3%
Labor cost (1)	13,110	12,945	165	1.3%
Other operating expenses (1)	2,088	4,295	(2,207)	(51.4)%
Other segment items (2)	14,785	16,231	(1,446)	(8.9)%
Adjusted EBITDA	5,552	10,787	(5,235)	(48.5)%
Adjusted EBITDA Margin	3.8%	7.1%

Patient equipment depreciation	$2,300	$2,188	$112	5.1%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Diabetes Health segment decreased by $6.2 million, or 4.1%, for the three months ended June 30, 2025 compared to the prior year period, primarily due to a shift in payor mix from commercial insurance to government payors, partially offset by growth in CGM patient census.
Adjusted EBITDA
Adjusted EBITDA from the Diabetes Health segment decreased by $5.2 million or 48.5%, for the three months ended June 30, 2025 compared to the prior year period, due to lower net revenue (as discussed above), partially offset by decreased costs and expenses. The increase in the cost of products and supplies was primarily due to growth in CGM patient census and general inflationary cost increases. The decrease in other operating expenses was primarily due to lower rent and occupancy costs. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.

Wellness at Home Segment
The following table summarizes the Wellness at Home segment’s performance for the three months ended June 30, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended June 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$150,272	$161,845	$(11,573)	(7.2)%
Less:
Cost of products and supplies (1)	70,747	77,732	(6,985)	(9.0)%
Labor cost (1)	32,247	36,553	(4,306)	(11.8)%
Other operating expenses (1)	10,776	12,082	(1,306)	(10.8)%
Other segment items (2)	16,245	17,895	(1,650)	(9.2)%
Adjusted EBITDA	20,257	17,583	2,674	15.2%
Adjusted EBITDA Margin	13.5%	10.9%

Patient equipment depreciation	$11,473	$13,006	$(1,533)	(11.8)%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Wellness at Home segment decreased by $11.6 million, or 7.2%, for the three months ended June 30, 2025 compared to the prior year period, primarily due to decreased revenues from the disposition of two businesses in the second quarter of 2025 as well as the disposition of certain custom rehab technology assets in the third quarter of 2024, partially offset by increased revenues from HME products and certain other product categories within this segment.
Adjusted EBITDA
Adjusted EBITDA from the Wellness at Home segment increased by $2.7 million or 15.2%, for the three months ended June 30, 2025 compared to the prior year period, due to lower costs and expenses, partially offset by lower net revenue (as discussed above). The decrease in total costs and expenses is primarily due to the disposition of two businesses in the second quarter of 2025 as well as the disposition of certain custom rehab technology assets in the third quarter of 2024.
Comparison of Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024.
The following table summarizes the performance of the Company’s reportable segments for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
(in thousands)	Net Revenue	Adjusted EBITDA	Net Revenue	Adjusted EBITDA
	(Unaudited)
Sleep Health	$651,040	$144,401	$656,889	$160,171
Respiratory Health	335,931	94,439	321,649	101,669
Diabetes Health	283,805	11,940	302,045	31,347
Wellness at Home	307,478	32,702	317,889	30,613
Consolidated Totals (a)	$1,578,254	$283,482	$1,598,472	$323,800
(a)     See Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024 for a reconciliation of consolidated Adjusted EBITDA to consolidated income before income taxes.
Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the six months ended June 30, 2025 and 2024:

			Increase/(Decrease)
	Six Months Ended June 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$651,040	$656,889	$(5,849)	(0.9)%
Less:
Cost of products and supplies (1)	214,062	209,502	4,560	2.2%
Labor cost (1)	162,097	156,467	5,630	3.6%
Other operating expenses (1)	65,479	63,924	1,555	2.4%
Other segment items (2)	65,001	66,825	(1,824)	(2.7)%
Adjusted EBITDA	144,401	160,171	(15,770)	(9.8)%
Adjusted EBITDA Margin	22.2%	24.4%

Patient equipment depreciation	$76,797	$84,930	$(8,133)	(9.6)%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Sleep Health segment decreased by $5.8 million, or 0.9%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to a decrease in net revenue from fixed monthly equipment reimbursements from lower sleep rental products and related supplies, partially offset by an increase in sleep sales revenue primarily from higher patient census from sales of CPAP resupply products.
Adjusted EBITDA

Adjusted EBITDA from the Sleep Health segment decreased by $15.8 million or 9.8%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to increased costs and expenses, as well as lower net revenue (as discussed above). The increase in the cost of products and supplies was primarily due to an increase in sales revenue and general inflationary cost increases. The increase in labor cost was primarily due to annual merit increases and increases in benefits costs. The increase in other operating expenses was primarily due to higher distribution expenses and software costs. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.
Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the six months ended June 30, 2025 and 2024:

			Increase/(Decrease)
	Six Months Ended June 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$335,931	$321,649	$14,282	4.4%
Less:
Cost of products and supplies (1)	65,771	57,227	8,544	14.9%
Labor cost (1)	110,553	101,653	8,900	8.8%
Other operating expenses (1)	30,149	25,756	4,393	17.1%
Other segment items (2)	35,019	35,344	(325)	(0.9)%
Adjusted EBITDA	94,439	101,669	(7,230)	(7.1)%
Adjusted EBITDA Margin	28.1%	31.6%

Patient equipment depreciation	$60,916	$43,815	$17,101	39.0%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Respiratory Health segment increased by $14.3 million, or 4.4%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to higher fixed monthly equipment reimbursements primarily from higher patient census for oxygen equipment products.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment decreased by $7.2 million or 7.1%, for the six months ended June 30, 2025 compared to the prior year period, due to higher net revenue (as discussed above), offset by increased costs and expenses. The increase in cost of products and supplies was primarily due to the benefit received in the six months ended June 30, 2024 related to credits received from a supplier related to certain product recalls which were recognized as a reduction to the cost of products and supplies, as well as general inflationary cost increases. The increase in labor cost was primarily due to annual merit increases and increases in benefits costs. The increase in other operating expenses was primarily due to higher distribution expenses and software costs. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.

Diabetes Health Segment
The following table summarizes the Diabetes Health segment’s performance for the six months ended June 30, 2025 and 2024:

			Increase/(Decrease)
	Six Months Ended June 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$283,805	$302,045	$(18,240)	(6.0)%
Less:
Cost of products and supplies (1)	213,495	207,820	5,675	2.7%
Labor cost (1)	26,087	25,939	148	0.6%
Other operating expenses (1)	3,944	5,993	(2,049)	(34.2)%
Other segment items (2)	28,339	30,946	(2,607)	(8.4)%
Adjusted EBITDA	11,940	31,347	(19,407)	(61.9)%
Adjusted EBITDA Margin	4.2%	10.4%

Patient equipment depreciation	$4,570	$3,956	$614	15.5%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Diabetes Health segment decreased by $18.2 million, or 6.0%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to a shift in payor mix from commercial insurance to government payors, partially offset by growth in CGM patient census.
Adjusted EBITDA
Adjusted EBITDA from the Diabetes Health segment decreased by $19.4 million or 61.9%, for the six months ended June 30, 2025 compared to the prior year period, due to lower net revenue (as discussed above), and to a lesser extent, increased costs and expenses. The increase in the cost of products and supplies was primarily due to growth in CGM patient census and general inflationary cost increase. The decrease in other operating expenses was primarily due to lower rent and occupancy costs. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.

Wellness at Home Segment
The following table summarizes the Wellness at Home segment’s performance for the six months ended June 30, 2025 and 2024:

			Increase/(Decrease)
	Six Months Ended June 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$307,478	$317,889	$(10,411)	(3.3)%
Less:
Cost of products and supplies (1)	151,301	155,316	(4,015)	(2.6)%
Labor cost (1)	66,794	72,135	(5,341)	(7.4)%
Other operating expenses (1)	24,345	24,502	(157)	(0.6)%
Other segment items (2)	32,336	35,323	(2,987)	(8.5)%
Adjusted EBITDA	32,702	30,613	2,089	6.8%
Adjusted EBITDA Margin	10.6%	9.6%

Patient equipment depreciation	$23,813	$28,577	$(4,764)	(16.7)%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Wellness at Home segment decreased by $10.4 million, or 3.3%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to decreased revenues from the disposition of two businesses in the second quarter of 2025 as well as the disposition of certain custom rehab technology assets in the third quarter of 2024, partially offset by increased revenues from HME products and certain other product categories within this segment.
Adjusted EBITDA
Adjusted EBITDA from the Wellness at Home segment increased by $2.1 million or 6.8%, for the six months ended June 30, 2025 compared to the prior year period, due to lower cost and expenses, partially offset by lower net revenue (as discussed above). The decrease in total costs and expenses is primarily due to the disposition of two businesses in the second quarter of 2025 as well as the disposition of certain custom rehab technology assets in the third quarter of 2024.
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
Liquidity and Capital Resources
AdaptHealth’s principal sources of liquidity are its operating cash flows, borrowings under its credit agreements and other debt arrangements. AdaptHealth has used these funds to meet its capital requirements, which primarily consist of capital expenditures including patient equipment, product and supply costs, salaries, labor, benefits and other employee-related costs, third-party customer service, billing and collections and logistics costs, acquisitions, debt service, and to fund share repurchases. AdaptHealth’s future capital expenditure requirements will depend on many factors, including its patient volume and revenue growth rates.
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
As of June 30, 2025, AdaptHealth had $68.6 million of cash.
In September 2024, AdaptHealth entered into an amendment to its existing credit agreement (as amended, the "2024 Credit Agreement"). The 2024 Credit Agreement included a $650 million term loan (the “2024 Term Loan”) and $300 million in revolving credit commitments with a $55 million letter of credit sublimit (the “2024 Revolver”, and together with the 2024 Term Loan, the "2024 Credit Facility"). The 2024 Credit Facility matures in September 2029. However, if the 6.125% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2027, then the 2024 Credit Facility will mature on May 1, 2028; and, if the 4.625% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2028, then the 2024 Credit Facility will mature on May 1, 2029. As of June 30, 2025, the outstanding borrowing under the 2024 Term Loan requires quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance is due in September 2029. During the six months ended June 30, 2025, AdaptHealth made voluntary repayments on the 2024 Term Loan totaling $166.9 million. At June 30, 2025, there was $375.0 million outstanding under the 2024 Term Loan. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. At June 30, 2025, there was $25.5 million outstanding under letters of credit. As of the date of this filing, there were no outstanding borrowings under the 2024 Revolver. At June 30, 2025, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount AdaptHealth could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $274.5 million.
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
Under the 2024 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the 2024 Credit Agreement as of June 30, 2025.
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
At June 30, 2025, AdaptHealth LLC had $1,450.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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
As of June 30, 2025 and December 31, 2024, AdaptHealth had working capital of $35.9 million and $188.8 million, respectively. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
	(Unaudited)
Net cash provided by operating activities	$257,521	$247,019
Net cash used in investing activities	(85,981)	(169,163)
Net cash used in financing activities	(212,657)	(85,156)
Net decrease in cash	(41,117)	(7,300)
Cash at beginning of period	109,747	77,132
Cash at end of period	$68,630	$69,832
Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $257.5 million and $247.0 million, respectively, an increase of $10.5 million. The increase was the result of a $9.7 million reduction in net income, a net decrease of $38.4 million in non-cash charges, primarily from depreciation and amortization, deferred income taxes, and the reduction in the carrying amount of operating and finance lease right-of-use assets, and a net $58.6 million increase resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $86.0 million and $169.2 million, respectively. The net use of funds in the 2025 period consisted of $184.3 million for equipment and other fixed asset purchases and $18.6 million for business acquisitions, partially offset by $115.7 million of proceeds from the sale of businesses. The use of funds in the 2024 period related to equipment and other fixed asset purchases.
Net cash used in financing activities for the six months ended June 30, 2025 and 2024 was $212.7 million and $85.2 million, respectively. Net cash used in financing activities for the 2025 period primarily consisted of repayments of $183.3 million on long-term debt and finance lease liabilities, payments of $25.0 million in connection with the Company's liability relating to the TRA, a payment of $2.6 million for a distribution to the noncontrolling interest, and payments of $2.1 million for tax withholdings associated with equity-based compensation, offset by proceeds of $0.6 million in connection with the employee stock purchase plan. Net cash used in financing activities for the 2024 period consisted of repayments of $149.9 million on long-term debt and finance lease liabilities, a payment of $5.1 million for contingent consideration and deferred purchase price in connection with acquisitions, a payment of $3.5 million for a distribution to the noncontrolling interest, payments of $1.4 million in connection with the Company's liability relating to the TRA, and payments of $1.4 million for tax withholdings associated with equity-based compensation, offset by borrowings on lines of credit of $75.0 million, proceeds of $0.6 million in connection with the employee stock purchase plan, and proceeds of $0.5 million relating to stock option exercises.
Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
	(Unaudited)
Net cash provided by operating activities	$161,994	$197,984	$257,521	$247,019
Purchases of equipment and other fixed assets	(88,665)	(81,272)	(184,250)	(169,163)
Free cash flow	$73,329	$116,712	$73,271	$77,856

Free cash flow was $73.3 million for the three months ended June 30, 2025 compared to $116.7 million for the three months ended June 30, 2024. The decrease in free cash flow was due to lower net cash provided by operating activities, primarily due to a net decrease in the cash provided from operating assets and liabilities related to accounts receivable, inventory and accounts payable and accrued expenses. In addition, during the three months ended June 30, 2024, free cash flow was positively impacted by the release of pending claims related to the previously disclosed Change Healthcare cybersecurity incident and funds received in connection with AdaptHealth's participation in the Optum Temporary Funding Assistance Program. The decrease in free cash flow was also, to a lesser extent, due to an increase in, and timing of, purchases of patient medical equipment for operating requirements.
Free cash flow was $73.3 million for the six months ended June 30, 2025 compared to $77.9 million for the six months ended June 30, 2024. The decrease in free cash flow was due to an increase in, and timing of, purchases of patient medical equipment for operating requirements, partially offset by higher net cash provided by operating activities, primarily due to a net increase in the cash provided from operating assets and liabilities related to accounts receivable, inventory and accounts payable and accrued expenses. In addition, during the six months ended June 30, 2024, free cash flow was positively impacted by AdaptHealth's participation in the Optum Temporary Funding Assistance Program.
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
On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs (the "Allegheny Lead Plaintiffs"). On May 14, 2024, Allegheny Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. The Allegheny Lead Plaintiffs filed their opposition brief on October 1, 2024, and defendants filed their reply brief on November 15, 2024. On May 28, 2025, the parties jointly filed a letter requesting that the Court hold the motion to dismiss in abeyance pending the outcome of a private mediation between the parties.

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
On June 24, 2025, a putative shareholder of the Company, Blake T. Myers, filed against the Company a complaint in the Court of Chancery of the State of Delaware seeking to compel an inspection of books and records under 8 Del. C. § 220 (“Section 220”) (as to the complaint, the “Myers Section 220 Complaint”; as to the action, the “Myers Section 220 Action”). The Myers Section 220 Complaint asserts the putative shareholder’s right to inspect certain corporate books and records relevant to the issues in the Allegheny County Consolidated Class Action for the purported purposes of (1) investigating potential wrongdoing by the current and/or former members of the Board and the Company’s current and/or former executive officers, (2) supporting appropriate action in the event current and/or former directors or executive officers did not properly discharge their fiduciary duties, and (3) evaluating whether members of the current Board have a conflict of interest such that making a demand upon the Board to bring a derivative action on behalf of the Company would be futile.

On July 1, 2025, the parties to the Myers Section 220 Action met and conferred regarding a mutually agreeable resolution to obviate the need for litigation and agreed that a thirty-day window to continue negotiations was appropriate. On July 2, 2025, putative shareholder Myers filed a letter to the Court requesting upcoming deadlines to be extended through August 1, 2025. The Court granted the requested extension on July 8, 2025. On July 31, 2025, Myers filed a letter to the Court requesting upcoming deadlines to be extended through August 31, 2025. The request is pending before the Court.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2024 Credit Agreement. As of June 30, 2025, there was $375.0 million outstanding under the 2024 Term Loan, $25.5 million outstanding under letters of credit, and based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $274.5 million. Amounts borrowed under the 2024 Credit Agreement bear interest at variable rates determined in relation to the Base Rate (as defined) or Term SOFR (as defined), at our option. Due to the interest rates being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $1.3 million annual impact on our net income (loss) before taxes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.
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

The material weakness continues to exist as of June 30, 2025. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the interim consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation of Previously Reported Material Weakness in Internal Control Over Financing Reporting

With respect to the Inventory Valuation Material Weakness identified as of December 31, 2024, management continues to take steps toward its remediation. Effective October 2024, AdaptHealth appointed a new Chief Operating Officer who assumed responsibility for the remaining implementation program of the perpetual inventory system. The perpetual inventory system, currently implemented at 102 locations (approximately 34% of the Company's inventory value), enables the Company to track the movement and status of specific medical equipment and other inventory in support of the valuation of the inventory. In the fourth quarter of 2024, a solution design assessment was completed. This assessment evaluated the operational efficiency and effectiveness of the perpetual inventory technology currently deployed and identified a strategic opportunity to leverage the Company’s existing order fulfillment and delivery system within a revised integrated perpetual inventory solution. This integration is now incorporated into the program. Until this integrated solution is available, management designed and implemented a new quarterly control to perform a structured review of inventory movements, incorporating sales and rental transactions for the period to ensure accurate valuation and to mitigate the risk of a material misstatement. This new control will be subject to testing during the remainder of 2025.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time and in the normal course of business, the Company is involved in legal proceedings relating to its business. While there can be no assurance, based on the Company’s evaluation of information currently available, management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such legal proceedings to have a material adverse effect on our business, financial condition or operating results. However, the Company’s assessment may change in the future based upon availability of new information and further developments in such legal proceedings. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. Regardless of the outcome of any particular legal proceedings and the merits of any particular claim, litigation can have a material adverse impact on the Company due to, among other reasons, any injunctive relief granted which could inhibit the Company’s ability to operate its business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. See Note 16, Commitments and Contingencies and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations —Commitments and Contingencies in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.
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
There were no purchases of our Common Stock made during the three months ended June 30, 2025 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended June 30, 2025, none of the Company's directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1	Non-Employee Director Fee Deferral Policy, effective May 30, 2025.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

AdaptHealth Corp.

August 5, 2025	By:	/s/ Suzanne Foster
Suzanne Foster
Chief Executive Officer and Director
(Principal Executive Officer)

August 5, 2025	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

August 5, 2025	By:	/s/ Christine E. Archbold
Christine E. Archbold
Chief Accounting Officer
(Principal Accounting Officer)