Form 10-Q
period 2025-09-30
AdaptHealth Corp.
filed 2025-11-04
CIK 1725255

FH 7.10]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 135,424,334 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$80,357	$109,747
Accounts receivable	380,319	408,019
Inventory	149,092	139,842
Prepaid and other current assets	115,056	45,432
Assets held for sale	—	52,748
Total current assets	724,824	755,788
Equipment and other fixed assets, net	488,417	474,556
Operating lease right-of-use assets	102,061	105,999
Finance lease right-of-use assets	38,086	37,801
Goodwill	2,653,401	2,675,166
Identifiable intangible assets, net	90,092	105,548
Deferred income taxes, net	267,920	314,505
Other assets	18,722	17,584
Total Assets	$4,383,523	$4,486,947
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$521,699	$437,985
Current portion of long-term debt	16,250	16,250
Current portion of operating lease obligations	28,550	29,945
Current portion of finance lease obligations	15,336	14,315
Contract liabilities	59,853	34,944
Other liabilities	29,008	26,505
Liabilities held for sale	—	7,043
Total current liabilities	670,696	566,987
Long-term debt, less current portion	1,743,930	1,964,921
Operating lease obligations, less current portion	77,216	80,275
Finance lease obligations, less current portion	22,657	24,630
Other long-term liabilities	244,173	272,016
Total Liabilities	2,758,672	2,908,829
Commitments and contingencies (note 16)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 135,424,334 and 134,602,317 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Treasury stock, at cost (2,935,035 shares at September 30, 2025 and December 31, 2024)	(25,548)	(25,548)
Additional paid-in capital	2,171,949	2,156,604
Accumulated deficit	(530,202)	(562,178)
Accumulated other comprehensive income	569	2,253
Total stockholders' equity attributable to AdaptHealth Corp.	1,616,782	1,571,145
Noncontrolling interest in subsidiary	8,069	6,973
Total Stockholders' Equity	1,624,851	1,578,118
Total Liabilities and Stockholders' Equity	$4,383,523	$4,486,947
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$820,314	$805,858	$2,398,568	$2,404,330
Costs and expenses:
Cost of net revenue	658,372	643,795	1,961,530	1,915,447
General and administrative expenses	90,111	87,313	274,401	275,717
Depreciation and amortization, excluding patient equipment depreciation	10,101	11,263	30,710	34,023
Goodwill impairment (note 7)	—	—	—	13,078
Total costs and expenses	758,584	742,371	2,266,641	2,238,265
Gain on sale of businesses (note 4)	—	—	(32,225)	—
Operating income	61,730	63,487	164,152	166,065
Interest expense, net	25,380	31,429	81,312	96,939
Loss on extinguishment of debt	—	2,273	—	2,273
Change in fair value of warrant liability (note 12)	—	(2,243)	—	(1,800)
Other loss	—	—	—	3,345
Income before income taxes	36,350	32,028	82,840	65,308
Income tax expense	10,600	8,073	47,341	21,931
Net income	25,750	23,955	35,499	43,377
Income attributable to noncontrolling interest	1,241	1,096	3,523	3,217
Net income attributable to AdaptHealth Corp.	$24,509	$22,859	$31,976	$40,160

Weighted average common shares outstanding - basic	135,345	134,303	135,048	133,481
Weighted average common shares outstanding - diluted	137,211	136,530	137,102	135,441

Basic net income per share (note 13)	$0.17	$0.16	$0.22	$0.28
Diluted net income per share (note 13)	$0.16	$0.15	$0.21	$0.27

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$25,750	$23,955	$35,499	$43,377
Other comprehensive income (loss):
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	(604)	(3,223)	(1,684)	(2,731)
Comprehensive income	25,146	20,732	33,815	40,646

Income attributable to noncontrolling interest	1,241	1,096	3,523	3,217
Comprehensive income attributable to AdaptHealth Corp.	$23,905	$19,636	$30,292	$37,429
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	134,602	$13	124	$1	2,935	$(25,548)	$2,156,604	$(562,178)	$2,253	$6,973	$1,578,118
Equity-based compensation	280	—	—	—	—	—	5,296	—	—	—	5,296
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(1,324)	—	—	—	(1,324)
Common Stock issued in connection with employee stock purchase plan	59	—	—	—	—	—	564	—	—	—	564
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,046)	(2,046)
Net (loss) income	—	—	—	—	—	—	—	(7,207)	—	1,128	(6,079)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(675)	—	(675)
Balance, March 31, 2025	134,941	$13	124	$1	2,935	$(25,548)	$2,161,140	$(569,385)	$1,578	$6,055	$1,573,854
Equity-based compensation	275	—	—	—	—	—	6,131	—	—	—	6,131
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(755)	—	—	—	(755)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(527)	(527)
Net income	—	—	—	—	—	—	—	14,674	—	1,154	15,828
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(405)	—	(405)
Balance, June 30, 2025	135,216	$13	124	$1	2,935	$(25,548)	$2,166,516	$(554,711)	$1,173	$6,682	$1,594,126
Equity-based compensation	140	—	—	—	—	—	5,311	—	—	—	5,311
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(527)	—	—	—	(527)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,854)	(2,854)
Capital contribution by non-controlling interest	—	—	—	—	—	—	—	—	—	3,000	3,000
Common Stock issued in connection with employee stock purchase plan	69	—	—	—	—	—	649	—	—	—	649
Net income	—	—	—	—	—	—	—	24,509	—	1,241	25,750
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(604)	—	(604)
Balance, September 30, 2025	135,425	$13	124	$1	2,935	$(25,548)	$2,171,949	$(530,202)	$569	$8,069	$1,624,851

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	132,635	$13	124	$1	3,935	$(43,267)	$2,149,951	$(652,600)	$4,356	$8,215	$1,466,669
Equity-based compensation	300	—	—	—	—	—	4,533	—	—	—	4,533
Exercise of stock options	177	—	—	—	—	—	545	—	—	—	545
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(1,072)	—	—	—	(1,072)
Common Stock issued in connection with employee stock purchase plan	83	—	—	—	—	—	607	—	—	—	607
Net (loss) income	—	—	—	—	—	—	—	(2,134)	—	1,025	(1,109)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	856	—	856
Balance, March 31, 2024	133,195	$13	124	$1	3,935	$(43,267)	$2,154,564	$(654,734)	$5,212	$9,240	$1,471,029
Equity-based compensation	182	—	—	—	—	—	5,218	—	—	—	5,218
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(261)	—	—	—	(261)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(3,500)	(3,500)
Net income	—	—	—	—	—	—	—	19,435	—	1,096	20,531
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(364)	—	(364)
Balance, June 30, 2024	133,377	$13	124	$1	3,935	$(43,267)	$2,159,521	$(635,299)	$4,848	$6,836	$1,492,653
Equity-based compensation	79	—	—	—	—	—	863	—	—	—	863
Exercise of stock options	44	—	—	—	—	—	198	—	—	—	198
Payments for tax withholdings from vesting of restricted stock units and stock option exercises	—	—	—	—	—	—	(400)	—	—	—	(400)
Common Stock issued in connection with employee stock purchase plan	39	—	—	—	—	—	392	—	—	—	392
Issuance of Settlement Shares	1,000	—	—	—	(1,000)	17,719	(7,969)	—	—	—	9,750
Net income	—	—	—	—	—	—	—	22,859	—	1,096	23,955
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(3,223)	—	(3,223)
Balance, September 30, 2024	134,539	$13	124	$1	2,935	$(25,548)	$2,152,605	$(612,440)	$1,625	$7,932	$1,524,188

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$35,499	$43,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	284,421	274,797
Goodwill impairment	—	13,078
Equity-based compensation	16,738	10,614
Change in fair value of warrant liability	—	(1,800)
Reduction in the carrying amount of operating lease right-of-use assets	22,946	24,902
Reduction in the carrying amount of finance lease right-of-use assets	10,942	7,927
Deferred income tax expenses	47,167	18,664
Change in fair value of interest rate swaps, net of reclassification adjustment	—	(367)
Amortization of deferred financing costs	4,437	4,247
Loss on extinguishment of debt	—	2,273
Payment of contingent consideration from an acquisition	—	(1,850)
Gain on sale of businesses	(32,225)	—
Other	3,000	569
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	22,142	(12,305)
Inventory	(9,749)	(21,474)
Prepaid and other assets	(75,059)	23,656
Operating lease obligations	(23,474)	(25,212)
Operating liabilities	111,802	30,328
Net cash provided by operating activities	418,587	391,424
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(278,492)	(228,719)
Payments for business acquisitions, net of cash acquired	(18,561)	—
Proceeds from the sale of businesses, net of cash disposed	117,175	—
Proceeds from the sale of assets	—	5,316
Receipt of contingent consideration from the sale of assets	1,156	—
Net cash used in investing activities	(178,722)	(223,403)
Cash flows from financing activities:
Repayments on long-term debt and lines of credit	(225,000)	(373,477)
Proceeds from borrowings on lines of credit	—	253,477
Repayments of finance lease obligations	(12,179)	(8,261)
Proceeds from the exercise of stock options	—	742
Proceeds received in connection with employee stock purchase plan	1,210	999
Payments relating to the Tax Receivable Agreement	(25,045)	(1,432)
Payments of debt financing costs	—	(6,429)
Distributions to noncontrolling interests	(5,426)	(3,500)
Payments for tax withholdings from vesting of restricted stock units	(2,604)	(1,794)
Payments of contingent consideration and deferred purchase price from acquisitions	(211)	(5,298)
Net cash used in financing activities	(269,255)	(144,973)
Net (decrease) increase in cash	(29,390)	23,048
Cash at beginning of period	109,747	77,132
Cash at end of period	$80,357	$100,180

Supplemental disclosures:
Cash paid for interest	$95,999	$112,519
Cash paid for income taxes, net of refunds	23,993	13,015

Noncash investing and financing activities:
Unpaid equipment and other fixed asset purchases at end of period	$61,428	$46,720
Assets subject to operating lease obligations	21,286	24,604
Operating lease obligations	(21,286)	(24,604)
Write-off of assets subject to operating lease obligations	(3,318)	(3,631)
Write-off of operating lease obligations	3,318	3,631
Assets subject to finance lease obligations	12,648	15,665
Finance lease obligations	(12,648)	(15,665)
Write-off of assets subject to finance lease obligations	(1,421)	(513)
Write-off of finance lease obligations	1,421	513
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
(f)    Reclassifications
The Company previously classified certain expenses, primarily related to revenue cycle management costs, as a component of Cost of net revenue in its Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company has classified these costs within General and administrative expenses to better align with common industry practice, and has reclassified these costs in its Consolidated Statements of Operations for the three and nine months ended September 30, 2024 to conform to the current period presentation. During the three and nine months ended September 30, 2024, the Company reclassified $38.1 million and $121.1 million, respectively, from Cost of net revenue to General and administrative expenses. The resulting reclassifications had no impact on the Company's historical reported net revenue, operating income (loss), or cash flows from operating activities, investing activities, and financing activities for the three and nine months ended September 30, 2024.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The Company did not recognize any impairment charges on long-lived assets for the three and nine months ended September 30, 2025 and 2024.
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
See Note 14, Leases, for additional information.
(m)    Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This amendment modernizes the accounting for internal-use software costs by increasing the operability of the recognition

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
guidance considering different methods of software development related to accounting for internal-use software costs. The amendment is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). This ASU improves the transparency of income tax disclosures by requiring public business entities to disclose specific categories in the annual rate reconciliation as well as disclose income tax expense (or benefit) and the amount of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company will include the additional disclosures as required in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and does not expect any impact on its results of operations, as the changes primarily relate to enhanced disclosures.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by payor type for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Insurance	$503,640	$490,072	$1,433,627	$1,461,224
Government	217,684	208,309	623,656	617,653
Patient pay	98,990	107,477	341,285	325,453
Net revenue	$820,314	$805,858	$2,398,568	$2,404,330

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by segment for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales revenue:
Sleep Health	$265,995	$246,895	$761,759	$727,013
Respiratory Health	8,997	8,307	25,084	24,245
Diabetes Health	145,316	137,099	420,246	431,338
Wellness at Home	85,974	118,392	299,430	350,642
Total net sales revenue	$506,282	$510,693	$1,506,519	$1,533,238

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$81,792	$81,530	$222,625	$244,273
Respiratory Health	154,228	140,930	445,229	417,060
Diabetes Health	3,275	2,437	9,101	7,099
Wellness at Home	43,194	37,418	119,656	106,547
Total net revenue from fixed monthly equipment reimbursements	$282,489	$262,315	$796,611	$774,979

Net revenue from capitated revenue arrangements:
Sleep Health	$7,049	$7,379	$21,492	$21,407
Respiratory Health	13,771	14,942	42,614	44,523
Diabetes Health	1,484	1,536	4,533	4,680
Wellness at Home	9,239	8,993	26,799	25,503
Total net revenue from capitated revenue arrangements	$31,543	$32,850	$95,438	$96,113

Total net revenue:
Sleep Health	$354,836	$335,804	$1,005,876	$992,693
Respiratory Health	176,996	164,179	512,927	485,828
Diabetes Health	150,075	141,072	433,880	443,117
Wellness at Home	138,407	164,803	445,885	482,692
Total net revenue	$820,314	$805,858	$2,398,568	$2,404,330
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
Included in accounts receivable are earned but unbilled accounts receivables. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of September 30, 2025 and December 31, 2024, the Company’s unbilled accounts receivable was $32.2 million and $41.6 million, respectively.
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
During the nine months ended September 30, 2025, the Company acquired certain assets of two HME providers, each of which was accounted for as a business combination under ASC 805. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies, as well as the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the nine months ended September 30, 2025 is expected to be deductible for tax purposes. The total consideration paid for these two acquisitions consisted of cash payments of $18.6 million at closing.
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during the nine months ended September 30, 2025 was allocated as follows during the period (in thousands):

Inventory	$635
Equipment and other fixed assets	2,275
Operating lease right-of-use assets	824
Goodwill	15,651
Operating lease liabilities	(824)
Net assets acquired	$18,561
The Company did not complete any acquisitions during the nine months ended September 30, 2024.
Net revenue and operating income since the respective acquisition date for the acquisitions described above were immaterial for the three and nine months ended September 30, 2025.
(4)    Disposals
On May 1, 2025, the Company closed the disposition of a business that was included in its Wellness at Home segment. In connection with the closing, the Company received gross proceeds of $68.8 million.
On June 9, 2025, the Company closed the disposition of a business that was included in its Wellness at Home segment. In connection with this transaction, the Company received gross proceeds of $53.5 million. The Company is entitled to future potential contingent payments of up to $12.5 million based upon the achievement of certain conditions in accordance with the terms of the sale agreement. Any future contingent payments will be recognized at the settlement amount as a gain when the condition for achievement is satisfied and the amounts are realized or realizable.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The dispositions described above did not represent a strategic shift for the Company. As such, they do not meet the requirements to be classified and presented as discontinued operations.
The following table presents the total pre-tax gain associated with the dispositions described above (in thousands):

Gross sales proceeds	$122,336
Net assets sold	(90,111)
Total	$32,225
The carrying value of the net assets sold at their respective closing dates associated with the dispositions described above were as follows (in thousands):

Cash	$5,161
Accounts receivable	12,667
Inventory	1,770
Prepaid and other current assets	1,142
Equipment and other fixed assets, net	909
Operating lease right-of-use assets	776
Goodwill	80,943
Identifiable intangible assets, net	2,435
Other assets	11
Accounts payable and accrued expenses	(13,451)
Operating lease liabilities	(802)
Other liabilities	(1,450)
Total	$90,111
(5)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Patient medical equipment	$879,365	$843,198
Computers and software	72,578	92,664
Delivery vehicles	15,961	33,637
Other	23,807	23,233
Gross carrying value	991,711	992,732
Less accumulated depreciation	(503,294)	(518,176)
Equipment and other fixed assets, net	$488,417	$474,556
For the three months ended September 30, 2025 and 2024, the Company recognized depreciation expense of $92.6 million and $85.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized depreciation expense of $269.1 million and $258.1 million, respectively.

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

The following tables present segment net revenue, significant segment expenses, and other segment items that are included in the Company’s reported measure of segment profit or loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$354,836	176,996	150,075	138,407	$820,314
Less:
Cost of product and supplies (a)	115,602	32,722	110,497	61,664	320,485
Labor cost (a) (b)	86,410	56,426	12,860	31,624	187,320
Other operating expenses (a) (c)	34,442	15,565	2,090	10,244	62,341
Other segment items (d)	33,894	17,231	14,594	14,393	80,112
Adjusted EBITDA	$84,488	$55,052	$10,034	$20,482	$170,056

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended September 30, 2024
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$335,804	164,179	141,072	164,803	$805,858
Less:
Cost of product and supplies (a)	106,327	31,689	104,703	77,301	320,020
Labor cost (a) (b)	79,612	53,867	11,727	36,558	181,764
Other operating expenses (a) (c)	32,098	15,180	1,726	11,781	60,785
Other segment items (d)	31,240	15,996	15,605	16,191	79,032
Adjusted EBITDA	$86,527	$47,447	$7,311	$22,972	$164,257

	Nine Months Ended September 30, 2025
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$1,005,876	512,927	433,880	445,885	$2,398,568
Less:
Cost of product and supplies (a)	329,664	98,493	323,992	212,965	965,114
Labor cost (a) (b)	248,507	166,979	38,947	98,418	552,851
Other operating expenses (a) (c)	99,921	45,714	6,034	34,589	186,258
Other segment items (d)	98,895	52,250	42,933	46,729	240,807
Adjusted EBITDA	$228,889	$149,491	$21,974	$53,184	$453,538

	Nine Months Ended September 30, 2024
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$992,693	485,828	443,117	482,692	$2,404,330
Less:
Cost of product and supplies (a)	315,829	88,916	312,523	232,617	949,885
Labor cost (a) (b)	236,079	155,520	37,666	108,693	537,958
Other operating expenses (a) (c)	96,022	40,936	7,719	36,283	180,960
Other segment items (d)	98,065	51,340	46,551	51,514	247,470
Adjusted EBITDA	$246,698	$149,116	$38,658	$53,585	$488,057

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
The following table presents a reconciliation of total Adjusted EBITDA to consolidated income before income taxes for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Adjusted EBITDA	$170,056	$164,257	$453,538	$488,057
Interest expense, net	(25,380)	(31,429)	(81,312)	(96,939)
Depreciation and amortization, including patient equipment depreciation	(97,716)	(90,759)	(284,421)	(274,797)
Equity-based compensation expense (a)	(5,311)	(863)	(16,738)	(10,614)
Change in fair value of warrant liability (b)	—	2,243	—	1,800
Goodwill impairment (c)	—	—	—	(13,078)
Gain on sale of businesses (d)	—	—	32,225	—
Loss on extinguishment of debt (e)	—	(2,273)	—	(2,273)
Litigation settlement expense (f)	—	—	—	(3,345)
Other non-recurring expenses, net (g)	(5,299)	(9,148)	(20,452)	(23,503)
Income before income taxes	$36,350	$32,028	$82,840	$65,308

(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents non-cash gains for the change in the estimated fair value of the warrant liability. See Note 12, Stockholders' Equity – Warrants, for additional discussion of the non-cash gains. These warrants expired on November 8, 2024.
(c)Represents non-cash goodwill impairment charges relating to an immaterial business disposal during 2024.
(d)Represents the pre-tax gain associated with the dispositions of two businesses within the Company's Wellness at Home segment. See Note 4, Disposals, for additional discussion of such gain.
(e)Represents lender fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement.
(f)The expense for the nine months ended September 30, 2024 consists of a $2.4 million charge for the change in fair value of shares of Common Stock of the Company that were issued in July 2024 following final court approval of a previously disclosed securities settlement, as well as an expense of $0.9 million to settle a shareholder derivative complaint.
(g)The expense for the nine months ended September 30, 2025 consists of $9.8 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $2.3 million of consulting expenses associated with systems implementation activities, $1.7 million of consulting expenses associated with a reorganization project, $1.4 million of transaction costs associated with acquisitions, $1.2 million write-off of assets, and $4.1 million of other non-recurring expenses. The expense for the nine months ended September 30, 2024 consists of $9.7 million of consulting expenses associated with systems implementation activities, $3.3 million of severance charges (primarily related to the separation of the Company's former President), $3.3 million of expenses associated with litigation, $2.9 million of consulting expenses associated with asset dispositions, $2.7 million write-down of assets, and $1.6 million of other non-recurring expenses.
Patient Equipment Depreciation

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table presents the amounts of patient equipment depreciation by reportable segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Patient equipment depreciation:
Sleep Health	$38,251	$39,584	$115,048	$124,514
Respiratory Health	35,885	24,486	96,801	68,301
Diabetes Health	2,391	2,022	6,961	5,978
Wellness at Home	11,088	13,404	34,901	41,981
Total patient equipment depreciation (1)	$87,615	$79,496	$253,711	$240,774

(1)Patient equipment depreciation is included in Cost of net revenue in the accompanying consolidated statements of operations. Patient equipment depreciation is not reflected in the segment measure of profit or loss but the CODM regularly reviews this information by reportable segment.
(7)    Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2025 was as follows (in thousands):

	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total Goodwill
Balance at December 31, 2024	$1,581,039	$676,747	$211,796	$205,584	$2,675,166
Goodwill from acquisitions (note 3)	8,179	2,650	—	4,822	15,651
Goodwill from dispositions (note 4)	—	—	—	(39,732)	(39,732)
Other (1)	1,151	225	—	940	2,316
Balance at September 30, 2025	$1,590,369	$679,622	$211,796	$171,614	$2,653,401

(1)The Company is a member of a joint venture subsidiary which includes another member who has a non-controlling interest in such subsidiary. During the three months ended September 30, 2025, the non-controlling interest member contributed certain assets to the joint venture totaling $3.0 million, of which $2.3 million was attributed to goodwill.
Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the identification of a triggering event. Triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected reporting unit revenue, operating results or cash flows, and sustained decreases in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital. As discussed in Note 4, Disposals, during the nine months ended September 30, 2025, the Company completed the disposition of two businesses within its Wellness at Home segment. In connection with these disposal transactions, the Company performed a goodwill impairment assessment on the remaining goodwill included in the Wellness at Home segment and concluded there was no impairment during the nine months ended September 30, 2025.
The Company did not identify any other triggering events indicating a possible impairment of goodwill at September 30, 2025. If in future periods, the Company were to identify events that indicate a potential impairment of goodwill, the Company may be required to perform a goodwill impairment test at an interim period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The non-cash goodwill impairment charge during the nine months ended September 30, 2024 related to the disposition of an immaterial business.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $58,642	$50,658	5.2
Payor contracts, net of accumulated amortization of $42,566	39,434	4.8
Identifiable intangible assets, net	$90,092

	December 31, 2024
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $49,736	$59,964	5.6
Payor contracts, net of accumulated amortization of $36,416	45,584	5.6
Identifiable intangible assets, net	$105,548
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $5.1 million and $15.4 million for the three and nine months ended September 30, 2025, respectively, and was $5.6 million and $16.7 million for the three and nine months ended September 30, 2024, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending September 30,
2026	$19,248
2027	17,880
2028	17,626
2029	17,626
2030	15,419
Thereafter	2,293
Total	$90,092
The Company did not recognize any impairment charges related to identifiable intangible assets during the nine months ended September 30, 2025 and 2024.
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
The following table presents the valuation of the Company’s financial assets as of September 30, 2025 and December 31, 2024 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of September 30, 2025 and December 31, 2024. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
September 30, 2025
Assets
Interest rate swap agreements - short term	$—	$765	$—
Total assets measured at fair value	$—	$765	$—

(in thousands)	Level 1	Level 2	Level 3
December 31, 2024
Assets
Interest rate swap agreements - short term	$—	$2,898	$—
Interest rate swap agreements - long term	—	132	—
Total assets measured at fair value	$—	$3,030	$—
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2025 and December 31, 2024 were classified as Level 2 of the fair value hierarchy. See Note 9, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the nine months ended September 30, 2025 and 2024, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(9)    Derivative Instruments and Hedging Activities
The Company records all derivatives on its consolidated balance sheet at fair value. As of September 30, 2025, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). The notional amount associated with the Company's interest rate swap agreements that were outstanding as of September 30, 2025 was $250 million and have a maturity date in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recognized as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Balance Sheet Location	Asset
Prepaid and other current assets	$765	$2,898
Other assets	—	132
Total	$765	$3,030
During the three months ended September 30, 2025 and 2024, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $0.6 million and $3.2 million, respectively, in other comprehensive income (loss). During the nine months ended September 30, 2025 and 2024, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $1.7 million and $2.4 million, respectively, in other comprehensive income (loss). In addition, during the nine months ended September 30, 2024, $0.4 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. There was no such reclassification during the three months ended September 30, 2025.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(10)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$341,450	$281,852
Employee-related accruals	62,888	54,627
Litigation reserves	38,473	2,750
Accrued interest	9,990	28,818
Other	68,898	69,938
Total	$521,699	$437,985
(11)    Debt
The following is a summary of long term-debt as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Secured term loan	$325,000	$550,000
Senior unsecured notes	1,450,000	1,450,000
Unamortized deferred financing fees	(14,820)	(18,829)
	1,760,180	1,981,171
Current portion	(16,250)	(16,250)
Long-term portion	$1,743,930	$1,964,921
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
Under the 2024 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. The Company was in compliance with the applicable covenants in the 2024 Credit Agreement as of September 30, 2025.
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
Term Loan
As of September 30, 2025, the outstanding borrowings under the 2024 Term Loan requires quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance is due in September 2029. During the nine months ended September 30, 2025, the Company made voluntary repayments on the 2024 Term Loan totaling $212.8 million. At September 30, 2025 and December 31, 2024, there was $325.0 million and $550.0 million, respectively, outstanding under the 2024 Term Loan. The per annum interest rate under the 2024 Term Loan was 5.82% at September 30, 2025.
Revolving Credit Facility
There were no borrowings under the 2024 Revolver during the nine months ended September 30, 2025. At September 30, 2025, there was $26.3 million outstanding under letters of credit. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. At September 30, 2025, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $273.7 million.
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
In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the "6.125% Senior Notes"). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year. The 6.125% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2025 is 101.021% and (ii) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, the Company may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.

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
Warrants
The Company had 3,871,557 outstanding warrants which expired on November 8, 2024. Prior to expiration, the Company classified its warrants as a liability in its consolidated balance sheets and the change in the estimated fair value of the warrant was recognized as a non-cash charge or gain in the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recognized non-cash gains of $2.2 million and $1.8 million, respectively, for the change in the estimated fair value of the warrant liability.
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. As of September 30, 2025, the Company is permitted to grant up to 18,350,000 shares of Common Stock under the 2019 Plan, subject to certain adjustments and limitations. At September 30, 2025, 8,081,294 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.
Stock Options
There were no stock options granted during the nine months ended September 30, 2025 and 2024. The following table provides the activity regarding the Company’s outstanding stock options during the nine months ended September 30, 2025 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2024	1,250	$2.12	$11.50	1.1 Years
Expired	(1,250)	$2.12	$11.50
Outstanding, September 30, 2025	—	$—	$—
The following table provides the activity for all outstanding stock options during the nine months ended September 30, 2025 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2024	2,195	$9.67	2.4 Years
Expired	(1,250)	$11.50
Outstanding, September 30, 2025	945	$7.24	3.4 Years
There were no stock option exercises during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, 207,002 stock options were exercised resulting in $0.7 million of cash proceeds received by the

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Company and the issuance of 207,002 shares of the Company’s Common Stock. During the nine months ended September 30, 2024, 38,014 stock options were exercised on a cashless basis resulting in the issuance of 13,509 shares of the Company's Common Stock.
Restricted Stock Units
During the nine months ended September 30, 2025, the Company granted the following shares of restricted stock units:
•1,579,775 shares of restricted stock units to various employees which vest ratably over the three-year period following the vesting commencement dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $16.9 million.
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
•732,379 shares of performance-vested restricted stock units ("Performance RSUs") to senior executive management of the Company which vest on the third anniversary of the vesting commencement date subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return ("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $12.4 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs
Activity related to the Company’s non-vested restricted stock units for the nine months ended September 30, 2025 is presented below (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2024	3,078	$13.99
Granted	2,498	$12.38
Vested	(973)	$13.00
Forfeited	(487)	$17.04
Non-vested balance, September 30, 2025	4,116	$12.92
Equity-Based Compensation Expense
The Company recognized equity-based compensation expense of $5.3 million during the three months ended September 30, 2025, of which $4.6 million and $0.7 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $0.9 million during the three months ended September 30, 2024, which is included in cost of net revenue in the accompanying consolidated statements of operations. Equity-based compensation expense included in general and administrative expenses was less than $0.1 million during the three months ended September 30, 2024.
The Company recognized equity-based compensation expense of $16.7 million during the nine months ended September 30, 2025, of which $13.2 million and $3.5 million is included in general and administrative expenses and cost of

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $10.6 million during the nine months ended September 30, 2024, of which $7.2 million and $3.4 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
As previously disclosed, in connection with the separation of the Company's former President in August 2024, all of his outstanding unvested restricted stock units were forfeited, which resulted in the reversal of $3.3 million of previously recognized equity-based compensation expense. The reversal was recognized as a reduction to general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2024.
At September 30, 2025, there was $35.8 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.0 years.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Computations of basic and diluted net income per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income attributable to AdaptHealth Corp.	$24,509	$22,859	$31,976	$40,160
Less: Earnings allocated to participating securities (1)	2,058	1,933	2,690	3,415
Net income for basic EPS	$22,451	$20,926	$29,286	$36,745
Change in fair value of warrant liability (2)	—	—	—	—
Net income for diluted EPS	$22,451	$20,926	$29,286	$36,745

Denominator (1) (2)
Basic weighted-average common shares outstanding	135,345	134,303	135,048	133,481
Add: Warrants (2)	—	—	—	—
Add: Stock options	206	301	215	245
Add: Unvested restricted stock units	1,660	1,926	1,839	1,715
Diluted weighted-average common shares outstanding	137,211	136,530	137,102	135,441

Basic net income per share	$0.17	$0.16	$0.22	$0.28
Diluted net income per share	$0.16	$0.15	$0.21	$0.27
(1)The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
(2)Under the treasury stock method, the impact on earnings from the change in fair value of the Company's warrant liability was excluded from the numerator, and the corresponding security was included in the denominator, for purposes of computing diluted net income per share if the effect of the adjustment was dilutive to EPS. For the three and nine months ended September 30, 2024, this adjustment was excluded from the computation of diluted net income per share since its inclusion would have been anti-dilutive. This adjustment was not applicable to the computation of diluted net income per share for the three and nine months ended September 30, 2025 since the warrants were not outstanding during those periods.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income per share for the three and nine months ended September 30, 2025 and 2024 because to do so would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Preferred Stock	12,406	12,406	12,406	12,406
Warrants	—	3,872	—	3,872
Stock options	739	2,128	730	2,184
Unvested restricted stock units	2,456	1,427	2,277	1,638
Total	15,601	19,833	15,413	20,100

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
The following table presents information about lease costs and expenses and sublease income for the three and nine months ended September 30, 2025 and 2024 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$10,935	$10,791	$32,893	$33,521
Finance lease costs:
Amortization of ROU assets	$3,846	$3,064	$10,942	$7,857
Interest on lease liabilities	$646	$663	$1,970	$1,721
Other lease costs and income:
Variable leases costs (1)	$6,593	$6,392	$18,853	$18,458
Sublease income	$52	$101	$287	$638
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	4.9 years	5.2 years
Finance leases	2.7 years	3.1 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	5.0%	4.9%
Finance leases	6.7%	6.9%
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of September 30, 2025 (in thousands):

	Operating Leases	Finance Leases
2025	$8,742	$4,654
2026	31,583	16,753
2027	24,755	13,031
2028	19,104	5,925
2029	13,102	1,179
Thereafter	23,285	—
Total future undiscounted lease payments	$120,571	$41,542
Less: amount representing interest	(14,805)	(3,549)
Present value of future lease payments (lease liability)	$105,766	$37,993
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash payments for operating leases	$27,747	$31,130
Financing cash payments for finance leases	$12,179	$8,261
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$21,286	$24,604
Finance leases	$12,648	$15,665
(15)    Income Taxes
The Company is subject to U.S. federal, state, and local income taxes. For the three months ended September 30, 2025 and 2024, the Company recognized income tax expense of $10.6 million and $8.1 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized income tax expense of $47.3 million and $21.9 million, respectively. For the nine months ended September 30, 2025, the Company recognized a $27.4 million discrete income tax expense related to the dispositions of two businesses within the Wellness at Home segment. See Note 4, Disposals, for additional details. For the nine months ended September 30, 2024, the Company recognized a $1.0 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges totaling $13.1 million. See Note 7, Goodwill and Identifiable Intangible Assets, for additional details.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
As of September 30, 2025 and December 31, 2024, the Company had an unrecognized tax benefit of $2.7 million.
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
At September 30, 2025, the Company's liability relating to the TRA was $265.4 million, of which $26.2 million and $239.2 million is included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2024, the Company’s liability relating to the TRA was $290.4 million, of which $25.0 million and $265.4 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
On July 4, 2025, the President signed the One Big Beautiful Bill Act (the "OBBBA") into law. The OBBBA, among other things, indefinitely reinstates (i) 100 percent bonus depreciation for qualified property and (ii) favorable interest deduction limitations. In accordance with ASC Topic 740, Income Taxes, the Company remeasured its deferred income tax assets and liabilities, which has been reflected in the Company’s consolidated financial statements for the three and nine months ended September 30, 2025. The OBBBA reduced the Company’s 2025 estimated cash income tax liability, resulting in a $32.7 million current income tax receivable, which is included in prepaid and other current assets in the accompanying consolidated balance sheets as of September 30, 2025. The majority of the Company’s income tax receivable relates to federal and state corporate income tax refunds which are expected to be received in 2026.
(16)    Commitments and Contingencies
From time to time and in the normal course of business, the Company is subject to loss contingencies, arising from legal proceedings, claims, and governmental and other investigations under or with respect to various governmental programs and state and federal laws relating to its business, including as a result of or following acquisitions and other business activities, that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If there is no probable estimate within a range of reasonably possible outcomes, the Company’s policy is to record at the low end of the range of such reasonably possible outcomes. Judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations or proceedings, except as disclosed. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial condition or results of operations. However, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings, claims and investigations are inherently uncertain, and material adverse outcomes are possible. Professional legal fees associated with any such legal proceedings, claims and investigations are expensed as they are incurred.
On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York ("SDNY") issued a civil investigative demand to a subsidiary of the Company, pursuant to the False Claims Act, 31 U.S.C. § 3733 ("FCA") regarding whether the subsidiary submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. The Company has fully cooperated with the investigation. In August 2025, U.S. Attorney's Office for the SDNY informed the Company that, based on available information, they do not presently intend to pursue FCA claims against the Company.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs (the "Allegheny Lead Plaintiffs"). On May 14, 2024, Allegheny Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. The Allegheny Lead Plaintiffs filed their opposition brief on October 1, 2024, and defendants filed their reply brief on November 15, 2024. On May 28, 2025, the parties jointly filed a letter requesting that the Court hold the motion to dismiss in abeyance pending the outcome of a private mediation between the parties. On October 8, 2025, the parties attended a private mediation. On October 24, 2025, after subsequent settlement discussions, the parties jointly filed a letter informing the Court that the parties had reached an agreement in principle to settle the litigation and requesting until November 24, 2025 to negotiate the formal settlement agreement and file a preliminary approval motion.

The settlement is expected to consist of a cash payment by the Company which will primarily be funded by the Company’s insurance carriers, and is subject to preliminary and final Court approval and other customary closing conditions. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.
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
On June 24, 2025, a putative shareholder of the Company, Blake T. Myers, filed against the Company a complaint in the Court of Chancery of the State of Delaware seeking to compel an inspection of books and records under 8 Del. C. § 220 (“Section 220”) (as to the complaint, the “Myers Section 220 Complaint”; as to the action, the “Myers Section 220 Action”). The Myers Section 220 Complaint asserts the putative shareholder’s right to inspect certain corporate books and records relevant to the issues in the Allegheny County Consolidated Class Action for the purported purposes of (i) investigating potential wrongdoing by the current and/or former members of the Board and the Company’s current and/or former executive officers, (ii) supporting appropriate action in the event current and/or former directors or executive officers did not properly discharge their fiduciary duties, and (iii) evaluating whether members of the current Board have a conflict of interest such that making a demand upon the Board to bring a derivative action on behalf of the Company would be futile.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
On July 1, 2025, the parties to the Myers Section 220 Action met and conferred regarding a mutually agreeable resolution to obviate the need for litigation and agreed that a thirty-day window to continue negotiations was appropriate. On July 2, 2025, putative shareholder Myers filed a letter to the Court requesting upcoming deadlines to be extended through August 1, 2025. The Court granted the requested extension on July 8, 2025. On July 31, 2025, Myers filed a letter to the Court requesting upcoming deadlines be extended through August 31, 2025, which the Court granted on August 5, 2025. On September 3, 2025, Myers filed a letter to the Court requesting upcoming deadlines be extended through October 3, 2025. On September 26, 2025, the Company completed its production to Myers. On October 3, 2025, Myers filed a letter to the Court requesting additional time for the parties to confer about the Company’s production and offering to provide a subsequent update to the Court on November 3, 2025. On October 6, 2025, the Court stayed the action pending any further requests of the parties. On November 3, 2025, Myers filed a letter informing the Court that the parties are continuing to confer and offering to provide a subsequent update to the Court on December 3, 2025.
Should the Court lift the stay, the Company intends to vigorously defend itself in this action, and there can be no assurance that the defense will be successful.
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
(17)    Related Party Transactions
The Company owns an equity interest in a vendor that provides automated order intake software. The expense related to this vendor was $5.2 million and $3.8 million for the three months ended September 30, 2025 and 2024, respectively, and $14.1 million and $10.8 million for the nine months ended September 30, 2025 and 2024, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of September 30, 2025 and December 31, 2024, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was approximately 1.0% of the Company’s consolidated net revenue during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of September 30, 2025. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Payments to this vendor were approximately $14.5 million and $22.5 million for the three months ended September 30, 2025 and 2024, respectively, and $53.4 million and $50.6 million, for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had an immaterial outstanding accounts payable balance to this vendor.
(18)    Subsequent Events
The Company evaluated subsequent events for the period from September 30, 2025 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure.

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
The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of September 30, 2025, AdaptHealth serviced approximately 4.3 million patients annually in all 50 states through its network of approximately 640 locations in 47 states. The Company’s principal executive offices are located at 555 East North Lane, Suite 5075, Conshohocken, Pennsylvania 19428.
Reclassifications
During the three and nine months ended September 30, 2024, the Company previously classified certain expenses, primarily related to revenue cycle management costs, as a component of Cost of net revenue in its Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company has classified these costs within General and administrative expenses to better align with common industry practice, and has reclassified these costs in its Consolidated Statements of Operations for the three and nine months ended September 30, 2024 to conform to the current period presentation. During the three and nine months ended September 30, 2024, the Company reclassified $38.1 million and $121.1 million, respectively, from Cost of net revenue to General and administrative expenses. The resulting reclassifications had no impact on the Company's historical reported net revenue, operating income (loss), or cash flows from operating activities, investing activities, and financing activities for the three and nine months ended September 30, 2024.

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

	Three Months Ended
	September 30, 2025		September 30, 2024
Net Revenue (in thousands, except revenue percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep Health	$265,995	32.4%	$246,895	30.6%
Respiratory Health	8,997	1.1%	8,307	1.0%
Diabetes Health	145,316	17.7%	137,099	17.0%
Wellness at Home	85,974	10.5%	118,392	14.8%
Total net sales revenue	$506,282	61.7%	$510,693	63.4%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$81,792	10.0%	$81,530	10.1%
Respiratory Health	154,228	18.8%	140,930	17.5%
Diabetes Health	3,275	0.4%	2,437	0.3%
Wellness at Home	43,194	5.2%	37,418	4.7%
Total net revenue from fixed monthly equipment reimbursements	$282,489	34.4%	$262,315	32.6%

Net revenue from capitated revenue arrangements:
Sleep Health	$7,049	0.9%	$7,379	0.9%
Respiratory Health	13,771	1.7%	14,942	1.9%
Diabetes Health	1,484	0.2%	1,536	0.2%
Wellness at Home	9,239	1.1%	8,993	1.0%
Total net revenue from capitated revenue arrangements	$31,543	3.9%	$32,850	4.0%

Total net revenue:
Sleep Health	$354,836	43.3%	$335,804	41.6%
Respiratory Health	176,996	21.6%	164,179	20.4%
Diabetes Health	150,075	18.3%	141,072	17.5%
Wellness at Home	138,407	16.8%	164,803	20.5%
Total net revenue	$820,314	100.0%	$805,858	100.0%

	Nine Months Ended
	September 30, 2025		September 30, 2024
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep Health	$761,759	31.8%	$727,013	30.2%
Respiratory Health	25,084	1.0%	24,245	1.0%
Diabetes Health	420,246	17.5%	431,338	17.9%
Wellness at Home	299,430	12.5%	350,642	14.6%
Total net sales revenue	$1,506,519	62.8%	$1,533,238	63.7%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$222,625	9.3%	$244,273	10.2%
Respiratory Health	445,229	18.6%	417,060	17.3%
Diabetes Health	9,101	0.4%	7,099	0.3%
Wellness at Home	119,656	4.9%	106,547	4.4%
Total net revenue from fixed monthly equipment reimbursements	$796,611	33.2%	$774,979	32.2%

Net revenue from capitated revenue arrangements:
Sleep Health	$21,492	0.9%	$21,407	0.9%
Respiratory Health	42,614	1.8%	44,523	1.9%
Diabetes Health	4,533	0.2%	4,680	0.2%
Wellness at Home	26,799	1.1%	25,503	1.1%
Total net revenue from capitated revenue arrangements	$95,438	4.0%	$96,113	4.1%

Total net revenue:
Sleep Health	$1,005,876	41.9%	$992,693	41.3%
Respiratory Health	512,927	21.4%	485,828	20.2%
Diabetes Health	433,880	18.1%	443,117	18.4%
Wellness at Home	445,885	18.6%	482,692	20.1%
Total net revenue	$2,398,568	100.0%	$2,404,330	100.0%

Results of Operations
Comparison of Three Months Ended September 30, 2025 and Three Months Ended September 30, 2024.
The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Net revenue	$820,314	100.0%	$805,858	100.0%	$14,456	1.8%
Costs and expenses:
Cost of net revenue (a)	658,372	80.3%	643,795	79.9%	14,577	2.3%
General and administrative expenses (a)	90,111	11.0%	87,313	10.8%	2,798	3.2%
Depreciation and amortization, excluding patient equipment depreciation	10,101	1.2%	11,263	1.4%	(1,162)	(10.3)%
Goodwill impairment	—	—%	—	—%	—	—%
Total costs and expenses	758,584	92.5%	742,371	92.1%	16,213	2.2%
Gain on sale of businesses	—	—%	—	—%	—	100.0%
Operating income	61,730	7.5%	63,487	7.9%	(1,757)	(2.8)%
Interest expense, net	25,380	3.1%	31,429	3.9%	(6,049)	(19.2)%
Loss on extinguishment of debt	—	—%	2,273	0.3%	(2,273)	(100.0)%
Change in fair value of warrant liability	—	—%	(2,243)	(0.3)%	2,243	(100.0)%
Income before income taxes	36,350	4.4%	32,028	4.0%	4,322	13.5%
Income tax expense	10,600	1.3%	8,073	1.0%	2,527	31.3%
Net income	25,750	3.1%	23,955	3.0%	1,795	7.5%
Income attributable to noncontrolling interest	1,241	0.1%	1,096	0.1%	145	13.2%
Net income attributable to AdaptHealth Corp.	$24,509	3.0%	$22,859	2.8%	$1,650	7.2%
(a) Certain amounts previously reported within Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 1(f), Reclassifications, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 for additional discussion of such reclassification.
Net Revenue.

Change in Methodology for Reporting Net Revenue Change Drivers

Beginning with the quarter ended September 30, 2025, AdaptHealth has changed how it presents the drivers that contribute to the change in net revenue between periods. AdaptHealth will now present:

(a) Organic revenue: All changes in reported net revenue from the comparable period presented excluding the impacts from acquisition (b) and disposition (c).
(b) Acquisition: The change in net revenue attributable to businesses and/or assets AdaptHealth has owned for less than one year based on the month of acquisition.

(c) Disposition: Net revenue generated in the comparative prior year period from divested product lines, services, and/or businesses for which there is no revenue recognized in the comparative months within the current period presented.

This revised presentation eliminates the “change from non-acquired” driver previously reported. The “change from non-acquired” driver represented the change in net revenue excluding the impact of revenue of businesses and/or assets AdaptHealth owned for less than one year based on the month of acquisition. This revised presentation replaces the “change from non-acquired” driver by separating the unique drivers of change for “dispositions” and “organic ,” where “organic” excludes acquisitions and also excludes the impact of dispositions. Since there is no revenue generated from a divested business subsequent to the date of disposition, the impact to the change in net revenue will exist for only one year from the date of disposition. The “organic” driver measures how AdaptHealth changes organically—that is, within its existing operations using its own resources. The change in net revenue from organic revenue is reported as organic revenue as a percentage of prior period total reported net revenue. As a result of the increased impact on net revenue from recent disposition activity, AdaptHealth believes separating the “organic” and “disposition” drivers provides appropriate visibility into revenue trends and more closely aligns with how management currently evaluates the business subsequent to the increased disposition activity.

This revised presentation has no impact on AdaptHealth's historically reported U.S. GAAP net revenues for any period.
The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended September 30,
	Variance 2025 vs. 2024
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Organic revenue (a)	$41,194	5.1%
Acquisition (b)	7,679	1.0%
Disposition (c)	(34,417)	(4.3)%
Total change in net revenue	$14,456	1.8%
(a) All changes in reported net revenue from the comparable period presented excluding the impacts from acquisition (b) and disposition (c).
(b) The change in net revenue attributable to businesses and/or assets AdaptHealth has owned for less than one year based on the month of acquisition.
(c) Net revenue generated in the comparative prior year period from divested product lines, services, and/or businesses for which there is no revenue recognized in the comparative months within the current period presented.
Net revenue from AdaptHealth's Sleep Health segment increased by $19.0 million, or 5.7%, for the three months ended September 30, 2025 compared to the prior year period, primarily due to an increase in sleep sales revenue primarily from higher patient census from sales of CPAP resupply products. Net revenue from AdaptHealth's Respiratory Health segment increased by $12.8 million, or 7.8%, for the three months ended September 30, 2025 compared to the prior year period, due to higher fixed monthly equipment reimbursements primarily from higher patient census for oxygen equipment products. Net revenue from AdaptHealth's Diabetes Health segment increased by $9.0 million, or 6.4%, for the three months ended September 30, 2025 compared to the prior year period, primarily due to growth in patient census resulting in increased sales of CGM products and insulin pumps and supplies. Net revenue from AdaptHealth's Wellness at Home segment decreased by $26.4 million, or 16.0% for the three months ended September 30, 2025 compared to the prior year period, primarily due to decreased revenues from the disposition of two businesses in the second quarter of 2025 as well as the disposition of certain custom rehab technology assets in the third quarter of 2024, partially offset by increased revenues from HME products and certain other product categories within this segment.

For the three months ended September 30, 2025, net sales revenue comprised 61.7% of total net revenue, compared to 63.4% of total net revenue for the three months ended September 30, 2024. For the three months ended September 30, 2025, net revenue from fixed monthly equipment reimbursements comprised 34.4% of total net revenue, compared to 32.6% of total net revenue for the three months ended September 30, 2024. For the three months ended September 30, 2025, net revenue from capitated revenue arrangements comprised 3.9% of total net revenue, compared to 4.0% of total net revenue for the three months ended September 30, 2024.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$320,485	39.1%	$320,020	39.7%	$465	0.1%
Salaries, labor and benefits	188,006	22.9%	182,649	22.7%	5,357	2.9%
Patient equipment depreciation	87,615	10.7%	79,496	9.9%	8,119	10.2%
Rent and occupancy	18,442	2.2%	17,837	2.2%	605	3.4%
Other operating expenses	43,824	5.4%	43,793	5.4%	31	0.1%
Total cost of net revenue	$658,372	80.3%	$643,795	79.9%	$14,577	2.3%
Certain amounts previously reported within these categories of Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 1(f), Reclassifications, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 for additional discussion of such reclassification.
Cost of net revenue for the three months ended September 30, 2025 and 2024 was $658.4 million and $643.8 million, respectively, an increase of $14.6 million or 2.3%. Costs of products and supplies increased by $0.5 million primarily as a result of product mix as well as general inflationary cost increases, partially offset by slightly lower net sales revenue. Salaries, labor and benefits increased by $5.4 million, primarily due to merit and inflationary increases as well as increases in benefits costs. Patient equipment depreciation increased by $8.1 million, primarily due to accelerated depreciation on certain respiratory equipment resulting from a change in the estimated useful life of the assets, as well as higher fixed monthly equipment reimbursements and higher medical equipment prices.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2025 and 2024 were $90.1 million and $87.3 million respectively, an increase of $2.8 million or 3.2%. This increase is primarily due to higher equity-based compensation and salaries, labor and benefits, partially offset by lower severance charges and legal settlement costs. General and administrative expenses as a percentage of net revenue was 11.0% in the 2025 period, compared to 10.8% in the 2024 period. General and administrative expenses in the 2025 period included $4.6 million of equity-based compensation expense and $5.4 million of other non-recurring expenses, consisting of $1.7 million of consulting expenses associated with a reorganization project, $1.2 million write-off of assets, $0.6 million of consulting expenses associated with asset dispositions, and $1.9 million of other expenses. General and administrative expenses in the 2024 period included less than $0.1 million of equity-based compensation expense and $8.3 million of other non-recurring expenses, consisting of $3.2 million of severance charges (primarily related to the separation of the Company's former President), $2.8 million of consulting expenses associated with systems implementation activities, $2.0 million of consulting expenses associated with asset dispositions, $0.5 million of expenses associated with litigation, partially offset by $0.2 million of other income.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended September 30, 2025 and 2024 was $10.1 million and

$11.3 million, respectively, a decrease of $1.2 million, primarily related to lower intangible amortization expense and lower depreciation from owned delivery vehicles.
Interest Expense, net. Interest expense, net for the three months ended September 30, 2025 and 2024 was $25.4 million and $31.4 million, respectively, a decrease of $6.0 million. Interest expense related to AdaptHealth's credit agreement decreased by $6.5 million in 2025 compared to 2024 as a result of lower interest rates as well as lower average outstanding borrowings in 2025 compared to 2024. This decrease was partially offset by the impact from AdaptHealth's interest rate swap agreements, which reduced interest expense by $0.9 million and $1.6 million in 2025 and 2024, respectively.
Change in Fair Value of Warrant Liability. During the three months ended September 30, 2024, AdaptHealth had outstanding warrants to purchase shares of Common Stock, as discussed in Note 12, Stockholders’ Equity, to the accompanying September 30, 2025 interim consolidated financial statements. These warrants were liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the three months ended September 30, 2024 for the change in the estimated fair value of such liability during such period. These warrants expired on November 8, 2024.
Income Tax Expense. Income tax expense for the three months ended September 30, 2025 and 2024 was $10.6 million and $8.1 million, respectively. Income tax expense on ordinary income increased due to higher pre-tax income.
Comparison of Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024.
The following table summarizes AdaptHealth’s consolidated results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Net revenue	$2,398,568	100.0%	$2,404,330	100.0%	$(5,762)	(0.2)%
Costs and expenses:
Cost of net revenue (a)	1,961,530	81.8%	1,915,447	79.7%	46,083	2.4%
General and administrative expenses (a)	274,401	11.4%	275,717	11.5%	(1,316)	(0.5)%
Depreciation and amortization, excluding patient equipment depreciation	30,710	1.3%	34,023	1.4%	(3,313)	(9.7)%
Goodwill impairment	—	—%	13,078	0.5%	(13,078)	(100.0)%
Total costs and expenses	2,266,641	94.5%	2,238,265	93.1%	28,376	1.3%
Gain on sale of businesses	(32,225)	(1.3)%	—	—%	(32,225)	100.0%
Operating income	164,152	6.8%	166,065	6.9%	(1,913)	(1.2)%
Interest expense, net	81,312	3.3%	96,939	4.0%	(15,627)	(16.1)%
Loss on extinguishment of debt	—	—%	2,273	0.1%	(2,273)	(100.0)%
Change in fair value of warrant liability	—	—%	(1,800)	(0.1)%	1,800	(100.0)%
Other loss	—	—%	3,345	0.1%	(3,345)	(100.0)%
Income before income taxes	82,840	3.5%	65,308	2.7%	17,532	26.8%
Income tax expense	47,341	2.0%	21,931	0.9%	25,410	115.9%
Net income	35,499	1.5%	43,377	1.8%	(7,878)	(18.2)%
Income attributable to noncontrolling interest	3,523	0.2%	3,217	0.1%	306	9.5%
Net income attributable to AdaptHealth Corp.	$31,976	1.3%	$40,160	1.7%	$(8,184)	(20.4)%
(a) Certain amounts previously reported within Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 1(f), Reclassifications, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 for additional discussion of such reclassification.
Net Revenue.
Change in Methodology for Reporting Net Revenue Change Drivers

Beginning with the quarter ended September 30, 2025, AdaptHealth has changed how it presents the drivers that contribute to the change in net revenue between periods. AdaptHealth will now present:

(a) Organic revenue: All changes in reported net revenue from the comparable period presented excluding the impacts from acquisition (b) and disposition (c).
(b) Acquisition: The change in net revenue attributable to businesses and/or assets AdaptHealth has owned for less than one year based on the month of acquisition.
(c) Disposition: Net revenue generated in the comparative prior year period from divested product lines, services, and/or businesses for which there is no revenue recognized in the comparative months within the current period presented.

This revised presentation eliminates the “change from non-acquired” driver previously reported. The “change from non-acquired” driver represented the change in net revenue excluding the impact of revenue of businesses and/or assets AdaptHealth owned for less than one year based on the month of acquisition. This revised presentation replaces the “change from non-acquired” driver by separating the unique drivers of change for “dispositions” and “organic ,” where “organic” excludes acquisitions and also excludes the impact of dispositions. Since there is no revenue generated from a divested business subsequent to the date of disposition, the impact to the change in net revenue will exist for only one year from the date of disposition. The “organic” driver measures how AdaptHealth changes organically—that is, within its existing operations using its own resources. The change in net revenue from organic revenue is reported as organic revenue as a percentage of prior period total reported net revenue. As a result of the increased impact on net revenue from recent disposition activity, AdaptHealth believes separating the “organic” and “disposition” drivers provides appropriate visibility into revenue trends and more closely aligns with how management currently evaluates the business subsequent to the increased disposition activity.

This revised presentation has no impact on AdaptHealth's historically reported U.S. GAAP net revenues for any period.
The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Nine Months Ended September 30,
	Variance 2025 vs. 2024
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Organic revenue (a)	$42,259	1.8%
Acquisition (b)	12,564	0.5%
Disposition (c)	$(60,585)	(2.5)%
Total change in net revenue	$(5,762)	(0.2)%
(a) All changes in reported net revenue from the comparable period presented excluding the impacts from acquisition (b) and disposition (c).
(b) The change in net revenue attributable to businesses and/or assets AdaptHealth has owned for less than one year based on the month of acquisition.
(c) Net revenue generated in the comparative prior year period from divested product lines, services, and/or businesses for which there is no revenue recognized in the comparative months within the current period presented.

Net revenue from AdaptHealth's Sleep Health segment increased by $13.2 million, or 1.3%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to an increase in sleep sales revenue primarily from higher patient census from sales of CPAP resupply products, partially offset by a decrease in net revenue from fixed monthly equipment reimbursements from lower sleep rental products and related supplies. Net revenue from AdaptHealth's Respiratory Health segment increased by $27.1 million, or 5.6%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to higher fixed monthly equipment reimbursements primarily from higher patient census for oxygen equipment products. Net revenue from AdaptHealth's Diabetes Health segment decreased by $9.2 million, or 2.1%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to a shift in payor mix from commercial insurance to government payors, partially offset by growth in patient census for CGM products and insulin pumps and supplies. Net revenue from AdaptHealth's Wellness at Home segment decreased by $36.8 million, or 7.6% for the nine months ended September 30, 2025 compared to the prior year period, primarily due to decreased revenues from the disposition of two businesses in the second quarter of 2025 as well as the disposition of certain custom rehab technology assets in the third quarter of 2024, partially offset by increased revenues from HME products and certain other product categories within this segment.
For the nine months ended September 30, 2025, net sales revenue comprised 62.8% of total net revenue, compared to 63.7% of total net revenue for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, net revenue from fixed monthly equipment reimbursements comprised 33.2% of total net revenue, compared to 32.2% of total net revenue for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, net revenue from capitated revenue arrangements comprised 4.0% of total net revenue, compared to 4.1% of total net revenue for the nine months ended September 30, 2024.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$965,114	40.2%	$949,885	39.5%	$15,229	1.6%
Salaries, labor and benefits	556,374	23.2%	541,363	22.5%	15,011	2.8%
Patient equipment depreciation	253,711	10.6%	240,774	10.0%	12,937	5.4%
Rent and occupancy	56,270	2.3%	53,981	2.2%	2,289	4.2%
Other operating expenses	130,061	5.5%	129,444	5.5%	617	0.5%
Total cost of net revenue	$1,961,530	81.8%	$1,915,447	79.7%	$46,083	2.4%
Certain amounts previously reported within these categories of Cost of net revenue have been reclassified to General and administrative expenses in order to conform to the current year presentation. See Note 1(f), Reclassifications, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 for additional discussion of such reclassification.
Cost of net revenue for the nine months ended September 30, 2025 and 2024 was $1,961.5 million and $1,915.4 million, respectively, an increase of $46.1 million or 2.4%. Costs of products and supplies increased by $15.2 million primarily as a result of product mix and general inflationary cost increases, partially offset by lower net sales revenue. The increase in cost of products and supplies was also attributable to the benefit received in the nine months ended September 30, 2024 related to credits received from a supplier related to certain product recalls which were recognized as a reduction to the cost of products and supplies. Salaries, labor and benefits increased by $15.0 million, primarily due to merit and inflationary increases as well as increases in benefits costs. Patient equipment depreciation increased by $12.9 million, primarily due to accelerated depreciation on certain respiratory equipment resulting from a change in the estimated useful life of the assets, as well as higher fixed monthly equipment reimbursements and higher medical equipment prices.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2025 and 2024 were $274.4 million and $275.7 million, respectively, a decrease of $1.3 million or 0.5%. This decrease is primarily due to lower salaries, labor and benefits, severance charges, and consulting costs, partially offset by higher equity-based compensation and software costs. General and administrative expenses as a percentage of net revenue was 11.4% in the 2025 period, compared to 11.5% in the 2024 period. General and administrative expenses in the 2025 period included $13.2 million of equity-based compensation expense and $20.2 million of other non-recurring expenses, consisting of $9.8 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees on the sales of businesses), $2.2 million of consulting expenses associated with systems implementation activities, $1.7 million of consulting expenses associated with a reorganization project, $1.4 million of transaction costs associated with acquisitions, $1.2 million write-off of assets, and $3.9 million of other expenses. General and administrative expenses in the 2024 period included $7.2 million of equity-based compensation expense and $21.0 million of other non-recurring expenses, consisting of $9.7 million of consulting expenses associated with systems implementation activities, $3.3 million of expenses associated with litigation, $3.2 million of severance charges (primarily related to the separation of the Company's former President), $2.9 million of consulting expenses associated with asset dispositions, and $1.9 million of other expenses.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the nine months ended September 30, 2025 and 2024 was $30.7 million and $34.0 million, respectively, a decrease of $3.3 million, primarily related to lower intangible amortization expense and lower depreciation from owned delivery vehicles.
Goodwill Impairment. The goodwill impairment charge for the nine months ended September 30, 2024 relates to an immaterial business disposal during 2024.
Gain on sale of businesses. The gain on sale of businesses for the nine months ended September 30, 2025 relates to the disposition of two businesses within AdaptHealth's Wellness at Home segment. See Note 4, Disposals, for additional information.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2025 and 2024 was $81.3 million and $96.9 million, respectively, a decrease of $15.6 million. Interest expense related to AdaptHealth's credit agreement decreased by $18.7 million in 2025 compared to 2024 as a result of lower interest rates as well as lower average outstanding borrowings in 2025 compared to 2024. This decrease was partially offset by an increase of $0.5 million related to AdaptHealth's finance leases in 2025 compared to 2024. In addition, the impact from AdaptHealth's interest rate swap agreements reduced interest expense by $2.7 million and $4.8 million in 2025 and 2024, respectively.
Change in Fair Value of Warrant Liability. During the nine months ended September 30, 2024, AdaptHealth had outstanding warrants to purchase shares of Common Stock, as discussed in Note 12, Stockholders’ Equity, to the accompanying September 30, 2025 interim consolidated financial statements. These warrants were liability-classified, and the change in fair value of the warrant liability represents a non-cash gain in the nine months ended June 30, 2024 for the change in the estimated fair value of such liability during such period. These warrants expired on November 8, 2024.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2024 consisted of lender fees and the write-off of unamortized deferred financing costs in connection with AdaptHealth refinancing its credit facility in 2024.
Other Loss. Other loss for the nine months ended September 30, 2024 consisted of a pre-tax expense of $2.4 million for the change in fair value of shares of AdaptHealth's Common Stock that were issued in July 2024 following final court approval of the settlement of a previously disclosed securities class action lawsuit, as well as an expense of $0.9 million to settle a shareholder derivative complaint.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2025 and 2024 was $47.3 million and $21.9 million, respectively. Income tax expense on ordinary income decreased due to lower pre-tax income, net of gains recognized on the disposition of two businesses within the Wellness at Home segment. Additionally, for the nine months ended September 30, 2025, AdaptHealth recognized a $27.4 million discrete income tax expense related to the dispositions. See Note 4, Disposals, for additional details.

Organic Revenue
AdaptHealth uses organic revenue (as defined below), which is a financial measure that is not in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, to analyze its financial results and believes that it is useful to investors, as a supplement to U.S. GAAP measures. The change in net revenue from organic revenue is reported as organic revenue as a percentage of prior period total reported net revenue. Management believes organic revenue is meaningful to investors as it provides appropriate visibility into how AdaptHealth changes organically—that is, within its existing operations using its own resources.
Organic revenue is defined as all changes in reported net revenues from the comparable period presented, excluding:
•increases in net revenue in the current period from acquisitions attributable to businesses and/or assets AdaptHealth has owned for less than one year based on the month of acquisition (“Acquisition”); and
•decreases in net revenue from dispositions existing in the prior period from divested product lines, services, and/or businesses for which there is no revenue recognized in the current period (“Disposition”).
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
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity-based compensation expense, change in fair value of the warrant liability, goodwill impairment, loss on extinguishment of debt, litigation settlement expense, gain on sale of businesses, and certain other non-recurring items of expense or income.
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

The following unaudited table presents the reconciliation of net income attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA, and the reconciliation of net income attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net income attributable to AdaptHealth Corp.	$24,509	3.0%	$22,859	2.8%
Income attributable to noncontrolling interest	1,241	0.2%	1,096	0.1%
Interest expense, net	25,380	3.1%	31,429	3.9%
Income tax expense	10,600	1.3%	8,073	1.0%
Depreciation and amortization, including patient equipment depreciation	97,716	11.9%	90,759	11.3%
EBITDA	159,446	19.5%	154,216	19.1%
Equity-based compensation expense (a)	5,311	0.6%	863	0.1%
Change in fair value of warrant liability (b)	—	—%	(2,243)	(0.3)%
Loss on extinguishment of debt (c)	—	—%	2,273	0.3%
Other non-recurring expenses, net (d)	5,299	0.6%	9,148	1.2%
Adjusted EBITDA	$170,056	20.7%	$164,257	20.4%
Adjusted EBITDA Margin		20.7%		20.4%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents a non-cash gain for the change in the estimated fair value of the warrant liability. See Note 12, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 for additional discussion of such non-cash gain. These warrants expired on November 8, 2024.
(c)Represents lender fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement.
(d)The 2025 period consists of $1.7 million of consulting expenses associated with a reorganization project, $1.2 million write-off of assets, $0.6 million of consulting expenses associated with asset dispositions, and $1.8 million of other non-recurring expenses. The 2024 period consists of $3.3 million of severance charges (primarily related to the separation of the Company's former President), $2.8 million of consulting expenses associated with systems implementation activities, $2.0 million of consulting expenses associated with asset dispositions, $0.5 million of expenses associated with litigation, and a $1.1 million write-down of assets, partially offset by $0.6 million of other net non-recurring income.

The following unaudited table presents the reconciliation of net income attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA, and the reconciliation of net income attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net income attributable to AdaptHealth Corp.	$31,976	1.3%	$40,160	1.7%
Income attributable to noncontrolling interest	3,523	0.1%	3,217	0.1%
Interest expense, net	81,312	3.5%	96,939	4.0%
Income tax expense	47,341	2.0%	21,931	0.9%
Depreciation and amortization, including patient equipment depreciation	284,421	11.8%	274,797	11.5%
EBITDA	448,573	18.7%	437,044	18.2%
Equity-based compensation expense (a)	16,738	0.7%	10,614	0.4%
Change in fair value of warrant liability (b)	—	—%	(1,800)	(0.1)%
Goodwill impairment (c)	—	—%	13,078	0.5%
Loss on extinguishment of debt (d)	—	—%	2,273	0.1%
Litigation settlement expense (e)	—	—%	3,345	0.1%
Gain on sale of businesses (f)	(32,225)	(1.3)%	—	—%
Other non-recurring expenses, net (g)	20,452	0.8%	23,503	1.1%
Adjusted EBITDA	$453,538	18.9%	$488,057	20.3%
Adjusted EBITDA Margin		18.9%		20.3%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents a non-cash gain for the change in the estimated fair value of the warrant liability. See Note 12, Stockholders’ Equity, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 for additional discussion of such non-cash gain. These warrants expired on November 8, 2024.
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
(f)Represents pre-tax gains associated with the dispositions of two businesses within the Company's Wellness at Home segment. See Note 4, Disposals, for additional discussion of such gains.
(g)The 2025 period consists of $9.8 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $2.3 million of consulting expenses associated with systems implementation activities, $1.7 million of consulting expenses associated with a reorganization project, $1.4 million of transaction costs associated with acquisitions, $1.2 million write-off of assets, and $4.1 million of other non-recurring expenses. The 2024 period consists of $9.7 million of consulting expenses associated with systems implementation activities, $3.3 million of severance charges (primarily related to the separation of the Company's former President), $3.3 million of expenses associated with litigation, $2.9 million of consulting expenses associated with asset dispositions, $2.7 million write-down of assets, and $1.6 million of other non-recurring expenses.
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
Comparison of Three Months Ended September 30, 2025 and Three Months Ended September 30, 2024.
The following table summarizes the performance of the Company’s reportable segments for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
(in thousands)	Net Revenue	Adjusted EBITDA	Net Revenue	Adjusted EBITDA
	(Unaudited)
Sleep Health	$354,836	$84,488	$335,804	$86,527
Respiratory Health	176,996	55,052	164,179	47,447
Diabetes Health	150,075	10,034	141,072	7,311
Wellness at Home	138,407	20,482	164,803	22,972
Consolidated Totals (a)	$820,314	$170,056	$805,858	$164,257
(a)     See Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 for a reconciliation of consolidated Adjusted EBITDA to consolidated income before income taxes.

Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the three months ended September 30, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended September 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$354,836	$335,804	$19,032	5.7%
Less:
Cost of products and supplies (1)	115,602	106,327	9,275	8.7%
Labor cost (1)	86,410	79,612	6,798	8.5%
Other operating expenses (1)	34,442	32,098	2,344	7.3%
Other segment items (2)	33,894	31,240	2,654	8.5%
Adjusted EBITDA	84,488	86,527	(2,039)	(2.4)%
Adjusted EBITDA Margin	23.8%	25.8%

Patient equipment depreciation	$38,251	$39,584	$(1,333)	(3.4)%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Sleep Health segment increased by $19.0 million, or 5.7%, for the three months ended September 30, 2025 compared to the prior year period, primarily due to an increase in sleep sales revenue primarily from higher patient census from sales of CPAP resupply products.
Adjusted EBITDA
Adjusted EBITDA from the Sleep Health segment decreased by $2.0 million or 2.4%, for the three months ended September 30, 2025 compared to the prior year period, primarily due to increased costs and expenses, partially offset by higher net revenue (as discussed above). The increase in the cost of products and supplies was primarily driven by increased sales of CPAP resupply products as well as general inflationary cost increases. The increase in labor cost was primarily due to merit and inflationary increases as well as increases in benefits costs. The increase in other operating expenses was primarily due to higher distribution expenses and software costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.

Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the three months ended September 30, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended September 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$176,996	$164,179	$12,817	7.8%
Less:
Cost of products and supplies (1)	32,722	31,689	1,033	3.3%
Labor cost (1)	56,426	53,867	2,559	4.8%
Other operating expenses (1)	15,565	15,180	385	2.5%
Other segment items (2)	17,231	15,996	1,235	7.7%
Adjusted EBITDA	55,052	47,447	7,605	16.0%
Adjusted EBITDA Margin	31.1%	28.9%

Patient equipment depreciation	$35,885	$24,486	$11,399	46.6%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Respiratory Health segment increased by $12.8 million, or 7.8%, for the three months ended September 30, 2025 compared to the prior year period, due to higher fixed monthly equipment reimbursements primarily from higher patient census for oxygen equipment products.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment increased by $7.6 million or 16.0%, for the three months ended September 30, 2025 compared to the prior year period, due to higher net revenue (as discussed above), partially offset by increased costs and expenses. The increase in cost of products and supplies was primarily due to higher patient census for oxygen equipment products as well as general inflationary cost increases. The increase in labor cost was primarily due to merit and inflationary increases as well as increases in benefits costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.

Diabetes Health Segment
The following table summarizes the Diabetes Health segment’s performance for the three months ended September 30, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended September 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$150,075	$141,072	$9,003	6.4%
Less:
Cost of products and supplies (1)	110,497	104,703	5,794	5.5%
Labor cost (1)	12,860	11,727	1,133	9.7%
Other operating expenses (1)	2,090	1,726	364	21.1%
Other segment items (2)	14,594	15,605	(1,011)	(6.5)%
Adjusted EBITDA	10,034	7,311	2,723	37.2%
Adjusted EBITDA Margin	6.7%	5.2%

Patient equipment depreciation	$2,391	$2,022	$369	18.2%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Diabetes Health segment increased by $9.0 million, or 6.4%, for the three months ended September 30, 2025 compared to the prior year period, primarily due to growth in patient census resulting in increased sales of CGM products and insulin pumps and supplies.
Adjusted EBITDA
Adjusted EBITDA from the Diabetes Health segment increased by $2.7 million or 37.2%, for the three months ended September 30, 2025 compared to the prior year period, due to higher net revenue (as discussed above), partially offset by increased costs and expenses. The increase in the cost of products and supplies was primarily due to growth in CGM patient census and general inflationary cost increases. The increase in labor cost was primarily due to merit and inflationary increases as well as increases in benefits costs. The increase in other operating expenses was primarily due to higher distribution expenses and software costs, partially offset by lower rent and occupancy costs. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.

Wellness at Home Segment
The following table summarizes the Wellness at Home segment’s performance for the three months ended September 30, 2025 and 2024:

			Increase/(Decrease)
	Three Months Ended September 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$138,407	$164,803	$(26,396)	(16.0)%
Less:
Cost of products and supplies (1)	61,664	77,301	(15,637)	(20.2)%
Labor cost (1)	31,624	36,558	(4,934)	(13.5)%
Other operating expenses (1)	10,244	11,781	(1,537)	(13.0)%
Other segment items (2)	14,393	16,191	(1,798)	(11.1)%
Adjusted EBITDA	20,482	22,972	(2,490)	(10.8)%
Adjusted EBITDA Margin	14.8%	13.9%

Patient equipment depreciation	$11,088	$13,404	$(2,316)	(17.3)%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Wellness at Home segment decreased by $26.4 million, or 16.0%, for the three months ended September 30, 2025 compared to the prior year period, primarily due to decreased revenues from the disposition of two businesses in the second quarter of 2025 as well as the disposition of certain custom rehab technology assets in the third quarter of 2024, partially offset by increased revenues from HME products and certain other product categories within this segment.
Adjusted EBITDA
Adjusted EBITDA from the Wellness at Home segment decreased by $2.5 million or 10.8%, for the three months ended September 30, 2025 compared to the prior year period, due to lower net revenue (as discussed above), partially offset by lower costs and expenses. The decrease in total costs and expenses is primarily due to the disposition of two businesses in the second quarter of 2025, and to a lesser extent, the disposition of certain custom rehab technology assets in the third quarter of 2024.
Comparison of Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024.
The following table summarizes the performance of the Company’s reportable segments for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
(in thousands)	Net Revenue	Adjusted EBITDA	Net Revenue	Adjusted EBITDA
	(Unaudited)
Sleep Health	$1,005,876	$228,889	$992,693	$246,698
Respiratory Health	512,927	149,491	485,828	149,116
Diabetes Health	433,880	21,974	443,117	38,658
Wellness at Home	445,885	53,184	482,692	53,585
Consolidated Totals (a)	$2,398,568	$453,538	$2,404,330	$488,057
(a)     See Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 for a reconciliation of consolidated Adjusted EBITDA to consolidated income before income taxes.
Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the nine months ended September 30, 2025 and 2024:

			Increase/(Decrease)
	Nine Months Ended September 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$1,005,876	$992,693	$13,183	1.3%
Less:
Cost of products and supplies (1)	329,664	315,829	13,835	4.4%
Labor cost (1)	248,507	236,079	12,428	5.3%
Other operating expenses (1)	99,921	96,022	3,899	4.1%
Other segment items (2)	98,895	98,065	830	0.8%
Adjusted EBITDA	228,889	246,698	(17,809)	(7.2)%
Adjusted EBITDA Margin	22.8%	24.9%

Patient equipment depreciation	$115,048	$124,514	$(9,466)	(7.6)%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Sleep Health segment increased by $13.2 million, or 1.3%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to an increase in sleep sales revenue primarily from higher patient census from sales of CPAP resupply products, partially offset by a decrease in net revenue from fixed monthly equipment reimbursements from lower sleep rental products and related supplies.

Adjusted EBITDA
Adjusted EBITDA from the Sleep Health segment decreased by $17.8 million or 7.2%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to increased costs and expenses, partially offset by higher net revenue (as discussed above). The increase in the cost of products and supplies was primarily due to an increase in sales revenue and general inflationary cost increases. The increase in labor cost was primarily due to merit and inflationary increases as well as increases in benefits costs. The increase in other operating expenses was primarily due to higher distribution expenses and software costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the nine months ended September 30, 2025 and 2024:

			Increase/(Decrease)
	Nine Months Ended September 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$512,927	$485,828	$27,099	5.6%
Less:
Cost of products and supplies (1)	98,493	88,916	9,577	10.8%
Labor cost (1)	166,979	155,520	11,459	7.4%
Other operating expenses (1)	45,714	40,936	4,778	11.7%
Other segment items (2)	52,250	51,340	910	1.8%
Adjusted EBITDA	149,491	149,116	375	0.3%
Adjusted EBITDA Margin	29.1%	30.7%

Patient equipment depreciation	$96,801	$68,301	$28,500	41.7%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Respiratory Health segment increased by $27.1 million, or 5.6%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to higher fixed monthly equipment reimbursements primarily from higher patient census for oxygen equipment products.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment increased by $0.4 million or 0.3%, for the nine months ended September 30, 2025 compared to the prior year period, due to higher net revenue (as discussed above), offset by increased costs and expenses. The increase in cost of products and supplies was primarily due to the benefit received in the nine months ended September 30, 2024 related to credits received from a supplier related to certain product recalls which were recognized as a reduction to the cost of products and supplies, as well as higher patient census for oxygen equipment products and general inflationary cost increases. The increase in labor cost was primarily due to merit and inflationary increases as well as increases in benefits costs. The increase in other operating expenses was primarily due to higher distribution expenses and software costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Diabetes Health Segment
The following table summarizes the Diabetes Health segment’s performance for the nine months ended September 30, 2025 and 2024:

			Increase/(Decrease)
	Nine Months Ended September 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$433,880	$443,117	$(9,237)	(2.1)%
Less:
Cost of products and supplies (1)	323,992	312,523	11,469	3.7%
Labor cost (1)	38,947	37,666	1,281	3.4%
Other operating expenses (1)	6,034	7,719	(1,685)	(21.8)%
Other segment items (2)	42,933	46,551	(3,618)	(7.8)%
Adjusted EBITDA	21,974	38,658	(16,684)	(43.2)%
Adjusted EBITDA Margin	5.1%	8.7%

Patient equipment depreciation	$6,961	$5,978	$983	16.4%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Diabetes Health segment decreased by $9.2 million, or 2.1%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to a shift in payor mix from commercial insurance to government payors, partially offset by growth in patient census for CGM products and insulin pumps and supplies.
Adjusted EBITDA
Adjusted EBITDA from the Diabetes Health segment decreased by $16.7 million or 43.2%, for the nine months ended September 30, 2025 compared to the prior year period, due to lower net revenue (as discussed above), and to a lesser extent, increased costs and expenses. The increase in the cost of products and supplies was primarily due to payor mix and general inflationary cost increases, and to a lesser extent, the growth in CGM patient census. The increase in labor cost was primarily due to merit and inflationary increases as well as increases in benefits costs. The decrease in other operating expenses was primarily due to lower rent and occupancy costs, partially offset by higher distribution expenses and software costs. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.

Wellness at Home Segment
The following table summarizes the Wellness at Home segment’s performance for the nine months ended September 30, 2025 and 2024:

			Increase/(Decrease)
	Nine Months Ended September 30,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
	(Unaudited)
Net revenue	$445,885	$482,692	$(36,807)	(7.6)%
Less:
Cost of products and supplies (1)	212,965	232,617	(19,652)	(8.4)%
Labor cost (1)	98,418	108,693	(10,275)	(9.5)%
Other operating expenses (1)	34,589	36,283	(1,694)	(4.7)%
Other segment items (2)	46,729	51,514	(4,785)	(9.3)%
Adjusted EBITDA	53,184	53,585	(401)	(0.7)%
Adjusted EBITDA Margin	11.9%	11.1%

Patient equipment depreciation	$34,901	$41,981	$(7,080)	(16.9)%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Wellness at Home segment decreased by $36.8 million, or 7.6%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to decreased revenues from the disposition of two businesses in the second quarter of 2025 as well as the disposition of certain custom rehab technology assets in the third quarter of 2024, partially offset by increased revenues from HME products and certain other product categories within this segment.
Adjusted EBITDA
Adjusted EBITDA from the Wellness at Home segment decreased by $0.4 million or 0.7%, for the nine months ended September 30, 2025 compared to the prior year period, due to lower net revenue (as discussed above), offset by lower costs and expenses. The decrease in total costs and expenses is primarily due to the disposition of two businesses in the second quarter of 2025, and to a lesser extent, the disposition of certain custom rehab technology assets in the third quarter of 2024.
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
As of September 30, 2025, AdaptHealth had $80.4 million of cash.
In September 2024, AdaptHealth entered into an amendment to its existing credit agreement (as amended, the "2024 Credit Agreement"). The 2024 Credit Agreement included a $650 million term loan (the “2024 Term Loan”) and $300 million in revolving credit commitments with a $55 million letter of credit sublimit (the “2024 Revolver”, and together with the 2024 Term Loan, the "2024 Credit Facility"). The 2024 Credit Facility matures in September 2029. However, if the 6.125% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2027, then the 2024 Credit Facility will mature on May 1, 2028; and, if the 4.625% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2028, then the 2024 Credit Facility will mature on May 1, 2029. As of September 30, 2025, the outstanding borrowing under the 2024 Term Loan requires quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance is due in September 2029. During the nine months ended September 30, 2025, AdaptHealth made voluntary repayments on the 2024 Term Loan totaling $212.8 million. At September 30, 2025, there was $325.0 million outstanding under the 2024 Term Loan. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. At September 30, 2025, there was $26.3 million outstanding under letters of credit. As of the date of this filing, there were no outstanding borrowings under the 2024 Revolver. At September 30, 2025, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount AdaptHealth could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $273.7 million.
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
Under the 2024 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the 2024 Credit Agreement as of September 30, 2025.
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
At September 30, 2025, AdaptHealth LLC had $1,450.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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
In July 2020, AdaptHealth LLC issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the “6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year. The 6.125% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2025 is 101.021% and (ii) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
On July 4, 2025, the President signed the One Big Beautiful Bill Act (the "OBBBA") into law. The tax law changes under the OBBBA reduced AdaptHealth’s 2025 estimated cash income tax liability, resulting in a $32.7 million current income tax receivable, which is included in prepaid and other current assets in the accompanying consolidated balance sheets as of September 30, 2025. The majority of AdaptHealth’s income tax receivable relates to federal and state corporate income tax refunds which are expected to be received in 2026.

As of September 30, 2025 and December 31, 2024, AdaptHealth had working capital of $54.1 million and $188.8 million, respectively. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.
Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
	(Unaudited)
Net cash provided by operating activities	$418,587	$391,424
Net cash used in investing activities	(178,722)	(223,403)
Net cash used in financing activities	(269,255)	(144,973)
Net (decrease) increase in cash	(29,390)	23,048
Cash at beginning of period	109,747	77,132
Cash at end of period	$80,357	$100,180
Net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 was $418.6 million and $391.4 million, respectively, an increase of $27.2 million. The increase was the result of a $7.9 million reduction in net income, a net increase of $4.4 million in non-cash charges, primarily from depreciation and amortization, deferred income taxes, and the reduction in the carrying amount of operating and finance lease right-of-use assets, and a net $30.7 million increase resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $178.7 million and $223.4 million, respectively. The net use of funds in the 2025 period primarily consisted of $278.5 million for equipment and other fixed asset purchases and $18.6 million for business acquisitions, partially offset by $117.2 million of proceeds from the sale of businesses. The use of funds in the 2024 period consisted of $228.7 million for equipment and other fixed asset purchases, partially offset by $5.3 million of proceeds from the sale of assets.
Net cash used in financing activities for the nine months ended September 30, 2025 and 2024 was $269.3 million and $145.0 million, respectively. Net cash used in financing activities for the 2025 period primarily consisted of repayments of $237.2 million on long-term debt and finance lease liabilities, payments of $25.0 million in connection with the Company's liability relating to the TRA, a payment of $5.4 million for a distribution to the noncontrolling interest, and payments of $2.6 million for tax withholdings associated with equity-based compensation, partially offset by proceeds of $1.2 million in connection with the employee stock purchase plan. Net cash used in financing activities for the 2024 period consisted of repayments of $381.7 million on long-term debt (primarily in connection with the refinancing of the Company's credit agreement) and finance lease liabilities, payments of $6.4 million for debt issuance costs, payments of $5.3 million for contingent consideration and deferred purchase price in connection with acquisitions, a payment of $3.5 million for a distribution to the noncontrolling interest, payments of $1.8 million for tax withholdings associated with equity-based compensation, and payments of $1.4 million in connection with the Company's liability relating to the TRA, offset by borrowings on long-term debt and lines of credit of $253.5 million, proceeds of $1.0 million in connection with the employee stock purchase plan, and proceeds of $0.7 million relating to stock option exercises.

Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
	(Unaudited)
Net cash provided by operating activities	$161,066	$144,405	$418,587	$391,424
Purchases of equipment and other fixed assets	(94,242)	(59,556)	(278,492)	(228,719)
Free cash flow	$66,824	$84,849	$140,095	$162,705
Free cash flow was $66.8 million for the three months ended September 30, 2025 compared to $84.8 million for the three months ended September 30, 2024. The decrease in free cash flow was due to an increase in, and timing of, purchases of patient medical equipment for operating requirements, partially offset by higher net cash provided by operating activities, primarily due to a net increase in the cash provided from operating assets and liabilities related to accounts receivable, inventory and accounts payable and accrued expenses. Free cash flow during the three months ended September 30, 2024 was positively impacted by cash collections of accounts receivable from certain pending claims related to the Change Healthcare cybersecurity incident (as previously disclosed).
Free cash flow was $140.1 million for the nine months ended September 30, 2025 compared to $162.7 million for the nine months ended September 30, 2024. The decrease in free cash flow was due to an increase in, and timing of, purchases of patient medical equipment for operating requirements, partially offset by higher net cash provided by operating activities, primarily due to a net increase in the cash provided from operating assets and liabilities related to accounts receivable, inventory and accounts payable and accrued expenses. During the nine months ended September 30, 2024, free cash flow was positively impacted by AdaptHealth's participation in the Optum Temporary Funding Assistance Program (as previously disclosed).
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
Commitments and Contingencies
From time to time and in the normal course of business, the Company is subject to loss contingencies, arising from legal proceedings, claims, and governmental and other investigations under or with respect to various governmental programs and state and federal laws relating to its business, including as a result of or following acquisitions and other business activities, that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If there is no probable estimate within a range of reasonably possible outcomes, the Company’s policy is to record at the low end of the range of such reasonably possible outcomes. Judgment is required to determine both probability and the estimated amount. The Company reviews its accruals at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations or proceedings, except as disclosed. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial condition or results of operations. However, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings, claims and investigations are inherently uncertain, and material adverse outcomes are possible. Professional legal fees associated with any such legal proceedings, claims and investigations are expensed as they are incurred.
On May 2, 2022, the U.S. Attorney’s Office for the Southern District of New York ("SDNY") issued a civil investigative demand to a subsidiary of the Company, pursuant to the False Claims Act, 31 U.S.C. § 3733 ("FCA") regarding whether the subsidiary submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for ventilators provided to patients from January 1, 2015 to the present. The Company has fully cooperated with the investigation. In August 2025, U.S. Attorney's Office for the SDNY informed the Company that, based on available information, they do not presently intend to pursue FCA claims against the Company.
On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs (the "Allegheny Lead Plaintiffs"). On May 14, 2024, Allegheny Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. The Allegheny Lead Plaintiffs filed their opposition brief on October 1, 2024, and defendants filed their reply brief on November 15, 2024. On May 28, 2025, the parties jointly filed a letter requesting that the Court hold the motion to dismiss in abeyance pending the outcome of a private mediation between the parties. On October 8, 2025, the parties attended a private mediation. On October 24, 2025, after subsequent settlement discussions, the parties jointly filed a letter informing the Court that the parties had reached an agreement in principle to settle the litigation and requesting until November 24, 2025 to negotiate the formal settlement agreement and file a preliminary approval motion.

The settlement is expected to consist of a cash payment by the Company which will primarily be funded by the Company’s insurance carriers, and is subject to preliminary and final Court approval and other customary closing conditions. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.
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
On June 24, 2025, a putative shareholder of the Company, Blake T. Myers, filed against the Company a complaint in the Court of Chancery of the State of Delaware seeking to compel an inspection of books and records under 8 Del. C. § 220 (“Section 220”) (as to the complaint, the “Myers Section 220 Complaint”; as to the action, the “Myers Section 220 Action”). The Myers Section 220 Complaint asserts the putative shareholder’s right to inspect certain corporate books and records relevant to the issues in the Allegheny County Consolidated Class Action for the purported purposes of (i) investigating potential wrongdoing by the current and/or former members of the Board and the Company’s current and/or former executive officers, (ii) supporting appropriate action in the event current and/or former directors or executive officers did not properly discharge their fiduciary duties, and (iii) evaluating whether members of the current Board have a conflict of interest such that making a demand upon the Board to bring a derivative action on behalf of the Company would be futile.
On July 1, 2025, the parties to the Myers Section 220 Action met and conferred regarding a mutually agreeable resolution to obviate the need for litigation and agreed that a thirty-day window to continue negotiations was appropriate. On July 2, 2025, putative shareholder Myers filed a letter to the Court requesting upcoming deadlines to be extended through August 1, 2025. The Court granted the requested extension on July 8, 2025. On July 31, 2025, Myers filed a letter to the Court requesting upcoming deadlines be extended through August 31, 2025, which the Court granted on August 5, 2025. On September 3, 2025, Myers filed a letter to the Court requesting upcoming deadlines be extended through October 3, 2025. On September 26, 2025, the Company completed its production to Myers. On October 3, 2025, Myers filed a letter to the Court requesting additional time for the parties to confer about the Company’s production and offering to provide a subsequent update to the Court on November 3, 2025. On October 6, 2025, the Court stayed the action pending any further requests of the parties. On November 3, 2025, Myers filed a letter informing the Court that the parties are continuing to confer and offering to provide a subsequent update to the Court on December 3, 2025.
Should the Court lift the stay, the Company intends to vigorously defend itself in this action, and there can be no assurance that the defense will be successful.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2024 Credit Agreement. As of September 30, 2025, there was $325.0 million outstanding under the 2024 Term Loan, $26.3 million outstanding under letters of credit, and based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $273.7 million. Amounts borrowed under the 2024 Credit Agreement bear interest at variable rates determined in relation to the Base Rate (as defined) or Term SOFR (as defined), at our option. Due to the interest rates being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $0.8 million annual impact on our net income (loss) before taxes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.
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

The material weakness continues to exist as of September 30, 2025. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the interim consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation of Previously Reported Material Weakness in Internal Control Over Financing Reporting

With respect to the Inventory Valuation Material Weakness identified as of December 31, 2024, management continues to take steps toward its remediation, which includes the remaining implementation program of a perpetual inventory system. The perpetual inventory system, currently implemented at 102 locations (approximately 32% of the Company's inventory value), enables the Company to track the movement and status of specific medical equipment and other inventory in support of the valuation of the inventory. In the fourth quarter of 2024, a solution design assessment was completed. This assessment evaluated the operational efficiency and effectiveness of the perpetual inventory technology currently deployed and identified a strategic opportunity to leverage the Company’s existing order fulfillment and delivery system within a revised integrated perpetual inventory solution. This integration is now incorporated into the program. Until this integrated solution is available, management designed and implemented a new quarterly control to perform a structured review of inventory movements, incorporating sales and rental transactions for the period to ensure accurate valuation and to mitigate the risk of a material misstatement. This new control will be subject to testing during the remainder of 2025.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time and in the normal course of business, the Company is involved in legal proceedings relating to its business. While there can be no assurance, based on the Company’s evaluation of information currently available, management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such legal proceedings to have a material adverse effect on our business, financial condition or operating results. However, the Company’s assessment may change in the future based upon availability of new information and further developments in such legal proceedings. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. Regardless of the outcome of any particular legal proceedings and the merits of any particular claim, litigation can have a material adverse impact on the Company due to, among other reasons, any injunctive relief granted which could inhibit the Company’s ability to operate its business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. See Note 16, Commitments and Contingencies, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations —Commitments and Contingencies in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the Company's risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Political and economic conditions, including significant global or regional developments such as economic and political events, the imposition of tariffs, a prolonged government shutdown, international conflicts (including the ongoing war in Ukraine and the conflict in the Middle East), natural disasters and public health crises that are out of AdaptHealth’s control, could adversely affect its revenue, financial condition and results of operations.

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

The federal government entered a shutdown effective October 1, 2025. Although Medicare and Medicaid reimbursement generally remains available through a shutdown, we may experience delays in payment for services rendered and other effects related to government agencies operating at reduced capacity.

On September 2, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of personal protective equipment, medical consumables, and medical equipment including devices in order to examine the impact of these imports on U.S. national security. The statute provides that the Commerce Department report must be completed within 270 days of initiation and that the President must decide whether to take action to remedy any identified threats, including by imposing additional tariffs, within 90 days of receiving the report.

The imposition of additional tariffs and implementation of other measures could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
There were no purchases of our Common Stock made during the three months ended September 30, 2025 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended September 30, 2025, none of the Company's directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

AdaptHealth Corp.

November 4, 2025	By:	/s/ Suzanne Foster
Suzanne Foster
Chief Executive Officer and Director
(Principal Executive Officer)

November 4, 2025	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

November 4, 2025	By:	/s/ Christine E. Archbold
Christine E. Archbold
Chief Accounting Officer
(Principal Accounting Officer)