Form 10-K
period 2025-12-31
AdaptHealth Corp.
filed 2026-02-24
CIK 1725255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock, par value $0.0001 per share, held by non-affiliates of the Registrant, computed based on the closing sale price of $9.43 per share on June 30, 2025, as reported by The Nasdaq Stock Market LLC, was approximately $1.04 billion. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. As of February 20, 2026, there were 135,914,816 shares of the Registrant’s Common Stock outstanding.
Documents Incorporated by Reference
The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than April 30, 2026.

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

SUMMARY RISK FACTORS
AdaptHealth’s business is subject to numerous risks and uncertainties, including those described in Item 1A, “Risk Factors.” These risks include, but are not limited to the following:
•reliance on relatively few suppliers for the majority of our patient service equipment and supplies;
•supply chain disruptions and economy-wide labor shortages in the U.S.;
•the impact of inflation;
•cyber-attacks or security breaches experienced by us or our vendors or service providers, security breaches or the unauthorized access, disclosure, loss or use of sensitive personal information, such as protected health information could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under applicable laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), consumer protection, common law or other legal theories, subject us to litigation and federal and state governmental inquiries, enforcement actions, damage our reputation, and otherwise be disruptive to our business;
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
•the impact of writing down all or a portion of goodwill and/or identifiable intangible assets if required; and
•our ability to generate sufficient cash flow or obtain additional capital to fund our operating subsidiaries and finance our growth.

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

Sleep Health

The Sleep Health segment provides sleep therapy equipment, supplies and related services (including continuous positive airway pressure and BiLevel services) to individuals for the treatment of obstructive sleep apnea.

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

The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2025, AdaptHealth serviced approximately 4.3 million patients annually in all 50 states through our network of approximately 640 locations in 48 states. The Company's principal executive offices are located at 555 East North Lane, Suite 5075, Conshohocken, Pennsylvania 19428.
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
For resupply sale and one-time sale products, which include those deemed to be consumables, AdaptHealth receives a single payment upon sale of the product. These products, which include positive airway pressure ("PAP") masks and related supplies, continuous glucose monitors ("CGM"), diabetes management supplies, orthopedic bracing, wound care supplies, home medical equipment and related accessories, incontinence supplies, medications, enteral supplies, and other products, accounted for approximately 63% of AdaptHealth’s net revenue for the year ended December 31, 2025.
AdaptHealth is paid a fixed monthly amount for certain HME products as designated by the Centers for Medicare & Medicaid Services (“CMS”) or commercial insurance payors, such as oxygen and home mechanical ventilation equipment, PAP equipment, hospital beds, and other products. These sales accounted for approximately 33% of AdaptHealth’s net revenue for the year ended December 31, 2025.
AdaptHealth receives a per member per month (“PMPM”) fee under certain at-risk capitation arrangements, which refers to a model in which the Company receives a PMPM fee from the third-party payor, and is responsible for managing a range of healthcare services and associated costs of its members. In at-risk capitation arrangements, AdaptHealth is responsible for the cost of contracted healthcare services required by those members in accordance with the terms of each agreement. Capitated revenue contracts with payors are generally multi-year arrangements and have a single monthly stand ready performance obligation to provide all aspects of necessary medical care to members for the contracted period in accordance with the scope of the agreements. These at-risk capitation arrangements accounted for approximately 4.0% of AdaptHealth’s net revenue for the year ended December 31, 2025.
Supply Chain. AdaptHealth plays an important role in delivering HME products to patients in their homes. Manufacturers of home medical equipment and diabetes medical devices sell and ship their products to AdaptHealth directly. AdaptHealth also contracts with national healthcare distribution companies to ship certain HME products and diabetes medical devices directly to patients’ homes. These distributors invoice AdaptHealth for the cost of shipped products at the time of sale. AdaptHealth receives referrals from a variety of sources, such as acute care hospitals, sleep laboratories, pulmonologist and endocrinologist offices, skilled nursing facilities, hospice operators, and primary care providers, among others. AdaptHealth’s products are either shipped to patients’ homes by AdaptHealth-operated or contracted delivery trucks or shipped using proprietary or third-party distribution services. AdaptHealth invoices payors and patients directly for the products that are delivered and for the services that are provided.
Operating Structure

Management. AdaptHealth is led by a proven management team with experience across a variety of organizations in the healthcare industry. AdaptHealth's management structure is strategically aligned through its four reportable segments, which each have a general manager who are responsible for the operations of each segment. These general managers report to AdaptHealth's Chief Operating Officer. AdaptHealth has a centralized approach for key business processes, including revenue cycle management, purchasing, payor contracting, mergers and acquisitions (“M&A”) activity, finance, compliance, legal, human resources, IT, resupply and sales management. However, AdaptHealth believes that the personalized nature of patient care and referral relationships, characteristic of the home healthcare industry, also requires a focus on operating locally as well. AdaptHealth responds promptly and effectively to local market demands and opportunities through local managers, who are responsible and accountable for maintaining and developing relationships with referral sources and serving patients.

IT. AdaptHealth has established an integrated, technology-enabled, centralized platform, distinguishing itself from many of its competitors that traditionally use less automated processes that are typically complex, can be prone to mistakes and are less efficient. AdaptHealth’s technology enables automated, compliant, and integrated workflow into patients’ delivery of care. AdaptHealth believes that this advanced technology platform provides it with a competitive advantage through its unique components that cater to patients and physicians. AdaptHealth believes that its technology platform has several characteristics that appeal to physicians, including its ease of use, the improved compliance it enables through its integrated systems, and the automated, integrated workflow it provides for patients’ delivery of care. AdaptHealth has formed close relationships with its third-party software providers to optimize its workflow. Additionally, AdaptHealth’s e-prescribing capabilities enhance transparency and reduce transcription and other errors. AdaptHealth believes that patients are also better served due to the efficiency from time of order to delivery and the seamless integration across points of care enabled by AdaptHealth’s platform. The integrated system also provides AdaptHealth management with critical information in a timely manner, allowing them to track performance levels company wide. AdaptHealth utilizes a proprietary mobile delivery technology called OTL, which has many features, including delivery notification, patient satisfaction applications and referral source notifications.

We are deploying innovative programs, which use artificial intelligence, including generative artificial intelligence and similar tools and technologies (collectively, “AI”), to improve or enhance patient and operational workflows. AI deployment involves internal resources as well as strategic partnerships focused on patient experience and operational efficiencies. Any creation, use, or deployment of AI may subject us to additional risks under HIPAA and other laws and regulations governing privacy or AI. To the extent we use personal information to train AI, we are required to comply with laws, regulations, and contractual requirements governing uses and disclosures of personal information, which may require us to obtain patient authorizations or to de-identify personal information or protected health information. In addition, the Federal Trade Commission (“FTC”) has announced that they are taking a closer look at how AI is developed and used, including evaluating claims by companies regarding AI that could be false or misleading, to take appropriate steps to reduce biases. For further discussion on AdaptHealth’s use of AI, see Item 1A, Risk Factors – “The use or anticipated use of artificial intelligence (“AI”) technologies, including generative AI, by us or third parties, could result in reputational harm, competitive harm, and legal liability, and may increase or create new operational risks.”

See Item 1C, "Cybersecurity", of this Annual Report on Form 10-K, for discussion of AdaptHealth's risk management and strategy and governance relating to cybersecurity.

Revenue Cycle Management. AdaptHealth’s revenue cycle management and billing processes have both automated and manual elements that are designed to maintain the integrity of revenue and accounts receivable. A majority of AdaptHealth's third-party payors can accommodate electronic claims submission, such as Medicare, certain state Medicaid payors and many commercial insurance payors, and are billed electronically on a daily basis. For payors that are unable to accept electronic submissions, AdaptHealth generates paper claims and invoices.
Outsourced Providers
AdaptHealth contracts with business process outsourcing providers to provide certain billing, accounts payable and administrative functions. These providers are primarily based in India and the Philippines, and provide AdaptHealth with the ability to scale its workforce in a cost-effective manner. As of December 31, 2025, approximately 4,400 full-time equivalent personnel were provided to AdaptHealth under such arrangements.
Sales and Marketing
Sales activities are generally carried out by AdaptHealth’s full-time sales representatives with assistance from on-site liaisons in certain markets who interact directly with hospital discharge coordinators and patients. AdaptHealth’s sales team works in close alignment with AdaptHealth’s trained clinical team as part of their sales activities. AdaptHealth primarily acquires new patients through referrals, and also acquires new patients through capitated arrangements with various managed care providers. Sources of referrals include acute care hospitals, sleep laboratories, pulmonologist and endocrinologist offices, skilled nursing facilities, hospice operators, and primary care providers, among others. AdaptHealth’s sales representatives maintain continual contact with medical professionals across these facilities. AdaptHealth believes that its relationships with its referral sources are strong and that these entities will continue to be a source of organic revenue through new patients. While AdaptHealth views its referral sources as fundamental to its business, no single referral source accounted for a material amount of its annual net revenue as of December 31, 2025.
Acquisitions

Continuing to grow through accretive acquisitions remains an element of AdaptHealth’s growth strategy, and AdaptHealth continuously reviews its pipeline of potential acquisition candidates. AdaptHealth also leverages the acquisition of equipment from previous providers to facilitate the transition of patients related to newly awarded at-risk capitated contracts. The revenue related to these newly awarded contracts is considered organic revenue. AdaptHealth leverages its scalable front-end and back-office technology platform to facilitate acquisition integration to help realize short-term cost saving synergies and longer-term revenue growth synergies.
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
Facilities
AdaptHealth does not own any properties and leases its operating locations. As of December 31, 2025, AdaptHealth serviced approximately 4.3 million patients annually in all 50 states through its network of approximately 640 locations in 48 states. During the year ended December 31, 2025, AdaptHealth completed an average of approximately 38,500 equipment and supply deliveries a day. Full-service locations average approximately 5,800 square feet and are usually a combination of office and warehouse space. Many of these facilities are accredited to provide patients with medical products, equipment and related services, and their adjacent warehouse space is used for storage of adequate supplies of equipment and accessories for such patient services. AdaptHealth believes that these facilities are adequate to meet its current needs. AdaptHealth reviews its facility footprint on a regular basis and adds locations as needed to support patient growth.

Human Capital Resources
As of December 31, 2025, AdaptHealth had approximately 10,900 employees. AdaptHealth’s human capital resources objectives and compensation program include attracting and retaining highly motivated, well-qualified employees and executives. AdaptHealth uses a mix of competitive salaries and other benefits to attract and retain employees and executives. AdaptHealth believes that relations between its management and employees are good, and it is committed to inclusion and policies and procedures to maintain a safe work environment. AdaptHealth is committed to its DIRECT Value Statements: Diversity and Inclusion, Integrity, Respect, Excellence, Compassion and Teamwork.
Talent Development and Retention
Building and strengthening AdaptHealth’s talent pipeline is imperative to its success. AdaptHealth's management team has a dedicated annual performance management review process which provides a platform for feedback conversations around performance and goal setting. Leadership development trainings have been delivered quarterly including topics on change management, conducting critical performance discussions, and talent acquisition practices. This encourages learning among our leaders and continues AdaptHealth’s building of a foundation of excellence. AdaptHealth has also launched AdaptUniversity, a national learning system designed to teach valuable job skills that focus on operational efficiencies and offer pathways for career development.
Competition
The HME market is fragmented and highly competitive. AdaptHealth competes with other large national providers, including Accendra Health, Lincare Holdings Inc., Rotech Healthcare, Inc., Cardinal Health, Inc. and Quipt Home Medical Corp; regional providers, including DASCO Home Medical Equipment, Binson’s Medical Equipment, Inc., Norco, Inc., Protech Home Medical Corp., and Viemed Healthcare, Inc.; and product-specific providers, including Breg, Inc., Inogen, Inc., Acelity L.P., and CCS Medical, as well as numerous other smaller local providers. In addition, AdaptHealth competes with non-HME providers, including CVS and Amazon.
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
AdaptHealth maintains a Compliance Program that is designed to meet the regulations and guidelines set forth by the U.S. Department of Health and Human Services ("HHS"), provides ongoing compliance training designed to keep AdaptHealth’s officers, directors and employees well-educated and up-to-date regarding developments on relevant topics and emphasizes AdaptHealth’s policy of strict compliance. Federal and state laws require that AdaptHealth obtain facility and other regulatory licenses and accreditation and that AdaptHealth enroll as a supplier with federal and state health programs.
As a healthcare provider, AdaptHealth is subject to extensive regulation to prevent fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of healthcare companies are all subject to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, regional health insurance carriers and state agencies often conduct audits and request customer records and other documents to support AdaptHealth’s claims submitted for payment of services rendered to customers. Similarly, government agencies and their contractors periodically open investigations and obtain information from healthcare providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on AdaptHealth’s financial condition, results of operations, and reputation.
Numerous federal and state laws and regulations, including HIPAA and the Health Information Technology for Economic and Clinical Health Act ("HITECH Act"), govern the collection, dissemination, security, use and confidentiality of protected health information and other personal information. As part of AdaptHealth’s provision of, and billing for, healthcare equipment and services, AdaptHealth is required to collect and maintain protected health information. In addition, various federal and state legislative and regulatory bodies or self-regulatory organizations may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and its implementing regulations (“CCPA”), provides California residents expanded rights regarding their personal information, including the right to access, delete, and correct their personal information, and opt out of sharing or selling their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for protected health information, the CCPA may increase AdaptHealth’s compliance costs and potential liability. Many similar comprehensive privacy laws have been enacted in several states, including Washington (My Health My Data Act), Nevada (Consumer Health Data Privacy Law), and New York (New York Health Information Privacy Act), each of which has its own specific rules, requirements, and penalties. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which AdaptHealth handles healthcare-related data and communicate with payers, and the cost of complying with these standards could be significant. If AdaptHealth does not comply with existing or new laws and regulations related to patient or consumer health information, it could be subject to criminal or civil sanctions.
Additionally, the Federal Trade Commission ("FTC") and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC which concern consumer notice, choice, security and access. Consumer protection laws require AdaptHealth to publish notices that describe how it handles personal information and rights provided to individuals to control their personal information. If any such notice that AdaptHealth publishes is considered untrue, it may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. Sending communications with AdaptHealth’s patients are also subject to laws and regulations, including the Telephone Consumer Protection Act of 1991 ("TCPA"), the Controlling the Assault of Non-Solicited Pornography And Marketing ("CAN-SPAM") Act, additional fax regulations under the Junk Fax Act and the Telemarketing Sales Rule and Medicare regulations.

Healthcare is an area of rapid regulatory change. Changes in laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payers. Changes enacted by a new presidential administration or Congress may impact Medicare and Medicaid programs, as well as insurance plans offered on the Affordable Care Act exchanges. As discussed further below, Public Law 119-21, also known as the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, includes provisions affecting Medicaid eligibility and enrollment, many of which do not take effect until 2027. These changes can result in reduction of reimbursements to AdaptHealth, increased regulatory complexity, and a reduction in the number of beneficiaries covered by these programs or other changes that affect AdaptHealth. AdaptHealth cannot predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national healthcare policies. Adapting to future legislative and regulatory changes could have a material adverse effect on AdaptHealth’s financial condition and results of operations.

The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population displacement or harm to health and well-being), compliance costs and transition risks (such as regulatory or technological changes) and other adverse effects. The effects could impair, among other things, the availability and cost of certain products and commodities and energy (including utilities), which may in turn impact AdaptHealth's ability to procure goods or services required for the operation of its business at the quantities and levels it requires. AdaptHealth may bear losses incurred as a result of, among other things, physical damage to or destruction of its facilities (such as patient service offices and warehouses), loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change. Governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on greenhouse gas (“GHG”) emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. In October 2023, the state of California enacted the Climate Corporate Data Accountability Act ("SB-253"), which mandates the disclosure of GHG emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act ("SB-261"), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. The effective date of the final rules is currently delayed until the first quarter of 2026. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on AdaptHealth. At the present time, we cannot predict their potential effect on AdaptHealth's capital expenditures or results of operations.

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
Impact of the MMA
In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") was signed into law. The MMA established a Recovery Audit Contractors ("RAC") program, which implemented a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for Durable Medical Equipment ("DME") suppliers. The RACs are empowered to audit claims submitted by healthcare providers and overpayments identified by the RACs can be recouped from future payments, including in cases where the reimbursement rules are unclear or subject to differing interpretations. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules, which could adversely impact AdaptHealth’s future financial condition and results of operations. In October 2008, CMS established Zone Program Integrity Contractors (“ZPICs”) and Unified Program Integrity Contractors (“UPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. CMS continues to utilize program integrity contractors and has expanded its audit activity and enforcement efforts, including the increased use of medical review, payment audits, and data-driven oversight initiatives. On November 25, 2025, the CMS administrator announced a nationwide initiative to coordinate with state authorities to identify and pursue potential Medicare-related tax fraud and improper provider arrangements, which could impact providers such as AdaptHealth. These legislative and regulatory provisions, as currently in effect, have and will continue to adversely impact AdaptHealth’s financial condition and results of operations.
Impact of Competitive Bidding
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
On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings and that contract awards would only be made for off-the-shelf (“OTS”) knee and back braces. All other product categories were removed from Round 2021. For the years ended December 31, 2025, 2024, and 2023, net revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth has obtained contracts for OTS knee and back braces and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on AdaptHealth.
On May 25, 2023, CMS announced a temporary gap period for the CBP starting January 1, 2024, following the expiration of all Round 2021 contracts for OTS knee and back braces on December 31, 2023. The gap period commenced as anticipated. On November 28, 2025, CMS issued the Calendar Year (CY) 2026 Home Health Prospective Payment System Final Rule (CMS-1828-F) (“2026 Final Rule”), and announced that CBP will resume in 2026, following applicable rulemaking and implementation activities. The current CBP timeline published by CMS contains, in relevant part, the following target dates: (1) late summer/early fall 2026 - bid window opens; (2) late summer/early fall 2027 - contracts awarded and single payment amounts announced; and (3) no later than January 1, 2028 - contracts and single payment amounts in effect, and the six-month transition period begins for beneficiaries to switch to contract suppliers. Product categories for the CBP include Class II continuous glucose monitors and insulin pumps, urological supplies, ostomy supplies, hydrophilic urinary catheters, OTS back braces, OTS knee braces and OTS upper extremity braces. CMS also finalized updates to the DMEPOS Competitive Bidding Program in the 2026 Final Rule, including revised bidding processes, changes to single payment amounts and bid limits, new product categories, a Remote Item Delivery competitive model, and changes to provider enrollment and accreditation requirements. The resumption of the CBP beginning in 2026 could further alter reimbursement rates and payment methodologies for certain DME items beyond the current fee schedule framework.

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
Impact of the OBBBA
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA introduces significant changes to U.S. health care policy and the federal tax code. Although the most substantial health care provisions are not set to take effect until 2027 or later, the law imposes new limitations and eligibility requirements expected to affect Medicaid funding and enrollment, as well as the Affordable Care Act ("ACA") health insurance marketplace.
The OBBBA is expected to reduce the federal government’s overall Medicaid expenditures and tighten Medicaid eligibility requirements. The law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under 65 years old in states that expanded their Medicaid programs under the ACA (“Expansion States”). This includes states with waiver-based expansions, subject to limited exceptions, and requires Medicaid eligibility redetermination at least every six months. In addition to changes made to federal healthcare programs, the OBBBA contains policy changes that are expected to decrease the number of individuals who obtain health insurance from the marketplace platforms established by the ACA. The OBBBA effectively ends automatic renewals of coverage by requiring pre-enrollment verification of eligibility and restricts subsidized marketplace coverage based on immigration status. The expiration of these enhanced subsidies may reduce the affordability of marketplace coverage, potentially resulting in lower enrollment or migration to plans with higher cost-sharing and more limited benefits. In addition, the OBBBA authorizes states to impose Medicaid work requirements and related eligibility conditions, which may further reduce Medicaid enrollment or increase administrative disenrollment. Any reduction in covered lives, or changes to Medicaid eligibility and benefit structures, could adversely affect utilization, reimbursement levels, and AdaptHealth's revenues.
The OBBBA also introduces significant changes to Medicaid financing mechanisms, including restrictions on provider tax arrangements that are intended to reduce the federal matching funds received by state Medicaid programs. The law prohibits states from establishing new provider taxes or increasing rates of existing provider taxes while also limiting the structure of such taxes. Additionally, the OBBBA directs the U.S. Department of Health and Human Services to revise regulations governing state-directed payment arrangements (“SDPs”) to cap total payment rates paid by Medicaid managed care organizations for specified services, including hospital services, by tying caps to Medicare payment rates instead of average commercial rates and imposing lower caps in Expansion States. The revised regulations will apply to SDPs established on or after July 4, 2025, unless the SDP meets certain grandfathering criteria that provide a time-limited exemption from the new payment limits. As states adjust SDP structures in response to enrollment declines, budgetary pressures, or evolving CMS oversight, reimbursement levels and payment predictability for items reimbursed under Medicaid programs may be adversely affected.
To support the delivery of health care in rural communities, the OBBBA established a temporary rural health grant initiative, the Rural Health Transformation Program, which allocates $50 billion in rural health funding for fiscal years 2026 through 2030. The program’s implementation, including how funds will be distributed, which providers will qualify, and the criteria CMS will apply to state applications, has not been finalized and the impact on AdaptHealth is uncertain.
In addition, the OBBBA contains modifications to sections of the Internal Revenue Code related to the deductibility of depreciation and business interest expense, which became effective in 2025.
We are unable to predict at this time how states will implement various requirements of the OBBBA, nor can we predict whether or how future legislation, rulemaking, or judicial action will impact implementation of the OBBBA. Given these uncertainties, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future business, financial condition or results of operations.
Durable Medical Equipment Medicare Administrative Contractors
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
Medicare Provider Enrollment Changes and Enhanced Oversight
Effective January 1, 2026, the 36-month rule pertaining to changes in majority ownership will apply to all DMEPOS suppliers. This rule, which currently applies to home health agencies and hospices, was included in the 2026 Final Rule. CMS created the 36-month rule for home health agencies in 2010 and subsequently expanded it to include hospices in 2024. Under the 2026 Final Rule, CMS mirrors the approach taken with respect to home health agencies and hospices. If a DMEPOS supplier has a change in majority ownership within 36 months after the effective date of its initial enrollment in Medicare or within 36 months after its most recent change in majority ownership, then Medicare billing privileges will not be conveyed to the new owner unless an exception applies. Instead, a prospective owner-buyer would have to enroll in Medicare as a new supplier, and undergo a survey and obtain accreditation from an approved accrediting organization. The application of the rule to DMEPOS suppliers is likely to create significant additional work and cost for suppliers and may create a reimbursement gap until initial enrollment is completed, and could impact AdaptHealth as to any transactions to acquire or sell any DMEPOS supplier entities.
The 2026 Final Rule also changes the frequency of surveys for DMEPOS suppliers. Previously, suppliers were re-surveyed every three years; effective January 1, 2026, suppliers will be re-surveyed and re-accredited at least once every 12 months; CMS has indicated that suppliers may be re-surveyed multiple times in a 12-month period. This could result in increased compliance expenses and have unknown impacts on reimbursement.
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
AdaptHealth currently relies on a relatively small number of suppliers to provide it with the majority of its patient service equipment and supplies. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing suppliers, may force AdaptHealth to use alternative suppliers. Additionally, trade policy developments, including ongoing investigations, could result in new tariffs on imported medical equipment or components, which could increase the costs of manufacturing or procuring patient service equipment and supplies. Such tariffs or any new excise taxes imposed on manufacturers of certain medical equipment could be passed on to customers, such as AdaptHealth. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to AdaptHealth, resulting in a need to change suppliers. Any change in suppliers AdaptHealth uses could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect AdaptHealth’s results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If AdaptHealth cannot obtain the patient service equipment and supplies it currently uses, or alternatives at similar or favorable prices, AdaptHealth’s ability to provide such products may be severely impacted, which could have an adverse effect on its business, financial condition, results of operations, cash flow, capital resources and liquidity.

Supply chain disruptions and economy-wide labor shortages in the U.S. have negatively impacted, and may continue to negatively impact, AdaptHealth’s businesses.
Many companies, including AdaptHealth, have experienced supply chain and labor challenges. Materials, equipment and labor shortages, shipping, logistics and other delays and other supply chain and related disruptions may make it more difficult and costly for AdaptHealth to obtain products or services from third parties. If these types of disruptions occur, a material adverse effect on AdaptHealth’s business, financial condition, results of operations and cash flows could result. Continued labor shortages have driven a significant increase in competition throughout the industry to attract and retain talent and have also led to increased labor costs.

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

AdaptHealth has been, and may continue to be, negatively impacted by inflation and rising interest rates.
Increases in inflation have had, and may continue to have, an adverse effect on AdaptHealth. Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. The cost to manufacture and distribute the equipment and products that AdaptHealth purchases from vendors and provides to patients may be influenced by inflationary pressures and the cost of materials, labor, shipping, and transportation, including fuel costs. The cost of equipment and products may also be impacted by a shortage in the availability of certain products. Additionally, it is not certain that AdaptHealth will be able to pass increased costs onto customers to offset inflationary pressures. Increases in inflation could have an impact on the overall demand for AdaptHealth’s products and services, its costs for labor, equipment and products, and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. In addition, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing, workforce wage pressure, and other operational overhead could adversely affect AdaptHealth’s financial results. Although there have been recent increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s primary mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescriptions, orders and delivery.

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
AdaptHealth’s business depends on its information systems, including software licensed from or hosted by third parties, and any failure or significant disruption or successful cyber-attacks or security breaches on any of these systems, or unauthorized disclosure of or loss of data stored therein could materially affect our business, results of operations and financial condition.
AdaptHealth’s business depends on the proper functioning and availability of its information systems and networks and those of third parties on which it relies. AdaptHealth relies on an external service provider to provide continual maintenance, upgrading and enhancement of AdaptHealth’s primary information systems used for its operational needs. AdaptHealth licenses third-party software that supports intake, personnel scheduling and other human resources functions, office clinical and centralized billing and receivables management in an integrated database, enabling AdaptHealth to standardize the care delivered across its network of locations and monitor its performance and consumer outcomes. AdaptHealth also uses a third-party software provider for its order processing and inventory management platform. To the extent that its third-party providers fail to support, maintain and upgrade such software or systems, or if AdaptHealth loses its licenses with third-party providers, the efficiency of AdaptHealth’s operations could be disrupted or reduced.

The risk of a security breach or system disruption, particularly through cyber-attacks or cyber intrusion, including by threat actors, nation-state actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile and other connected devices that allow access to confidential and sensitive information increases the risk of data security breaches, which could lead to the unauthorized access to or loss of confidential or sensitive information or other intellectual property. AdaptHealth or its third-party vendors may experience data breaches and other security incidents, including such incidents that remain undetected for an extended period. A cyber-attack or other incident that bypasses AdaptHealth’s or its third-party vendors' information security measures or controls could cause a security breach that may lead to a material disruption to AdaptHealth's information systems infrastructure or business and/or involve a significant loss of business or patient health or other protected data or information. If a cybersecurity attack affects the confidentiality, integrity or availability of AdaptHealth’s or its third-party vendors' systems, or if an unauthorized attempt to access such systems or AdaptHealth's facilities were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential or sensitive information or intellectual property and could cause operational or business delays that may materially impact AdaptHealth’s ability to provide various healthcare services.
Even when a security breach is detected, the full extent of the breach may not be determined immediately. If AdaptHealth experiences a reduction in the performance, reliability, or availability of its information systems, its operations and ability to process transactions and produce timely and accurate reports could be materially adversely affected. If AdaptHealth experiences difficulties with the transition and integration of information systems or is unable to implement, maintain, or expand its information systems properly, AdaptHealth could suffer from, among other things, operational disruptions, delays, cessation of service, regulatory issues, increases in administrative expenses and other harm to its business, operations, and competitive position.

There can be no assurance that AdaptHealth’s and its third-party software service providers’ security measures, including their disaster recovery plans will prevent damage, interruption, breach of their information systems and operations or adverse impact to the data stored therein, such as unauthorized access to, or loss of, data. Because the techniques used by threat actors to obtain unauthorized access, disable or degrade service, or sabotage information systems change frequently and may be difficult to detect, AdaptHealth or its third-party service providers may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications AdaptHealth develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of its information systems. Unauthorized parties may attempt to gain access to AdaptHealth’s systems or facilities, or those of third parties with whom AdaptHealth does business, including its confidential managed file transfer software providers, through fraud or other forms of deceiving its employees or contractors (e.g., social engineering). Costs and potential problems and interruptions associated with any such unauthorized access or the implementation of new or upgraded systems and technology or with existing systems and technology, also could disrupt or reduce the efficiency of AdaptHealth’s operations.

Any successful cybersecurity attack or other unauthorized access to AdaptHealth’s, AdaptHealth’s third-party vendors’, or any of its or their acquisition targets’ systems, facilities or patient health information also could result in negative publicity, which could damage AdaptHealth’s reputation or brand with its patients, referral sources, payors or other third parties and could subject AdaptHealth to substantial penalties under HIPAA and other federal and state data protection laws, in addition to costs and potential damages associated with any private litigation brought by affected individuals. Failure to maintain the security and functionality of AdaptHealth’s information systems and related software or to contract with third parties which do, or a failure to reasonably defend against a cyber-attack or other attempt to gain unauthorized access to AdaptHealth’s, AdaptHealth’s third-party vendors’, or any of its or their acquisition targets’ systems, facilities or patient health information, could expose AdaptHealth to a number of adverse consequences, the vast majority of which are or may not be insurable, including, but not limited to, disruptions in AdaptHealth’s operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, FTC, the Office of Inspector General or state attorneys general), private litigation with those affected by a data breach, loss of customers, disputes with payors and increased operating expense, all or any of which could adversely impact AdaptHealth’s financial condition and results of operations.

AdaptHealth’s results of operations may be adversely impacted if expenses under capitated agreements exceed revenues.

AdaptHealth has made and continues to make upfront investments to fulfill its obligations pursuant to capitated agreements with various managed care providers, in which AdaptHealth agreed to provide medical services in exchange for fixed payment amounts per patient per unit of time paid in advance for the delivery of healthcare services. Accordingly, if care-related expenses incurred by AdaptHealth unexpectedly exceed the fixed payment amount received by AdaptHealth from third party payors, AdaptHealth’s results of operations may be adversely impacted.

Further, reductions in Medicare reimbursement rates or the scope of services being reimbursed or any delay or default by the government in making these Medicare reimbursement payments or other factors beyond AdaptHealth’s control such as turmoil in the financial markets, including in the capital and credit markets, could adversely affect third party payors’ ability to fulfill their obligations under capitated agreements involving AdaptHealth and accordingly may adversely impact AdaptHealth’s financial condition and results of operations.

AdaptHealth's financial performance is affected by continuing efforts by private third-party payors to control their costs, and if AdaptHealth agrees to lower its reimbursement rates due to pricing pressures from such private third-party payors, AdaptHealth’s financial condition and results of operations would likely deteriorate.
AdaptHealth derived approximately 61% of its net revenue for each of the years ended December 31, 2025 and 2024, from third-party private payors. Such payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and AdaptHealth may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. AdaptHealth may be compelled to lower its prices due to increased pricing pressures, which could adversely impact AdaptHealth’s financial condition and results of operations.
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
Payors that provide coverage for products supplied by AdaptHealth can make changes to their plans and benefit designs that can have an adverse impact on AdaptHealth’s revenue and operations. For example, in the 2026 Final Rule, CMS announced that for contracts awarded under the CBP in 2027 (with such contracts expected to be effective no later than January 1, 2028), the payment for certain CGMs and insulin pumps and all necessary supplies and accessories will be on a bundled monthly rental basis. Other payors have shifted coverage for CGMs from the medical benefit to the pharmacy benefit for their insureds. The impact of changing the benefit can include changes to the types of providers that can provide CGMs, increased competition from pharmacies, changes to covered amounts, and changes to patient deductibles. Additionally, including CGMs under the pharmacy benefit could allow pharmacy benefit managers to attempt to restrict how beneficiaries obtain CGMs, including attempts to shift to specifically contracted providers with reduced reimbursement to the supplier or pharmacy.
Changes in governmental or private payor supply replenishment schedules could adversely affect AdaptHealth.
AdaptHealth generated approximately 32% and 30% of its net revenue for each of the years ended December 31, 2025 and 2024, respectively, through the sale of masks, tubing and other ancillary products related to patients utilizing PAP devices. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies. To the extent that any governmental or private payor revises their resupply guidelines to reduce the number of times such supplies can be purchased, such reductions could adversely impact AdaptHealth’s revenue, financial condition and results of operations.

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
Approximately 42% and 41% of AdaptHealth’s net revenue for the years ended December 31, 2025 and 2024, respectively, was generated from the provision of sleep therapy equipment and supplies to patients. AdaptHealth’s ability to execute its growth strategy therefore depends upon the adoption by patients, physicians and sleep centers, among others, of AdaptHealth’s sleep therapy equipment and supplies for the treatment of OSA. There can be no assurance that AdaptHealth's sleep therapy equipment and supplies will continue to maintain broad acceptance among physicians and patients. Any failure by AdaptHealth to satisfy physician or patient demand for its equipment and supplies or to maintain meaningful market acceptance may harm its business and future prospects.
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
The sleep therapy equipment, home respiratory, mobility equipment and diabetes medical devices and supplies markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. The primary competitive factors are quality considerations such as responsiveness, access to payor contracts, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of AdaptHealth’s competitors may now or in the future have greater financial resources or more effective sales and marketing activities. AdaptHealth’s largest national home respiratory/home medical equipment provider competitors include Accendra Health, Lincare Holdings Inc., Rotech Healthcare, Inc., Cardinal Health, Inc. and Quipt Home Medical Corp. The rest of the homecare market in the United States consists of regional providers and product-specific providers, as well as numerous local organizations. Hospitals and health systems are routinely looking to provide coverage and better control of post-acute healthcare services, including homecare services of the types AdaptHealth provides. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value-based purchasing and other payment systems.
New entrants to the sleep therapy equipment, home respiratory/home medical equipment and diabetes medical devices and supplies markets could have a material adverse effect on AdaptHealth’s business, results of operations and financial condition. A number of manufacturers of home respiratory equipment currently provide equipment directly to patients on a limited basis. Such manufacturers have the ability to provide their equipment at prices below those charged by AdaptHealth, and there can be no assurance that such direct-to-patient sales efforts will not increase in the future or that such manufacturers will not seek reimbursement contracts directly with AdaptHealth’s third-party payors, who could seek to provide equipment directly to patients from the manufacturer. In addition, pharmacy benefit managers, including CVS Health Corporation and the Optum business of UnitedHealth Group Incorporated, have entered the HME market and compete with AdaptHealth. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and have entered the healthcare market. In the event additional companies enter the HME market, AdaptHealth may experience a loss of referrals or revenue.
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

In addition, the development and commercialization of new drugs to address obesity and type 2 diabetes may limit the prospects for AdaptHealth’s current equipment or services. A number of glucagon-like peptide (GLP-1) receptor agonist drugs, including Mounjaro, Wegovy, and Ozempic, have entered the market. The long-term effect of these drugs on AdaptHealth's business is uncertain. However, these drugs may have a significant impact on obesity rates over time, which may result in reduced demand for our current equipment or services and we may not be able to adapt to those changes to stay competitive.

The use or anticipated use of artificial intelligence (“AI”) technologies, including generative AI, by us or third parties, could result in reputational harm, competitive harm, and legal liability, and may increase or create new operational risks.

AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect the use of AI and generative AI by us, third parties on our behalf, and other market participants, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that they may be misused, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner. Further, the development of AI could exacerbate our information technology and cybersecurity risks. The relative newness of the AI technology, the speed at which it is being adopted, and the new laws, regulations or standards governing the use of AI increases these risks. Any such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our existing competitors, new entrants, technology companies or other third parties may leverage AI to the benefit of their business or operations or may incorporate AI into their products and services more quickly or more effectively than we do, which could cause competitive harm and negatively impact our results of operations.

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

AdaptHealth currently outsources, and from time to time in the future may outsource, portions of its internal business functions, including billing and administrative functions relating to revenue cycle management and accounts payable, to third-party providers in India and the Philippines, and utilizes third-party managed file transfer software providers to transfer its sensitive and protected customer data. These third-party providers may not comply on a timely basis with all of AdaptHealth’s requirements, or may not provide AdaptHealth with an acceptable level of service or may not properly protect AdaptHealth’s and its customers’ confidential or protected data. This could result in significant disruptions in AdaptHealth’s operations and significantly increase costs to undertake AdaptHealth’s operations, either of which could damage AdaptHealth’s relationships with its customers. In addition, AdaptHealth’s outsourced functions may be negatively impacted by any number of factors, including: political unrest; public health crises; social unrest; cyber-attacks; terrorism; war; vandalism; currency fluctuations; changes to the laws of India, the Philippines, the United States or any other jurisdictions in which AdaptHealth does business or outsources operations; or increases in the cost of labor and supplies in India, the Philippines, or any other jurisdiction in which AdaptHealth outsources any portion of its internal or other business functions. AdaptHealth’s outsourced operations may also be affected by trade restrictions, such as tariffs or other trade controls. As a result of its outsourcing activities, it may also be more difficult for AdaptHealth to recruit and retain qualified employees for its business needs at any time. AdaptHealth’s failure to successfully outsource certain of its business functions could materially adversely affect its business, results of operations, and financial condition.

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
Political and economic conditions, including significant global or regional developments such as economic and political events, the imposition of tariffs, a prolonged government shutdown, international conflicts (including the ongoing war in Ukraine and conflict in the Middle East), natural disasters and public health crises that are out of AdaptHealth’s control, could adversely affect its revenue, financial condition and results of operations.

AdaptHealth’s business can be affected by a number of factors that are beyond its control, such as general geopolitical, economic and business conditions, including slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven economic recovery, government actions or changes in trade policy in the United States and other countries impacting trade agreements including the imposition of trade restrictions such as tariffs and retaliatory counter measures, government deficit reduction, tax legislation increasing the federal corporate income tax rates, natural and other disasters, public health crises affecting the operations of AdaptHealth or its customers or suppliers, staffing shortages, production slowdowns or stoppages, raw material shortages and disruptions in delivery systems. We continue to monitor the worsening macroeconomic conditions, such as the war in Ukraine, conflict in the Middle East and global geopolitical tension. Turmoil in the financial markets, including in the capital and credit markets, and any uncertainty over its breadth, depth and duration may put pressure on the global economy and could have a negative effect on AdaptHealth’s business. If conditions in the global economy, U.S. economy or other key vertical or geographic markets are weak or uncertain, AdaptHealth could experience material adverse impacts on its revenue, financial condition and results of operations. In addition, the federal government may enter a shutdown for a prolonged period of time. Although

Medicare and Medicaid reimbursement generally remains available through a shutdown, we may experience delays in payment for services rendered and other effects related to government agencies operating at reduced capacity.

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

The imposition of additional tariffs and implementation of other measures could have a material adverse effect on AdaptHealth's business and consolidated financial condition, results of operations and cash flows.

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
AdaptHealth derived approximately 26% of its net revenue for both the years ended December 31, 2025 and 2024, from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders, and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse AdaptHealth. Changes enacted by a new presidential administration or Congress may impact Medicare and Medicaid programs, as well as insurance plans offered on the Affordable Care Act exchanges. For example, as discussed above, the OBBBA, enacted on July 4, 2025, includes provisions affecting Medicaid eligibility and enrollment, many of which do not take effect until 2027. These changes can result in reduction of reimbursements to AdaptHealth, increased regulatory complexity, and a reduction in the number of beneficiaries covered by these programs or other changes that affect AdaptHealth. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in AdaptHealth’s revenue and profitability. Payors may disallow AdaptHealth’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. AdaptHealth may also be subject to pre-payment review of certain service lines or products and equipment as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.
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

The Statutory Pay-As-You-Go Act of 2010 ("PAYGO") required that automatic payment cuts of 4% be put into place if a statutory action is projected to create a net increase in the deficit over either five or 10 years. The enactment of the American Rescue Plan Act in 2021 would have triggered PAYGO sequestration in 2021. Since its passage, Congress has on multiple occasions delayed the PAYGO sequestration. In November 2025, Congress enacted Public Law No: 119-37 with a provision that set PAYGO scorecards to zero. If not renewed, the PAYGO payment adjustment may adversely affect AdaptHealth.

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

On July 29, 2024, the U.S. Attorney’s Office for the District of South Carolina issued a civil investigative demand to AdaptHealth pursuant to the FCA regarding whether AdaptHealth submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for humidifiers that are integrated with PAP devices and provided to patients from January 1, 2017 to the present. AdaptHealth is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on AdaptHealth.

On March 8, 2025, the U.S. Attorney’s Office for the Eastern District of Pennsylvania issued a civil investigative demand to AdaptHealth pursuant to the FCA surrounding whether AdaptHealth submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for respiratory devices and related supplies provided to patients from January 1, 2018 to the present. AdaptHealth is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on AdaptHealth.
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
AdaptHealth has identified a number of areas throughout its operations, including revenue cycle management, fulfillment logistics, and accounts payable, where it has centralized and/or modified processes or systems in order to attain a higher level of productivity or ensure compliance. Failure to achieve the cost savings or enhanced quality control expected from the successful design and implementation of such initiatives may adversely impact AdaptHealth’s financial condition and results of operations. Additionally, Medicare and Medicaid often change their documentation requirements with respect to claims submissions. The standards and rules for healthcare transactions, code sets and unique identifiers such as ICD-10 and HIPAA 5010 and other data security requirements, also continue to evolve. Moreover, government programs and/or commercial insurance payors may have difficulty administering new standards and rules for healthcare transactions and this may adversely affect timelines of payment or payment error rates. The DMEPOS Competitive Bidding Program also imposes new reporting requirements on contracted providers. Failure by AdaptHealth to successfully design and implement system or process modifications could have a significant impact on its operations and financial condition. From time to time, AdaptHealth’s outsourced contractors for certain information systems functions may make operational, leadership or other changes that could impact AdaptHealth’s plans and cost-savings goals. The implementation of many of the new standards and rules will require AdaptHealth to make substantial investments. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations. If AdaptHealth’s implementation efforts related to systems development are unsuccessful, AdaptHealth may need to write off amounts that it has capitalized related to systems development projects. Additionally, if systems development implementations do not occur, AdaptHealth may need to incur additional costs to support its existing systems.
If CMS requires prior authorization or implements changes in documentation necessary for AdaptHealth’s products, AdaptHealth’s revenue, financial condition and results of operations could be negatively impacted.

CMS has established and maintains a Master List of Items Frequently Subject to Unnecessary Utilization of certain DMEPOS items identified as being subject to unnecessary utilization. This list identifies items that CMS has determined could potentially be subject to prior authorization as a condition of Medicare payment. Since 2012, CMS has also maintained a list of categories of DMEPOS items that require face-to-face encounters with practitioners and written orders before the DMEPOS supplier may furnish the items to beneficiaries. In a final rule issued in 2019, CMS combined and harmonized the two lists to create a single unified list (the “Master List”). CMS also reduced the financial threshold for inclusion on the Master List. With certain exceptions for reductions in Payment Threshold (defined as an average purchase fee of $1,000 or greater, adjusted annually for inflation, or an average monthly rental fee of $100 or greater, adjusted annually for inflation), items remain on the Master List for ten years from the date the item was added to the Master List. The presence of an item on the Master List does not automatically mean that prior authorization is required. Under the 2019 final rule, CMS selects items from the Master List for inclusion on the “Required Prior Authorization List.” The expanded Master List would increase the number of DMEPOS items potentially eligible to be selected for prior authorization, face-to-face encounter and written order prior to delivery requirements as a condition of payment. CMS has added certain items that are part of AdaptHealth’s product lines to the Master List and CMS may include the Company’s products on the Required Prior Authorization List. In August 2022, CMS suspended the prior authorization requirement for specified orthosis items on the Required Prior Authorization List under certain circumstances when reported with certain modifiers, effective April 13, 2022. On January 13, 2026, CMS published the annual F2F/WOPD Required List update in a federal register announcement to include 8 oxygen related items. To ensure practitioner involvement, these items will require an in person face-to-face encounter or telehealth encounter and also require a written order prior to delivery

("WOPD"). CMS also added an additional 18 codes to the Master List, including codes for the supply allowance for adjunctive, non-implanted CGMs, including all supplies and accessories. The addition of CGMs was based on a November 25, 2025 Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”) report entitled “Medicare Payments for Continuous Glucose Monitors and Supplies Exceeded Supplier Costs and Retail Market Prices, Indicating Medicare Can Save At Least Tens of Millions of Dollars in One Year" (OEI-04-23-00430) (the "OIG Report"). As CMS adds additional products to the Master List, expands the list of items subject to prior authorization, or expands face-to-face encounter requirements or provisions requiring a written order prior to delivery, these changes may adversely impact AdaptHealth’s revenue, financial condition and results from operations.

If CMS pursued payment reductions to Medicare’s payment rates for CGMs and supplies or takes other actions recommended by the OIG-HHS in its November 2025 report regarding CGMs, AdaptHealth’s revenue, financial condition and results of operations could be negatively impacted.

On November 25, 2025, the OIG-HHS released the OIG Report. The OIG Report found that Medicare payments for CGMs and supplies exceeded suppliers’ acquisition costs and suppliers’ estimated total costs and that CGM supplies represent the largest potential for savings by CMS. The OIG Report recommended that CMS should pursue reductions to Medicare’s payment rates for CGMs and supplies. During the review period for the OIG Report, CMS issued a proposed rule to use the Competitive Bidding Program ("CBP") and CMS’ inherent reasonableness authority for CGMs and supplies. On November 28, 2025, in the Calendar Year (CY) 2026 Home Health Prospective Payment System Final Rule (CMS-1828-F) (“2026 Final Rule”), CMS finalized the inclusion of Class II continuous glucose monitors in the CBP. The OIG Report also recommended that CMS should take action to prevent overpayments caused by suppliers’ improper use of billing codes for CGMs and supplies, and CMS concurred with these recommendations. Changes to the payment methodology for CGMs, inclusion of CGMs in the CBP, and increased oversight regarding CGMs could adversely impact AdaptHealth’s revenue, financial condition and results of operations.
Reimbursement claims are subject to audits by various governmental and private payor entities from time to time and such audits may negatively affect AdaptHealth’s revenue, financial condition and results of operations.
AdaptHealth receives a substantial portion of its revenues from the Medicare program. Medicare reimbursement claims made by healthcare providers, including HME providers, are subject to audit from time to time by governmental payors and their agents, such as MACs that, among other things, process and pay Medicare claims, auditors contracted by CMS, and insurance carriers, as well as the Office of Inspector General of the Department of Health and Human Services, CMS and state Medicaid programs. These include specific requirements imposed by the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) Supplier Manuals, Medicare DMEPOS enrollment requirements and Medicare DMEPOS Supplier Standards. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors, including MACs, Recovery Audit Contractors (“RACs”), Unified Program Integrity Contractors (“UPICs”) and Zone Program Integrity Contractors (“ZPICs”), often conduct audits and request customer records and other documents to support AdaptHealth’s claims submitted for payment of services rendered and compliance with government program claim submission requirements. Some contractors are paid a percentage of the overpayments recovered. Negative audit findings or allegations of fraud or abuse may subject AdaptHealth or its individual subsidiaries to liability, such as overpayment liability, refunds or recoupments of previously paid claims, payment suspension, or the revocation of billing or payment privileges in governmental healthcare programs. If CMS or a state Medicaid agency determines that certain actions of the Company or an affiliated subsidiary present an undue risk of fraud, waste, or abuse, they may suspend the billing or payment privileges of the entity, deny the entity’s enrollment or revalidation for Medicare or Medicaid participation, and potentially deny the re-enrollments of other commonly owned entities. Such actions, if imposed on the Company or its subsidiaries, could materially adversely impact the Company’s revenue, financial condition and results of operations.
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
On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that Round 2021 contract awards would only be made for off-the-shelf (OTS) knee and back braces. For the years ended December 31, 2025 and 2024, net revenue generated with respect to providing OTS knee and back braces (excluding amounts generated in non-rural and rural non-bid areas) were not material. AdaptHealth has obtained contracts for OTS knee and back braces, and does not expect the single payment amounts imposed by CMS under such contracts to have a material impact on the Company.
On May 25, 2023, CMS announced a temporary gap period for the CBP starting January 1, 2024, following the expiration of all Round 2021 contracts for OTS knee and back braces on December 31, 2023. The gap period commenced as anticipated. On November 28, 2025, CMS finalized updates to the CBP in the 2026 Final Rule, including revised bidding processes, changes to single payment amounts and bid limits, new product categories (such as CGMs and insulin pumps), a Remote Item Delivery competitive model, and changes to provider enrollment and accreditation requirements. In the 2026 Final Rule, CMS announced that CBP will resume in 2026, following applicable rulemaking and implementation activities. The current CBP timeline published by CMS contains, in relevant part, the following target dates: (1) late summer/early fall 2026 - bid window opens; (2) late summer/early fall 2027 - contracts awarded and single payment amounts announced; and (3) no later than January 1, 2028 - contracts and single payment amounts in effect, and the six-month transition period begins for beneficiaries to switch to contract suppliers. The resumption of the CBP could further alter reimbursement rates and payment methodologies for certain DME items beyond the current fee schedule framework.

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
HIPAA requires healthcare providers, including AdaptHealth, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed. The HITECH Act includes notification requirements for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations. HIPAA also provides for criminal penalties for certain violations.
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the CCPA gives California residents rights to access and delete their personal information and opt out of sharing or selling of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for protected health information, the regulators in California have started to bring enforcement actions against companies for failure to comply with the CCPA, and such trend may increase AdaptHealth’s compliance costs and potential liability. Similar comprehensive privacy laws have been enacted or proposed in more than twenty U.S. states.
Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require AdaptHealth to publish statements that describe how it handles personal information and rights provided to individuals to control the use of their personal information. If such notices that AdaptHealth publishes is considered untrue, it may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of Section 5 of the FTC Act.
Under the Federal CAN-SPAM Act, the TCPA and the Telemarketing Sales Rule and Medicare regulations, AdaptHealth is limited in the ways in which it can market and service its products and services by use of email, text or telephone marketing. The actual or alleged improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the TCPA, a federal statute that protects consumers from unwanted telephone calls, faxes and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Additionally, state regulators may determine that telephone calls to patients of AdaptHealth are subject to state telemarketing regulations. If AdaptHealth does not comply with existing or new laws and regulations related to telephone contacts or patient health information, it could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which AdaptHealth handles healthcare-related data and communicates with payors, and the cost of complying with these standards could be significant. The scope and interpretation of the laws that are or may be applicable to the delivery of consumer phone calls, emails and text messages are continuously evolving and developing. If AdaptHealth does not comply with these laws or regulations or if it becomes liable under these laws or regulations, it could face direct liability, could be required to change some portions of its business model, could face negative publicity and its business, financial condition and results of operations could be adversely affected. Even an unsuccessful challenge of AdaptHealth’s phone, email or SMS text practices are brought by consumers, regulatory authorities or other third parties could result in negative publicity and could require a costly response from and defense by AdaptHealth.
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

Governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on GHG emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. In October 2023, the state of California enacted SB-253, which mandates the disclosure of GHG emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act ("SB-261"), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. The agency tasked with implementation of these statutes, the California Air Resources Board, is expected to adopt regulations implementing these requirements in 2026, which may determine the scope of AdaptHealth's reporting obligations. Compliance with climate-

related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on AdaptHealth. At the present time, AdaptHealth cannot predict their potential effect on its capital expenditures or results of operations. These events and impacts could materially adversely affect AdaptHealth's business and results of operations.

Risks Related to Our Financial Condition
If AdaptHealth were required to write down all or part of its goodwill, its net earnings and net worth could be materially adversely affected.

AdaptHealth had $2.5 billion of goodwill recorded on its Consolidated Balance Sheets at December 31, 2025. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Goodwill is not amortized, rather, it is assessed at the reporting unit level for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected reporting unit revenue, operating results or cash flows, and sustained decreases in AdaptHealth’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. These triggering events might indicate a decline in AdaptHealth's fair value and would require AdaptHealth to further evaluate whether its goodwill has been impaired. If, as part of AdaptHealth’s annual review of goodwill, or if any triggering events are identified on an interim basis indicating a possible impairment of goodwill, AdaptHealth is required to write down all or a significant part of its goodwill, its net earnings and net worth would be materially adversely affected, which could affect AdaptHealth’s flexibility to obtain additional financing. In addition, if AdaptHealth’s assumptions used in preparing its valuations for purposes of impairment testing differ materially from actual future results, AdaptHealth may record impairment charges in the future and its operating results may be materially adversely affected. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value, and judgment about impairment triggering events. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates and discount rates. Several of these assumptions could vary among reporting units. The market approach is performed using the Guideline Public Companies method, which is based on earnings multiple data. AdaptHealth performs a reconciliation between its market capitalization and its estimate of the aggregate fair value of the reporting units, including consideration of an estimated control premium. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future.
In the fourth quarter of 2025, in connection with the Company's annual assessment of the recoverability of goodwill, AdaptHealth performed a quantitative goodwill impairment test for each of the Company's reporting units. The impairment test indicated that the estimated fair value of the Company's Diabetes Health reporting unit was less than its carrying value, and as such, AdaptHealth recognized a non-cash goodwill impairment charge of $128.0 million during the year ended December 31, 2025. While the Company's quantitative goodwill impairment test did not result in an impairment charge of the Company's Wellness at Home or Respiratory Health reporting units, based on the results of such test, the excess of the estimated fair value of the Wellness at Home reporting unit over its carrying value was less than 10%, and the excess of the estimated fair value of the Respiratory Health reporting unit over its carrying value was less than 20%. If, in future periods, AdaptHealth were to identify events that indicate a potential impairment of goodwill, AdaptHealth may be required to perform a goodwill impairment test at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.
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
Risks Related to Our Securities
We may not be able to effectively maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us or remediate material weaknesses.

As a public company, AdaptHealth is required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in AdaptHealth’s quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly. Further, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

As described in Item 9A. “Controls and Procedures,” we concluded that our internal control over financial reporting was effective as of December 31, 2025 and our independent registered public accounting firm has expressed an unqualified opinion on the operating effectiveness of our internal control over financial reporting as of December 31, 2025. As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the prior fiscal year, we concluded that our internal control over financial reporting was ineffective as of December 31, 2024 because a material weakness existed in our internal control over financial reporting. As described in Item 9A. “Controls and Procedures," such material weakness was remediated during 2025.

The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, and we may be unable to provide required financial information in a timely, accurate and reliable manner. In addition, we have incurred, and may incur, costs to remediate material weaknesses in our internal control over financial reporting.

If we are not able to implement internal controls and procedures in accordance with the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to conclude that our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock.
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
•our operating results failing to meet the expectations of securities analysts, investors or our guidance in a particular period;
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
•sales of substantial amounts of common stock by our directors, executive officers or significant stockholders, or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, prolonged government shutdowns, international currency fluctuations and acts of war or terrorism, including the ongoing war in Ukraine and conflict in the Middle East.
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

If AdaptHealth's board of directors authorize a share repurchase program, there can be no assurance as to the timing or amount of share repurchases, if any. If authorized by the board, shares may be repurchased from time to time on the open market, through privately negotiated transactions or otherwise, as permitted under Exchange Act Rule 10b-18. The timing and actual number of shares to be repurchased will depend upon market conditions and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

Certain of AdaptHealth's principal stockholders have significant influence over us.
As of December 31, 2025, OEP AHCO Investment Holdings, LLC and Deerfield Management Company, L.P. beneficially owned approximately 10% and 8% of AdaptHealth’s Common Stock, respectively. Additionally, Deerfield Management Company, L.P. beneficially owns 124,060.02 shares of Series B-1 Preferred Stock, which is convertible into 12,406,002 shares of Common Stock. As long as OEP AHCO Investment Holdings, LLC and/or Deerfield Management Company, L.P. own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our Charter, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

AdaptHealth has physical, technical, and administrative security measures in place for Information Technology ("IT") systems, including a disaster recovery plan, designed to identify, protect, detect and respond to, and manage reasonably foreseeable cybersecurity risks and threats. This cyber risk management program is integrated into, and is part of, our overall enterprise risk management processes. AdaptHealth leverages applicable guidelines from standards such as the National Institute of Standards and Technology (“NIST”) Special Publication 800, and its disaster recovery plan is managed by AdaptHealth’s Chief Technology Officer (the “CTO”), Chief Information Officer (the “CIO”) and Chief Information Security Officer (the “CISO”), in collaboration across lines of business and corporate functions. AdaptHealth has internal programs and procedures to identify and remediate vulnerabilities in its infrastructure and applications, and it deploys market leading defense tools to protect and secure its network and data. These vulnerabilities and threats are also proactively monitored by AdaptHealth’s third party cybersecurity service providers.

AdaptHealth’s security measures aim to detect and prevent cyber threats and vulnerabilities. This includes a vendor management and risk assessment program to ensure the third-party environments in which AdaptHealth’s data is stored or processed are built to standards sufficient to satisfy HIPAA security requirements. This includes a risk-based due diligence process in selecting third-party service providers. Such due diligence process covers reviewing the third-party vendor’s general IT controls and IT facilities used to service AdaptHealth’s business, which are essential to support AdaptHealth's compliance, internal controls and efficiency initiatives.

During the period covered by this report, AdaptHealth has not identified any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect AdaptHealth, including its business strategy, results of operations or financial condition. For further discussion on AdaptHealth’s risks from cybersecurity threats, see Item 1A, Risk Factors - “AdaptHealth’s business depends on its information systems, including software licensed from or hosted by third parties, and any failure or significant disruption or successful cyber-attack or security breaches on any of these systems, or unauthorized disclosure of or loss of data stored therein could materially affect our business, results of operations and financial condition.”
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
Item 2. Properties
We lease all of our offices and facilities. Our corporate headquarters currently consists of approximately 22,600 square feet in an office building located at 555 East North Lane, Suite 5075, Conshohocken, Pennsylvania 19428. In addition to our corporate headquarters, we lease facilities for our operating locations, billing centers, and other warehouse and office space. All facilities are leased pursuant to operating leases. We believe that our facilities are suitable and adequate for our current needs. We review our facility footprint on a regular basis and add locations as needed to support patient growth.
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
Our Common Stock is currently listed on Nasdaq under the symbol “AHCO.” As of February 20, 2026, there were 37 holders of record of shares of our Common Stock. Such number does not include beneficial owners holding our securities through nominee names.
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
Issuer Purchases of Equity Securities
There were no purchases of equity securities by us or any of our "affiliated purchasers," as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, during the quarter ended December 31, 2025.
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
Sleep Health
The Sleep Health segment provides sleep therapy equipment, supplies and related services (including continuous positive airway pressure and BiLevel services) to individuals for the treatment of obstructive sleep apnea.

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
The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of December 31, 2025, AdaptHealth serviced approximately 4.3 million patients annually in all 50 states through its network of approximately 640 locations in 48 states. The Company's principal executive offices are located at 555 East North Lane, Suite 5075, Conshohocken, Pennsylvania 19428.
Impact of Inflation
The cost to manufacture and distribute the equipment and products that AdaptHealth purchases from vendors and provides to patients is influenced by the cost of materials, labor, shipping, and transportation, including fuel costs. Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. Increases in inflation could impact the overall demand for AdaptHealth’s products and services, availability of materials, its costs for labor, equipment and products, shipping, warehousing and other operational overhead and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. Additionally, it is not certain whether AdaptHealth would be able to pass increased costs onto customers to offset inflationary pressures. AdaptHealth has experienced inflationary pressure and higher costs as a result of increased cost of materials, labor, shipping and transportation. Although there have been increases in inflation, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s mitigation efforts relating to these inflationary pressures include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescriptions, orders and delivery.
Key Components of Operating Results
Net Revenue. Net revenue is recognized for services and related products that AdaptHealth provides to patients for healthcare-at-home solutions including HME, medical supplies and related services. Revenues are recognized either at a point in time for the sale of supplies and consumables, over the service period for equipment rental (including, but not limited to, PAP machines, hospital beds, wheelchairs and other equipment), net of implicit price concessions for amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers, or in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements. Certain trends or uncertainties that may have a material impact on revenue growth and operating results include the Company's ability to obtain new at-risk capitation arrangements, new patient starts and to generate referrals from patient referral sources and the ability to meet the increased demand considering inflationary pressures.
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
Factors Affecting AdaptHealth’s Operating Results
AdaptHealth’s operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:
Goodwill Impairment
AdaptHealth has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions AdaptHealth has made. Goodwill is not amortized, rather, it is assessed at the reporting unit level for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected reporting unit revenue, operating results or cash flows, and sustained decreases in AdaptHealth's stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. AdaptHealth performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a qualitative or quantitative basis. AdaptHealth first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. Under the qualitative assessment, the Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If determined necessary, AdaptHealth applies the quantitative impairment test to identify and measure the amount of impairment, if any, by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If under the quantitative test the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value, and judgment about impairment triggering events. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates and discount rates. Several of these assumptions could vary among reporting units. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data. The Company performs a reconciliation between its market capitalization and its estimate of the aggregate fair value of the reporting units, including consideration of an estimated control premium. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future.
In the fourth quarter of 2025, in connection with the Company's annual assessment of the recoverability of goodwill, management performed a quantitative goodwill impairment test for each of the Company's reporting units. The fair value of the Company’s reporting units were computed using the methodology described above. The impairment test indicated that the estimated fair value of the Company's Diabetes Health reporting unit was less than its carrying value, and as such, the Company recognized a non-cash goodwill impairment charge of $128.0 million during the year ended December 31, 2025.
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
Gain on Sale of Businesses
During the year ended December 31, 2025, the Company closed the disposition of certain businesses that were included in its Wellness at Home segment. In connection with these transactions, the Company recognized total pre-tax gains of $32.6 million.
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
Total net revenue is comprised of net sales revenue, net revenue from fixed monthly equipment reimbursements, and net revenue from capitated revenue arrangements. Net sales revenue consists of revenue recognized at a point in time for the sale of supplies and consumables. Net revenue from fixed monthly equipment reimbursements consists of revenue recognized over the service period for equipment (including, but not limited to, PAP machines, oxygen concentrators, ventilators, hospital beds, wheelchairs and other equipment). Net revenue from capitated revenue arrangements consists of revenue recognized in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements. AdaptHealth’s revenue recognized under its capitation arrangements for the year ended December 31, 2023 is included in net sales revenue and net revenue from fixed monthly equipment reimbursements by segment in the tables below, which was immaterial for that period.

	Three Months Ended
Net Revenue	March 31, 2025		June 30, 2025		September 30, 2025		December 31, 2025
(in thousands, except revenue percentages)	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue:
Sleep Health	$241,171	31.0%	$254,593	31.8%	$265,995	32.4%	$278,627	32.9%	$1,040,386	32.1%
Respiratory Health	8,261	1.1%	7,826	1.0%	8,997	1.1%	8,411	1.0%	33,495	1.0%
Diabetes Health	134,386	17.3%	140,544	17.6%	145,316	17.7%	153,444	18.1%	573,690	17.7%
Wellness at Home	111,704	14.3%	101,752	12.7%	85,974	10.5%	84,011	9.9%	383,441	11.8%
Total net sales revenue	$495,522	63.7%	$504,715	63.1%	$506,282	61.7%	$524,493	61.9%	$2,031,012	62.6%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$67,541	8.7%	$73,292	9.2%	$81,792	10.0%	$86,159	10.2%	$308,784	9.5%
Respiratory Health	142,174	18.3%	148,827	18.6%	154,228	18.8%	156,277	18.5%	601,506	18.5%
Diabetes Health	2,834	0.4%	2,992	0.4%	3,275	0.4%	3,475	0.4%	12,576	0.4%
Wellness at Home	36,986	4.7%	39,476	4.8%	43,194	5.2%	43,619	5.2%	163,275	5.0%
Total net revenue from fixed monthly equipment reimbursements	$249,535	32.1%	$264,587	33.0%	$282,489	34.4%	$289,530	34.3%	$1,086,141	33.4%

Net revenue from capitated revenue arrangements:
Sleep Health	$7,639	1.0%	$6,804	0.9%	$7,049	0.9%	$7,485	0.9%	$28,977	0.9%
Respiratory Health	15,046	1.9%	13,797	1.7%	13,771	1.7%	13,545	1.6%	56,159	1.7%
Diabetes Health	1,624	0.2%	1,425	0.2%	1,484	0.2%	1,614	0.2%	6,147	0.2%
Wellness at Home	8,516	1.1%	9,044	1.1%	9,239	1.1%	9,622	1.1%	36,421	1.2%
Total net revenue from capitated revenue arrangements	$32,825	4.2%	$31,070	3.9%	$31,543	3.9%	$32,266	3.8%	$127,704	4.0%

Total net revenue:
Sleep Health	$316,351	40.7%	$334,689	41.8%	$354,836	43.3%	$372,271	44.0%	$1,378,147	42.5%
Respiratory Health	165,481	21.3%	170,450	21.3%	176,996	21.6%	178,233	21.1%	691,160	21.2%
Diabetes Health	138,844	17.9%	144,961	18.1%	150,075	18.3%	158,533	18.7%	592,413	18.3%
Wellness at Home	157,206	20.1%	150,272	18.8%	138,407	16.8%	137,252	16.2%	583,137	18.0%
Total net revenue	$777,882	100.0%	$800,372	100.0%	$820,314	100.0%	$846,289	100.0%	$3,244,857	100.0%

	Three Months Ended
Net Revenue	March 31, 2024		June 30, 2024		September 30, 2024		December 31, 2024
(in thousands, except revenue percentages)	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue:
Sleep Health	$237,592	30.0%	$242,526	30.1%	$246,895	30.6%	$265,319	31.0%	$992,332	30.4%
Respiratory Health	7,905	1.0%	8,033	1.0%	8,307	1.0%	8,443	1.0%	32,688	1.0%
Diabetes Health	146,979	18.5%	147,260	18.3%	137,099	17.0%	167,108	19.5%	598,446	18.4%
Wellness at Home	113,664	14.4%	118,586	14.7%	118,392	14.8%	116,663	13.6%	467,305	14.3%
Total net sales revenue	$506,140	63.9%	$516,405	64.1%	$510,693	63.4%	$557,533	65.1%	$2,090,771	64.1%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$80,690	10.2%	$82,053	10.2%	$81,530	10.1%	$83,456	9.7%	$327,729	10.1%
Respiratory Health	137,232	17.3%	138,898	17.2%	140,930	17.5%	141,469	16.5%	558,529	17.1%
Diabetes Health	2,279	0.3%	2,383	0.3%	2,437	0.3%	2,605	0.3%	9,704	0.3%
Wellness at Home	34,137	4.3%	34,992	4.3%	37,418	4.7%	37,548	4.4%	144,095	4.4%
Total net revenue from fixed monthly equipment reimbursements	$254,338	32.1%	$258,326	32.0%	$262,315	32.6%	$265,078	30.9%	$1,040,057	31.9%

Net revenue from capitated revenue arrangements:
Sleep Health	$7,052	0.9%	$6,976	0.9%	$7,379	0.9%	$7,745	0.9%	$29,152	0.9%
Respiratory Health	15,126	1.9%	14,455	1.8%	14,942	1.9%	15,410	1.8%	59,933	1.8%
Diabetes Health	1,598	0.2%	1,546	0.2%	1,536	0.2%	1,580	0.2%	6,260	0.2%
Wellness at Home	8,243	1.0%	8,267	1.0%	8,993	1.0%	9,299	1.1%	34,802	1.1%
Total net revenue from capitated revenue arrangements	$32,019	4.0%	$31,244	3.9%	$32,850	4.0%	$34,034	4.0%	$130,147	4.0%

Total net revenue
Sleep Health	$325,334	41.1%	$331,555	41.2%	$335,804	41.6%	$356,520	41.6%	$1,349,213	41.4%
Respiratory Health	160,263	20.2%	161,386	20.0%	164,179	20.4%	165,322	19.3%	651,150	19.9%
Diabetes Health	150,856	19.0%	151,189	18.8%	141,072	17.5%	171,293	20.0%	614,410	18.9%
Wellness at Home	156,044	19.7%	161,845	20.0%	164,803	20.5%	163,510	19.1%	646,202	19.8%
Total net revenue	$792,497	100.0%	$805,975	100.0%	$805,858	100.0%	$856,645	100.0%	$3,260,975	100.0%

	Three Months Ended
Net Revenue	March 31, 2023		June 30, 2023		September 30, 2023		December 31, 2023
(in thousands, except revenue percentages)	$	%	$	%	$	%	$	%	Total $	%
	(Unaudited)
Net sales revenue:
Sleep Health	$223,007	29.9%	$225,364	28.4%	$242,113	30.1%	$256,619	29.9%	$947,103	29.6%
Respiratory Health	7,839	1.1%	8,076	1.0%	10,632	1.3%	18,672	2.2%	45,219	1.4%
Diabetes Health	142,544	19.1%	165,021	20.8%	157,328	19.6%	182,538	21.3%	647,431	20.2%
Wellness at Home	118,865	16.0%	123,172	15.6%	122,052	15.2%	127,460	14.8%	491,549	15.4%
Total net sales revenue	$492,255	66.1%	$521,633	65.8%	$532,125	66.2%	$585,289	68.2%	$2,131,302	66.6%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$80,922	10.9%	$86,783	10.9%	$88,596	11.0%	$88,310	10.3%	$344,611	10.8%
Respiratory Health	134,723	18.1%	145,889	18.4%	143,752	17.9%	144,980	16.9%	569,344	17.8%
Diabetes Health	3,831	0.5%	3,886	0.5%	2,609	0.3%	2,282	0.3%	12,608	0.4%
Wellness at Home	32,895	4.4%	35,095	4.4%	36,949	4.6%	37,373	4.3%	142,312	4.4%
Total net revenue from fixed monthly equipment reimbursements	$252,371	33.9%	$271,653	34.2%	$271,906	33.8%	$272,945	31.8%	$1,068,875	33.4%

Total net revenue
Sleep Health	$303,929	40.8%	$312,147	39.3%	$330,709	41.1%	$344,929	40.2%	$1,291,714	40.4%
Respiratory Health	142,562	19.2%	153,965	19.4%	154,384	19.2%	163,652	19.1%	614,563	19.2%
Diabetes Health	146,375	19.6%	168,907	21.3%	159,937	19.9%	184,820	21.6%	660,039	20.6%
Wellness at Home	151,760	20.4%	158,267	20.0%	159,001	19.8%	164,833	19.1%	633,861	19.8%
Total net revenue	$744,626	100.0%	$793,286	100.0%	$804,031	100.0%	$858,234	100.0%	$3,200,177	100.0%

Consolidated Results of Operations
Comparison of Year Ended December 31, 2025 and Year Ended December 31, 2024.
The following table summarizes AdaptHealth’s consolidated results of operations for the years ended December 31, 2025 and 2024:

(in thousands, except percentages)	Year Ended December 31,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
	(Unaudited)
Net revenue	$3,244,857	100.0%	$3,260,975	100.0%	$(16,118)	(0.5)%
Costs and expenses:
Cost of net revenue	2,635,658	81.2%	2,579,882	79.1%	55,776	2.2%
General and administrative expenses	382,293	11.8%	359,238	11.0%	23,055	6.4%
Depreciation and amortization, excluding patient equipment depreciation	40,640	1.3%	45,045	1.4%	(4,405)	(9.8)%
Goodwill impairment	127,995	3.9%	13,078	0.4%	114,917	878.7%
Total costs and expenses	3,186,586	98.2%	2,997,243	91.9%	189,343	6.3%
Gain on sale of businesses	(32,602)	(1.0)%	—	—%	(32,602)	—%
Operating income	90,873	2.8%	263,732	8.1%	(172,859)	(65.5)%
Interest expense, net	105,753	3.3%	126,668	3.9%	(20,915)	(16.5)%
Change in fair value of warrant liability	—	—%	(4,021)	(0.1)%	4,021	(100.0)%
Loss on extinguishment of debt	—	—%	2,273	0.1%	(2,273)	(100.0)%
Other loss, net	274	—%	2,793	0.1%	(2,519)	(90.2)%
(Loss) income before income taxes	(15,154)	(0.5)%	136,019	4.1%	(151,173)	(111.1)%
Income tax expense	50,884	1.6%	41,239	1.2%	9,645	23.4%
Net (loss) income	(66,038)	(2.1)%	94,780	2.9%	(160,818)	(169.7)%
Income attributable to noncontrolling interests	4,756	0.1%	4,358	0.1%	398	9.1%
Net (loss) income attributable to AdaptHealth Corp.	$(70,794)	(2.2)%	$90,422	2.8%	$(161,216)	(178.3)%
Net Revenue.
Change in Methodology for Reporting Net Revenue Change Drivers
Beginning with the quarter ended September 30, 2025, AdaptHealth has changed how it presents the drivers that contribute to the change in net revenue between periods. AdaptHealth now presents:
(a) Organic revenue: All changes in reported net revenue from the comparable period presented excluding the impacts from acquisition (b) and disposition (c).
(b) Acquisition: The change in net revenue attributable to businesses and/or assets AdaptHealth has owned for less than one year based on the month of acquisition, excluding the acquisition of equipment from previous providers to facilitate the transition of patients related to newly awarded at-risk capitated contracts, since the revenue related to these agreements is earned organically.

(c) Disposition: Net revenue generated in the comparative prior year period from divested product lines, services, and/or businesses for which there is no revenue recognized in the comparative months within the current period presented.
This revised presentation eliminates the “change from non-acquired” driver previously reported. The “change from non-acquired” driver represented the change in net revenue excluding the impact of revenue of businesses and/or assets AdaptHealth owned for less than one year based on the month of acquisition. This revised presentation replaces the “change from non-acquired” driver by separating the unique drivers of change for “dispositions” and “organic,” where “organic” excludes acquisitions and also excludes the impact of dispositions. Since there is no revenue generated from a divested business subsequent to the date of disposition, the impact to the change in net revenue will exist for only one year from the date of disposition. The “organic” driver measures how AdaptHealth changes organically—that is, within its existing operations using its own resources. The change in net revenue from organic revenue is reported as organic revenue as a percentage of prior period total reported net revenue. As a result of the increased impact on net revenue from recent disposition activity, AdaptHealth believes separating the “organic” and “disposition” drivers provides appropriate visibility into revenue trends and more closely aligns with how management currently evaluates the business subsequent to the increased disposition activity.
This revised presentation has no impact on AdaptHealth's historically reported U.S. GAAP net revenues for any period.
The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Year Ended December 31,
	Variance 2025 vs. 2024
(in thousands, except percentages)	$	%
	(Unaudited)
Revenue change driver:
Organic revenue (a)	$56,857	1.7%
Acquisition (b)	19,452	0.6%
Disposition (c)	(92,427)	(2.8)%
Total change in net revenue	$(16,118)	(0.5)%
(a) All changes in reported net revenue from the comparable period presented excluding the impacts from acquisition (b) and disposition (c).
(b) The change in net revenue attributable to businesses and/or assets AdaptHealth has owned for less than one year based on the month of acquisition, excluding the acquisition of equipment from previous providers to facilitate the transition of patients related to newly awarded at-risk capitated contracts, since the revenue related to these agreements is earned organically.
(c) Net revenue generated in the comparative prior year period from divested product lines, services, and/or businesses for which there is no revenue recognized in the comparative months within the current period presented.
Net revenue from AdaptHealth's Sleep Health segment increased by $28.9 million, or 2.1%, for the year ended December 31, 2025 compared to the prior year period, primarily due to an increase in sleep sales revenue primarily from higher patient census from sales of PAP resupply products, partially offset by a decrease in net revenue from fixed monthly equipment reimbursements from lower sleep rental products. Net revenue from AdaptHealth's Respiratory Health segment increased by $40.0 million, or 6.1%, for the year ended December 31, 2025 compared to the prior year period, primarily due to higher fixed monthly equipment reimbursements from higher patient census for oxygen equipment products. Net revenue from AdaptHealth's Diabetes Health segment decreased by $22.0 million, or 3.6%, for the year ended December 31, 2025 compared to the prior year period, primarily due to a shift in payor mix from commercial insurance to government payors, partially offset by growth in patient census for insulin pumps and supplies. Net revenue from AdaptHealth's Wellness at Home segment decreased by $63.1 million, or 9.8% for the year ended December 31, 2025 compared to the prior year period, primarily due to decreased revenues from the disposition of certain incontinence and infusion businesses during 2025, and to a lesser extent, the disposition of certain custom rehab technology assets during

2024, which combined reduced net revenue by $92.4 million, partially offset by increased revenues primarily from HME products within this segment.
For the year ended December 31, 2025, net sales revenue comprised 62.6% of total net revenue, compared to 64.1% of total net revenue for the year ended December 31, 2024. For the year ended December 31, 2025, net revenue from fixed monthly equipment reimbursements comprised 33.4% of total net revenue, compared to 31.9% of total net revenue for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, net revenue from capitated revenue arrangements comprised 4.0% of total net revenue.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the years ended December 31, 2025 and 2024:

(in thousands, except percentages)	Year Ended December 31,
	2025		2024
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
(Unaudited)
Costs of net revenue:
Cost of products and supplies	$1,294,423	39.9%	$1,288,162	39.5%	$6,261	0.5%
Salaries, labor and benefits	750,309	23.1%	730,597	22.4%	19,712	2.7%
Patient equipment depreciation	341,287	10.5%	320,289	9.8%	20,998	6.6%
Rent and occupancy	74,391	2.3%	71,874	2.2%	2,517	3.5%
Other operating expenses	175,248	5.4%	168,960	5.2%	6,288	3.7%
Total cost of net revenue	$2,635,658	81.2%	$2,579,882	79.1%	$55,776	2.2%
Cost of net revenue for the years ended December 31, 2025 and 2024 was $2,635.7 million and $2,579.9 million, respectively, an increase of $55.8 million or 2.2%. Refer to the section below titled “Segment Results of Operations” for a discussion of the changes in cost of products and supplies, salaries, labor and benefits, and rent and other operating expenses. Patient equipment depreciation increased by $21.0 million, primarily due to higher fixed monthly equipment reimbursements and higher medical equipment prices, as well as accelerated depreciation on certain respiratory equipment resulting from a change in the estimated useful life of the assets.
General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2025 and 2024 were $382.3 million and $359.2 million, respectively, an increase of $23.1 million or 6.4%. This increase is primarily due to higher legal settlement costs, equity-based compensation, software costs, and salaries, labor and benefits, partially offset by lower severance charges.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the years ended December 31, 2025 and 2024 was $40.6 million and $45.0 million, respectively, a decrease of $4.4 million, primarily related to lower depreciation expense from owned delivery vehicles and lower intangible amortization expense.
Goodwill Impairment. AdaptHealth performed a quantitative goodwill impairment test for each of its reporting units during the fourth quarter of 2025. The impairment test indicated that the estimated fair value of AdaptHealth's Diabetes Health reporting unit was less than its carrying value, and as such, AdaptHealth recognized a non-cash goodwill impairment charge of $128.0 million during the year ended December 31, 2025. The non-cash goodwill impairment charge for the year ended December 31, 2024 related to the disposition of certain immaterial custom rehab technology assets during 2024. See Note 7, Goodwill and Identifiable Intangible Assets, for additional details.
Gain on sale of businesses. The gain on sale of businesses for the year ended December 31, 2025 primarily relates to the disposition of certain incontinence and infusion businesses within AdaptHealth's Wellness at Home segment. See Note 4, Disposals, for additional information.
Interest Expense, net. Interest expense, net for the years ended December 31, 2025 and 2024 was $105.8 million and $126.7 million, respectively, a decrease of $20.9 million. Interest expense related to AdaptHealth's credit agreement decreased by $23.6 million in 2025 compared to 2024 as a result of lower average outstanding borrowings in 2025 compared to 2024 as well as lower interest rates. This decrease was partially offset by an increase of $0.4 million related to AdaptHealth's finance leases in 2025 compared to 2024. In addition, the impact from AdaptHealth's interest rate swap agreements reduced interest expense by $3.3 million and $6.3 million in 2025 and 2024, respectively.
Change in Fair Value of Warrant Liability. AdaptHealth had outstanding warrants to purchase shares of Common Stock, as discussed in Note 13, Stockholders' Equity – Warrants, to the accompanying December 31, 2025 consolidated financial statements. These warrants were liability-classified, and the change in fair value of the warrant liability represented a non-cash gain in the year ended December 31, 2024 for the change in the estimated fair value of such liability during such period. These warrants expired on November 8, 2024.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the year ended December 31, 2024 consisted of lender fees and the write-off of unamortized deferred financing costs in connection with AdaptHealth refinancing its credit facility in 2024.
Other loss, net. Other loss, net for the years ended December 31, 2025 and 2024 consisted of immaterial items.
Income Tax Expense. Income tax expense for the years ended December 31, 2025 and 2024 was $50.9 million and $41.2 million, respectively. Income tax expense increased primarily due to gains recognized on the disposition of certain incontinence and infusion businesses within the Wellness at Home segment. See Note 4, Disposals, to the accompanying December 31, 2025 consolidated financial statements for additional details. Additionally, the Company recognized a $10.1 million and $1.0 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges of $128.0 million and $13.1 million recognized during the years ended December 31, 2025 and 2024, respectively. See Note 7, Goodwill and Identifiable Intangible Assets, to the accompanying December 31, 2025 consolidated financial statements for additional details.
Comparison of Year Ended December 31, 2024 and Year Ended December 31, 2023.
For a comparison of AdaptHealth's results of operations for the years ended December 31, 2024 and 2023, see "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" of AdaptHealth's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
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
Organic revenue is defined as all changes in reported net revenues from the comparable period presented, excluding: (1) increases in net revenue in the current period from acquisitions attributable to businesses and/or assets AdaptHealth has owned for less than one year based on the month of acquisition, excluding the acquisition of equipment from previous providers to facilitate the transition of patients related to newly awarded at-risk capitated contracts, since the revenue related to these agreements is earned organically (“Acquisition”); and (2) decreases in net revenue from dispositions existing in the prior period from divested product lines, services, and/or businesses for which there is no revenue recognized in the current period (“Disposition”).
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
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity-based compensation expense, change in fair value of the warrant liability, goodwill impairment, loss on extinguishment of debt, litigation settlement expense, gain on sale of businesses, and other non-recurring items of expense or income.
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
The following unaudited table presents the reconciliation of net (loss) income attributable to AdaptHealth Corp., to EBITDA and Adjusted EBITDA, and the reconciliation of net (loss) income attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net (loss) income attributable to AdaptHealth Corp.	$(70,794)	(2.2)%	$90,422	2.8%	$(678,895)	(21.2)%
Income attributable to noncontrolling interest	4,756	0.1%	4,358	0.1%	4,115	0.1%
Interest expense, net	105,753	3.3%	126,668	3.9%	130,299	4.1%
Income tax expense	50,884	1.6%	41,239	1.3%	(49,004)	(1.5)%
Depreciation and amortization, including patient equipment depreciation	381,927	11.8%	365,334	11.1%	382,783	12.0%
EBITDA	472,526	14.6%	628,021	19.2%	(210,702)	(6.5)%
Equity-based compensation expense (a)	21,876	0.7%	14,880	0.5%	22,468	0.7%
Change in fair value of warrant liability (b)	—	—%	(4,021)	(0.1)%	(34,482)	(1.1)%
Goodwill impairment (c)	127,995	3.9%	13,078	0.4%	830,787	26.0%
Loss on extinguishment of debt (d)	—	—%	2,273	0.1%	—	—%
Litigation settlement expense (e)	1,000	—%	3,338	0.1%	25,140	0.8%
Gain on sale of businesses (f)	(32,602)	(1.0)%	—	—%	—	—%
Other non-recurring expenses, net (g)	25,886	0.8%	31,088	0.9%	37,584	1.1%
Adjusted EBITDA	$616,681	19.0%	$688,657	21.1%	$670,795	21.0%
Adjusted EBITDA Margin		19.0%		21.1%		21.0%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.

(b)Represents non-cash gains for the changes in the estimated fair value of the warrant liability. The warrants expired on November 8, 2024.
(c)The 2025 period includes a non-cash goodwill impairment charge as a result of the fair value of the Company's Diabetes Health reporting unit being less than its carrying value. The 2024 period includes non-cash goodwill impairment charges relating to an immaterial business disposal during 2024. The 2023 period includes non-cash goodwill impairment charges as a result of the fair value of the Company’s reporting unit at that time being less than its carrying value. See Note 7, Goodwill and Identifiable Intangible Assets, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2025 for additional discussion of such impairment charges.
(d)Represents lender fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 12, Debt, included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2025 for additional discussion of such refinancing.
(e)The expense in 2025 represents the estimated amount expected to be funded by the Company relating to a previously disclosed securities settlement. See Note 18, Commitments and Contingencies, to the accompanying December 31, 2025 consolidated financial statements for additional details. The expense in 2024 includes a $2.4 million charge for the change in fair value of the shares of Common Stock of the Company that were issued in July 2024 following final court approval of a previously disclosed securities settlement, as well as an expense of $0.9 million to settle a shareholder derivative complaint. The expense in 2023 includes a charge relating to a previously disclosed securities settlement, net of contributions from the Company’s insurers.
(f)Represents pre-tax gains primarily associated with the disposition of certain incontinence and infusion businesses within the Company's Wellness at Home segment. See Note 4, Disposals, for additional information.
(g)The 2025 period consists of $10.7 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $2.6 million of transaction costs associated with acquisitions, $2.6 million of consulting expenses associated with a reorganization project, $2.4 million of consulting expenses associated with systems implementation activities, $1.6 million of expenses associated with securities litigation, $1.2 million write-off of assets, $1.2 million of severance charges, and $3.6 million of other non-recurring expenses. The 2024 period consists of $13.9 million of consulting expenses associated with systems implementation activities, $4.5 million of consulting expenses associated with asset dispositions, $4.2 million of expenses associated with litigation, $3.9 million of severance charges (primarily related to the separation of the Company's former President), $2.7 million write-down of assets, and $1.9 million of other non-recurring expenses. The 2023 period consists of $13.9 million of expenses associated with litigation, $7.1 million of severance charges (of which $2.9 million relates to the separation of the Company's former CEO), $5.6 million of consulting expenses associated with systems implementation activities, $5.2 million of consulting expenses associated with cost savings initiatives, $4.8 million of lease termination costs associated with a cost management program, $1.0 million of transaction costs and expenses related to integration efforts related to acquisitions, $0.9 million of net impairments of operating lease right-of-use assets as a result of vacating the leased facilities, and $1.6 million of other non-recurring expenses, offset by income of $2.5 million related to changes in the Company's estimated TRA liability.
Segment Results of Operations
Comparison of Year Ended December 31, 2025 and Year Ended December 31, 2024.
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

The following table summarizes the performance of the Company’s reportable segments for the years ended December 31, 2025 and 2024:

(in thousands)	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Consolidated Totals (a)
2025
Net revenue	$1,378,147	$691,160	$592,413	$583,137	$3,244,857
Adjusted EBITDA	310,559	209,749	26,073	70,300	616,681
2024
Net revenue	1,349,213	651,150	614,410	646,202	3,260,975
Adjusted EBITDA	348,744	200,112	60,525	79,276	688,657
(a)     See Note 6, Segment Information, in the accompanying notes to the consolidated financial statements for the year ended December 31, 2025 for a reconciliation of consolidated Adjusted EBITDA to consolidated income (loss) before income taxes.
Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the years ended December 31, 2025 and 2024:

			Increase/(Decrease)
	Year Ended December 31,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
Net revenue	$1,378,147	$1,349,213	$28,934	2.1%
Less:
Cost of products and supplies (1)	445,098	424,388	20,710	4.9%
Labor cost (1)	347,356	321,194	26,162	8.1%
Other operating expenses (1)	134,734	126,761	7,973	6.3%
Other segment items (2)	140,400	128,126	12,274	9.6%
Adjusted EBITDA	$310,559	$348,744	$(38,185)	(10.9)%
Adjusted EBITDA Margin	22.5%	25.8%

Patient equipment depreciation	$157,868	$161,911	$(4,043)	(2.5)%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the consolidated financial statements for the year ended December 31, 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Sleep Health segment increased by $28.9 million, or 2.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to an increase in sleep sales revenue primarily from higher patient census from sales of PAP resupply products, partially offset by a decrease in net revenue from fixed monthly equipment reimbursements from lower sleep rental products.
Adjusted EBITDA
Adjusted EBITDA from the Sleep Health segment decreased by $38.2 million or 10.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to higher net revenue from a shift in product mix (as discussed above), which was offset by increased costs and expenses. The increase in the cost of products and supplies was primarily due to an increase in sales revenue and general inflationary cost increases. The increase in labor cost was primarily due to merit and inflationary increases as well as increases in benefits costs. The increase in other operating expenses was primarily due to higher distribution-related expenses and software costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the years ended December 31, 2025 and 2024:

			Increase/(Decrease)
	Year Ended December 31,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
Net revenue	$691,160	$651,150	$40,010	6.1%
Less:
Cost of products and supplies (1)	132,534	119,865	12,669	10.6%
Labor cost (1)	216,002	210,701	5,301	2.5%
Other operating expenses (1)	60,621	54,300	6,321	11.6%
Other segment items (2)	72,254	66,172	6,082	9.2%
Adjusted EBITDA	$209,749	$200,112	$9,637	4.8%
Adjusted EBITDA Margin	30.3%	30.7%

Patient equipment depreciation	$127,415	$95,546	$31,869	33.4%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the consolidated financial statements for the year ended December 31, 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Respiratory Health segment increased by $40.0 million, or 6.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to higher fixed monthly equipment reimbursements from higher patient census for oxygen equipment products.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment increased by $9.6 million, or 4.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to higher net revenue (as discussed above), partially offset by increased costs and expenses. The increase in cost of products and supplies was primarily due to credits received from a supplier during 2024 related to certain product recalls which were recognized as a reduction to the cost of products and supplies during the year ended December 31, 2024, as well as higher patient census for oxygen equipment products and general inflationary cost increases. The increase in labor cost was primarily due to merit and inflationary increases as well as increases in benefits costs. The increase in other operating expenses was primarily due to higher distribution-related expenses and software costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.

Diabetes Health Segment
The following table summarizes the Diabetes Health segment’s performance for the years ended December 31, 2025 and 2024:

			Increase/(Decrease)
	Year Ended December 31,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
Net revenue	$592,413	$614,410	$(21,997)	(3.6)%
Less:
Cost of products and supplies (1)	442,435	434,808	7,627	1.8%
Labor cost (1)	52,849	50,776	2,073	4.1%
Other operating expenses (1)	8,387	9,588	(1,201)	(12.5)%
Other segment items (2)	62,669	58,713	3,956	6.7%
Adjusted EBITDA	$26,073	$60,525	$(34,452)	(56.9)%
Adjusted EBITDA Margin	4.4%	9.9%

Patient equipment depreciation	$9,540	$8,185	$1,355	16.6%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the consolidated financial statements for the year ended December 31, 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Diabetes Health segment decreased by $22.0 million, or 3.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a shift in payor mix from commercial insurance to government payors, partially offset by growth in patient census for insulin pumps and supplies.
Adjusted EBITDA
Adjusted EBITDA from the Diabetes Health segment decreased by $34.5 million, or 56.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to lower net revenue (as discussed above), and to a lesser extent, increased costs and expenses. The increase in the cost of products and supplies was primarily due to growth in patient census for insulin pumps and supplies, and general inflationary cost increases. The increase in labor cost was primarily due to merit and inflationary increases as well as increases in benefits costs. The decrease in other operating expenses was primarily due to lower rent and occupancy costs, partially offset by higher distribution-related expenses and software costs.

Wellness at Home Segment
The following table summarizes the Wellness at Home segment’s performance for the years ended December 31, 2025 and 2024:

			Increase/(Decrease)
	Year Ended December 31,		2025 vs. 2024
(in thousands, except percentages)	2025	2024	Dollars	Percentage
Net revenue	$583,137	$646,202	$(63,065)	(9.8)%
Less:
Cost of products and supplies (1)	274,356	309,101	(34,745)	(11.2)%
Labor cost (1)	130,003	144,335	(14,332)	(9.9)%
Other operating expenses (1)	44,868	47,767	(2,899)	(6.1)%
Other segment items (2)	63,610	65,723	(2,113)	(3.2)%
Adjusted EBITDA	$70,300	$79,276	$(8,976)	(11.3)%
Adjusted EBITDA Margin	12.1%	12.3%

Patient equipment depreciation	$46,464	$54,647	$(8,183)	(15.0)%
(1)     Represents the significant segment expense categories disclosed in Note 6, Segment Information, in the accompanying notes to the consolidated financial statements for the year ended December 31, 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Wellness at Home segment decreased by $63.1 million, or 9.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to decreased revenues from the disposition of certain incontinence and infusion businesses during 2025, and to a lesser extent, the disposition of certain custom rehab technology assets during 2024, which combined reduced net revenue by $92.4 million, partially offset by increased revenues primarily from HME products within this segment.
Adjusted EBITDA
Adjusted EBITDA from the Wellness at Home segment decreased by $9.0 million, or 11.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to lower net revenue (as discussed above), partially offset by lower costs and expenses. The decrease in total costs and expenses is primarily due to the disposition of certain incontinence and infusion businesses during 2025, and to a lesser extent, the disposition of certain custom rehab technology assets in the third quarter of 2024, partially offset by general inflationary cost increases.
Comparison of Year Ended December 31, 2024 and Year Ended December 31, 2023.
For a comparison of segment results of operations for the years ended December 31, 2024 and 2023, see "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" of AdaptHealth's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
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
AdaptHealth’s capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set-up.
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
As of December 31, 2025, AdaptHealth had approximately $106.1 million of cash.
In September 2024, AdaptHealth entered into an amendment to its existing credit agreement (as amended, the "2024 Credit Agreement"). The 2024 Credit Agreement included a $650 million term loan (the “2024 Term Loan”) and $300 million in revolving credit commitments with a $55 million letter of credit sublimit (the “2024 Revolver”, and together with the 2024 Term Loan, the "2024 Credit Facility"). The 2024 Credit Facility matures in September 2029. However, if the 6.125% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2027, then the 2024 Credit Facility will mature on May 1, 2028; and, if the 4.625% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2028, then the 2024 Credit Facility will mature on May 1, 2029. As of December 31, 2025, the outstanding borrowing under the 2024 Term Loan require quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance is due in September 2029. During the years ended December 31, 2025 and 2024, AdaptHealth made voluntary repayments on the 2024 Term Loan totaling $218.8 million and $95.9 million, respectively. At December 31, 2025 and 2024, there was $315.0 million and $550.0 million, respectively, outstanding under the 2024 Term Loan. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. At December 31, 2025, there was $26.3 million outstanding under letters of credit. Subsequent to December 31, 2025, the Company borrowed $100.0 million under the 2024 Revolver for working capital and other general corporate purposes. As of the date of this filing, there was $100.0 million of outstanding borrowings under the 2024 Revolver. At December 31, 2025, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount AdaptHealth could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $273.7 million.

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
Under the 2024 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the 2024 Credit Agreement as of December 31, 2025.
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
At December 31, 2025, AdaptHealth had $1,435.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, AdaptHealth issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In July 2020, AdaptHealth issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the “6.125% Senior Notes”). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year. The 6.125% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2025 is 101.021% and (ii) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. In November 2025 and January 2026, the Company repurchased $15.0 million and $10.0 million aggregate principal amount of the 6.125% Senior Notes at an average price of 100.253% and 100.800% of such principal amounts, respectively, through open market transactions.
On July 4, 2025, the President signed the One Big Beautiful Bill Act (the "OBBBA") into law. The tax law changes under the OBBBA reduced AdaptHealth’s 2025 estimated cash income tax liability, resulting in a $29.2 million current income tax receivable, which is included in prepaid and other current assets in the accompanying consolidated balance sheets as of December 31, 2025. The majority of AdaptHealth’s income tax receivable relates to federal and state corporate income tax refunds, $10.0 million of which was received in January 2026. The remaining refunds are expected to be received in 2026.
As of December 31, 2025 and 2024, AdaptHealth had working capital of $16.5 million and $188.8 million, respectively. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.
Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
	(Unaudited)
Net cash provided by operating activities	$601,771	$541,839	$480,666
Net cash used in investing activities	(303,190)	(310,275)	(357,278)
Net cash used in financing activities	(302,192)	(198,949)	(92,528)
Net (decrease) increase in cash	(3,611)	32,615	30,860
Cash at beginning of period	109,747	77,132	46,272
Cash at end of period	$106,136	$109,747	$77,132
Net cash provided by operating activities for the years ended December 31, 2025 and 2024 was $601.8 million and $541.8 million, respectively, an increase of $60.0 million. The increase was the result of a $160.8 million decrease in net income (loss), a net increase of $128.1 million in non-cash charges, primarily from a goodwill impairment charge, depreciation and amortization, deferred income taxes, and the reduction in the carrying amount of operating and finance lease right-of-use assets, and a net $92.7 million increase resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory, accounts payable and accrued expenses, and income tax receivables.
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
Net cash used in investing activities for the years ended December 31, 2025, 2024 and 2023 was $303.2 million, $310.3 million and $357.3 million, respectively. The use of funds in 2025 primarily consisted of $382.4 million for equipment and other fixed asset purchases, $42.4 million for business acquisitions, partially offset by $120.4 million of proceeds from the sale of businesses. The use of funds in 2024 consisted of $306.1 million for equipment and other fixed asset purchases, $9.5 million for business acquisitions, partially offset by $5.3 million of proceeds from the sale of assets. The use of funds in 2023 consisted of $337.5 million for equipment and other fixed asset purchases, $19.7 million for business acquisitions, and $0.1 million for other investments.
Net cash used in financing activities for 2025 was $302.2 million and primarily consisted of repayments of $268.5 million on long-term debt and finance lease liabilities, payments of $25.0 million in connection with the Company's liability relating to the TRA, payments of $7.0 million for distributions to the noncontrolling interest, and payments of $2.7 million for tax withholdings associated with equity-based compensation, partially offset by proceeds of $1.2 million in connection with the employee stock purchase plan.
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
Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
	(Unaudited)
Net cash provided by operating activities	$601,771	$541,839	$480,666
Purchases of equipment and other fixed assets	(382,388)	(306,055)	(337,463)
Free cash flow	$219,383	$235,784	$143,203
Free cash flow was $219.4 million for the year ended December 31, 2025, compared to $235.8 million for the year ended December 31, 2024. The decrease in free cash flow was due to an increase in, and timing of, purchases of patient medical equipment for operating requirements, partially offset by higher net cash provided by operating activities, primarily due to a net increase in the cash provided from operating assets and liabilities related to accounts receivable, inventory and accounts payable and accrued expenses.
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
Critical estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical estimates in relation to its consolidated financial statements include those related to revenue recognition and recoverability of goodwill.
Revenue Recognition
Revenues are recognized either at a point in time for the sale of supplies and consumables, over the service period for equipment rental (including, but not limited to, PAP machines, hospital beds, wheelchairs and other equipment), net of implicit price concessions for amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers, or in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements. The Company determines the transaction price based on contractually agreed-upon amounts or rates, referred to as explicit price concessions, adjusted for estimates of variable consideration, such as implicit price concessions, based on historical reimbursement experience. The Company utilizes the expected value method to determine the amount of variable consideration, including implicit and explicit price concessions, that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience. The Company applies a constraint to the transaction price, such that net revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such adjustments become known.
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
Recoverability of Goodwill
The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized, rather, it is assessed at the reporting unit level for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected reporting unit revenue, operating results or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. In addition, if applicable, a goodwill impairment test is also performed immediately before and after a reorganization of the Company’s reporting structure when the reorganization would affect the composition of one or more of the Company’s reporting units.
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
Commitments and Contingencies
From time to time and in the normal course of business, the Company is subject to loss contingencies, arising from legal proceedings, claims, and governmental and other investigations under or with respect to various governmental programs and state and federal laws relating to its business, including as a result of or following acquisitions and other business activities, that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If there is no probable estimate within a range of reasonably possible outcomes, the Company’s policy is to record at the low end of the range of such reasonably possible outcomes. Judgment is required to determine both probability and the estimated amount. The Company reviews its accruals quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations or proceedings, except as disclosed. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial condition or results of operations. However, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings, claims and investigations are inherently uncertain, and material adverse outcomes are possible. Professional legal fees associated with any such legal proceedings, claims and investigations are expensed as they are incurred. On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs (the "Allegheny Lead Plaintiffs"). On May 14, 2024, Allegheny Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleges, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint seeks unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. The Allegheny Lead Plaintiffs filed their opposition brief on October 1, 2024, and defendants filed their reply brief on November 15, 2024.
On May 28, 2025, the parties jointly filed a letter requesting that the Court hold the motion to dismiss in abeyance pending the outcome of a private mediation between the parties. On October 8, 2025, the parties attended a private mediation. On October 24, 2025, after subsequent settlement discussions, the parties jointly filed a letter informing the Court that the parties had reached an agreement in principle to settle the litigation and requesting until November 24, 2025 to negotiate the formal settlement agreement and file a preliminary approval motion. On November 21, 2025, Allegheny Lead Plaintiffs informed the Court that the parties required additional time to finalize the settlement papers and that Lead Plaintiffs intended to file the Motion for Preliminary Approval of Proposed Settlement and Approval of Notice to the Settlement Class on or before December 19, 2025.

On December 19, 2025, the parties filed said Motion and the preliminary approval order was granted by the Court on February 2, 2026. The proposed settlement is expected to be funded as follows: (i) $34.0 million of cash from the Company’s insurance carriers and (ii) $1.0 million of cash from the Company. At December 31, 2025, the Company recorded a liability of $35.0 million, consisting of the aggregate cash payments, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. In addition, at December 31, 2025, the Company recorded a receivable of $34.0 million, representing the amount to be received from the Company’s insurance carriers, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. For the year ended December 31, 2025, the Company recorded an expense of $1.0 million associated with the proposed settlement, which is included in other loss, net in the accompanying consolidated statements of operations. The proposed settlement is subject to preliminary and final Court approval and other customary closing conditions. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Allegheny County Consolidated Complaint will be released from the claims that were asserted or could have been asserted in the Consolidated Class Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing and is subject to court approval. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.
On January 13, 2026, after consultation with the parties, the Court denied Defendants’ pending motion to dismiss as moot, without prejudice, due to the pending settlement.
On March 20, 2024, a putative shareholder of the Company, Weiding Wu, filed a shareholder derivative complaint related to the allegations in the Allegheny County Complaint, and against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Wu Derivative Complaint”; as to the action, the “Wu Derivative Action”). The Wu Derivative Complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company's compliance programs and integration with respect to acquired companies. The Wu Derivative Complaint also alleges claims for unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The Wu Derivative Complaint seeks, among other things, an award of money damages.
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
On December 9, 2025, a putative shareholder, Aaron Frankel, filed under seal a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Frankel Derivative Complaint”; as to the action, the “Frankel Derivative Action”). On January 7, 2026, the Court unsealed the Frankel Derivative Action, and Frankel notified the Company of the Frankel Derivative Action and conferred with the Company regarding necessary redactions of the Frankel Derivative Complaint. On January 28, 2026, Frankel filed a redacted amended complaint on the public docket.

The Frankel Derivative Complaint is related to the allegations in the Allegheny County Complaint and Wu Derivative Complaint. It alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company's compliance programs and integration with respect to acquired companies. The Frankel Derivative Complaint also alleges claims for unjust enrichment and waste of corporate assets. The Frankel Derivative Complaint seeks, among other things, an award of money damages.
The Company intends to vigorously defend against the allegations contained in the Frankel Derivative Complaint, but there can be no assurance that the defense will be successful.
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
On July 1, 2025, the parties to the Myers Section 220 Action met and conferred regarding a mutually agreeable resolution to obviate the need for litigation and agreed that a thirty-day window to continue negotiations was appropriate. On July 2, 2025, putative shareholder Myers filed a letter to the Court requesting upcoming deadlines to be extended through August 1, 2025. The Court granted the requested extension on July 8, 2025. On July 31, 2025, Myers filed a letter to the Court requesting upcoming deadlines be extended through August 31, 2025, which the Court granted on August 5, 2025. On September 3, 2025, Myers filed a letter to the Court requesting upcoming deadlines be extended through October 3, 2025. On September 26, 2025, the Company completed its production to Myers. On October 3, 2025, Myers filed a letter to the Court requesting additional time for the parties to confer about the Company’s production and offering to provide a subsequent update to the Court on November 3, 2025. On October 6, 2025, the Court stayed the action pending any further requests of the parties. On November 3, 2025, Myers filed a letter informing the Court that the parties are continuing to confer and offering to provide a subsequent update to the Court on December 3, 2025. The Company completed its production on November 19, 2025.
On December 3, 2025, Myers voluntarily dismissed the action.
On February 6, 2026, Myers filed a shareholder derivative complaint under seal related to the allegations in the Allegheny County Consolidated Complaint against certain current and former directors and officers of the Company in the Delaware Court of Chancery (as to the Complaint, the “Myers Derivative Complaint;” as to the action, the “Myers Derivative Action”). The Myers Derivative Complaint alleges claims for breach of fiduciary duty, insider trading, and unjust enrichment under Delaware law. On February 12, 2026, Myers filed a redacted complaint on the public docket.
The Company intends to vigorously defend against the allegations contained in the Myers Derivative Complaint, but there can be no assurance that the defense will be successful.
In October 2022, a former customer of the Company, Mr. Ray (“Plaintiff”), filed an individual action against the Company and a collection agency for violation of North Carolina’s Debt Collection Practices Act (“the Act”) based on allegations that the Company failed to address Mr. Ray’s billing concerns and issue a refund in a timely manner related to his return of medical equipment. Plaintiff was permitted to amend his individual complaint to a class action complaint on behalf of similarly situated North Carolina residents who allegedly experienced improper billing issues after the asserted return of medical equipment. Over continued objection, and after withdrawing a motion for class certification, Plaintiff amended his class action complaint again in May 2025 to assert violations of the Act related to three classes of North Carolinians: (a) a class of patients who were allegedly improperly billed after returning equipment, (b) a class of patients who were allegedly improperly charged a late fee after assertedly returning their equipment, and (c) a class of patients who received collection letters that allegedly violated the Act. Plaintiff has argued that the claims are meritorious, and the classes could be certified up to and including approximately 130,000 North Carolina patients. The Company has vigorously defended the case; believes the claims lack merit; and, believes that none of the three classes could be certified. Neither the merits of the case nor the certification of these classes have been reviewed by the Court. While nonetheless strongly defending the case, to minimize exposure and risk under the Act, and reduce further litigation expenses, the Company has also pursued settlement options. The Company and the Plaintiff, a proposed class representative, recently agreed to inform the Court that the parties have agreed to certify the classes and settle the case as to Class A, Class B and Class C members for a total settlement payment to be made by the Company of $14.5 million in consideration for full releases of the Company. At December 31, 2025, the Company recorded a liability of $14.5 million, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. For the year ended December 31, 2025, the Company recorded an expense of $14.5 million associated with the proposed settlement, which is included in general and administrative expenses in the accompanying consolidated statements of operations. This outcome, while considered likely by the Company, is not fixed and is contingent on factors not wholly within the Company’s control, including finalizing additional material terms with Plaintiff, seeking and achieving preliminary approval by the Court, an administrative process, and obtaining final approvals from the Court. Should this pathway for resolution fail, the Company will continue its robust defense of the case.
On July 29, 2024, the U.S. Attorney’s Office for the District of South Carolina issued a civil investigative demand to the Company pursuant to the FCA regarding whether the Company submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for humidifiers that are integrated with PAP devices and provided to patients from January 1, 2017 to the present. The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2024 Credit Agreement. As of December 31, 2025, there was $315.0 million outstanding under the 2024 Term Loan, $26.3 million outstanding under letters of credit, and based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $273.7 million. Amounts borrowed under the 2024 Credit Agreement bear interest at variable rates determined in relation to the Base Rate (as defined) or Term SOFR (as defined), at our option. Due to the interest rates being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $3.0 million annual impact on our net income (loss) before taxes.

Item 8. Financial Statements and Supplementary Data
ADAPTHEALTH CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AdaptHealth Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AdaptHealth Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Implicit Price Concession

As discussed in Note 2 to the consolidated financial statements, the Company generates revenues for services and related products that the Company provides to patients and receives payments from Medicare, Medicaid, third-party, and patient payors. The Company’s net revenue was $3,244.9 million for the year ended December 31, 2025. Revenues are recorded using payor-specific transaction prices based on amounts in effect or contractually agreed by Medicare, Medicaid, third-party, and patient payors, and are adjusted for estimated implicit price concessions, to reflect the net revenues which the Company expects to receive. The Company utilizes historical reimbursement experience to determine the estimated implicit price concessions.

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

Recoverability of Goodwill

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has $2,541.4 million of goodwill as of December 31, 2025. The Company performs an assessment of the recoverability of goodwill at the reporting unit level on an annual basis during the fourth quarter of each year, and upon the occurrence of a triggering event or change in circumstances indicating that the carrying value of goodwill may be impaired. In connection with the Company's annual assessment of the recoverability of goodwill, management performed a quantitative goodwill impairment test for each of the Company's reporting units. Based on the results of the annual goodwill impairment test, it was concluded that the estimated fair value of the Company’s Diabetes Health reporting unit was less than its carrying value, and as such, the Company recognized a goodwill impairment charge of $128.0 million during the year ended December 31, 2025. In addition, the fair value of the Company’s Wellness at Home reporting unit was in excess of the carrying value and therefore no impairment charge was recorded.

We identified the evaluation of the recoverability of goodwill for the Diabetes Health and Wellness at Home reporting units as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions, including projected revenue growth rates and discount rates as they were based on subjective determinations of future market and economic conditions. Minor changes to these assumptions could have had a significant effect on the Company's assessment of the fair value of the reporting units.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the recoverability of goodwill. This included controls related to management's determination of the projected revenue growth rates and discount rates. We evaluated the reasonableness of the Company's projected revenue growth rates by comparing the growth assumptions to projected revenue growth rates in the Company’s public guidance and analyst expectations for the Company. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used by management by comparing them to independently developed discount rates using publicly available market data for comparable companies.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Philadelphia, Pennsylvania
February 24, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
AdaptHealth Corp.:
Opinion on Internal Control Over Financial Reporting

We have audited AdaptHealth Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 24, 2026

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$106,136	$109,747
Accounts receivable	370,897	408,019
Inventory	151,247	139,842
Prepaid and other current assets	100,619	45,432
Assets held for sale	—	52,748
Total current assets	728,899	755,788
Equipment and other fixed assets, net	509,956	474,556
Operating lease right-of-use assets	111,968	105,999
Finance lease right-of-use assets	52,300	37,801
Goodwill	2,541,428	2,675,166
Identifiable intangible assets, net	85,121	105,548
Deferred tax assets	267,786	314,505
Other assets	19,119	17,584
Total Assets	$4,316,577	$4,486,947
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$553,700	$437,985
Current portion of long-term debt	20,313	16,250
Current portion of operating lease obligations	30,728	29,945
Current portion of finance lease obligations	17,702	14,315
Contract liabilities	59,843	34,944
Other liabilities	30,106	26,505
Liabilities held for sale	—	7,043
Total current liabilities	712,392	566,987
Long-term debt, less current portion	1,715,983	1,964,921
Operating lease obligations, less current portion	85,470	80,275
Finance lease obligations, less current portion	32,604	24,630
Other long-term liabilities	243,804	272,016
Total Liabilities	2,790,253	2,908,829
Commitments and contingencies (Note 18)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized and 135,450,364 and 134,602,317 shares issued and outstanding as of December 31, 2025 and 2024, respectively	13	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of December 31, 2025 and 2024	1	1
Treasury stock, at cost (2,935,035 shares as of December 31, 2025 and 2024)	(25,548)	(25,548)
Additional paid-in capital	2,176,990	2,156,604
Accumulated deficit	(632,972)	(562,178)
Accumulated other comprehensive income	78	2,253
Total stockholders' equity attributable to AdaptHealth Corp.	1,518,562	1,571,145
Noncontrolling interest in subsidiary	7,762	6,973
Total Stockholders' Equity	1,526,324	1,578,118
Total Liabilities and Stockholders' Equity	$4,316,577	$4,486,947

See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$3,244,857	$3,260,975	$3,200,177
Costs and expenses:
Cost of net revenue	2,635,658	2,579,882	2,576,110
General and administrative expenses	382,293	359,238	334,594
Depreciation and amortization, excluding patient equipment depreciation	40,640	45,045	57,087
Goodwill impairment (note 7)	127,995	13,078	830,787
Total costs and expenses	3,186,586	2,997,243	3,798,578
Gain on sale of businesses (note 4)	(32,602)	—	—
Operating income (loss)	90,873	263,732	(598,401)
Interest expense, net	105,753	126,668	130,299
Loss on extinguishment of debt	—	2,273	—
Change in fair value of warrant liability (note 13)	—	(4,021)	(34,482)
Other loss, net	274	2,793	29,566
(Loss) income before income taxes	(15,154)	136,019	(723,784)
Income tax expense (benefit)	50,884	41,239	(49,004)
Net (loss) income	(66,038)	94,780	(674,780)
Income attributable to noncontrolling interest	4,756	4,358	4,115
Net (loss) income attributable to AdaptHealth Corp.	$(70,794)	$90,422	$(678,895)

Weighted average common shares outstanding - basic	135,146	133,756	134,156
Weighted average common shares outstanding - diluted	135,146	135,531	134,418

Basic net (loss) income per share (note 14)	$(0.52)	$0.62	$(5.06)
Diluted net (loss) income per share (note 14)	$(0.52)	$0.61	$(5.31)
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(66,038)	$94,780	$(674,780)
Other comprehensive (loss) income:
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	(2,175)	(2,103)	(4,337)
Comprehensive (loss) income	(68,213)	92,677	(679,117)

Income attributable to noncontrolling interest	4,756	4,358	4,115
Comprehensive (loss) income attributable to AdaptHealth Corp.	$(72,969)	$88,319	$(683,232)
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	(Accumulated deficit) Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests in subsidiaries	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	134,435	$13	124	$1	751	$(13,992)	$2,130,148	$26,295	$8,693	$6,600	$2,157,758
Equity-based compensation	808	—	—	—	—	—	22,468	—	—	—	22,468
Exercise of stock options	440	—	—	—	—	—	587	—	—	—	587
Payments for tax withholdings from restricted stock vestings and stock option exercises	—	—	—	—	—	—	(5,283)	—	—	—	(5,283)
Shares purchased under share repurchase program	(3,184)	—	—	—	3,184	(29,275)	—	—	—	—	(29,275)
Common Stock issued in connection with employee stock purchase plan	136	—	—	—	—	—	2,031	—	—	—	2,031
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,500)	(2,500)
Net (loss) income	—	—	—	—	—	—	—	(678,895)	—	4,115	(674,780)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(4,337)	—	(4,337)
Balance, December 31, 2023	132,635	$13	124	$1	3,935	$(43,267)	$2,149,951	$(652,600)	$4,356	$8,215	$1,466,669
Equity-based compensation	624	—	—	—	—	—	14,880	—	—	—	14,880
Exercise of stock options	221	—	—	—	—	—	742	—	—	—	742
Payments for tax withholdings from restricted stock vestings and stock option exercises	—	—	—	—	—	—	(1,999)	—	—	—	(1,999)
Issuance of Settlement Shares	1,000	—	—	—	(1,000)	17,719	(7,969)	—	—	—	9,750
Common Stock issued in connection with employee stock purchase plan	122	—	—	—	—	—	999	—	—	—	999
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(5,600)	(5,600)
Net income	—	—	—	—	—	—	—	90,422	—	4,358	94,780
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(2,103)	—	(2,103)
Balance, December 31, 2024	134,602	$13	124	$1	2,935	$(25,548)	$2,156,604	$(562,178)	$2,253	$6,973	$1,578,118
Equity-based compensation	721	—	—	—	—	—	21,876		—		21,876
Payments for tax withholdings from restricted stock vestings	—	—	—	—	—	—	(2,701)		—		(2,701)
Common Stock issued in connection with employee stock purchase plan	127	—	—	—	—	—	1,211		—		1,211
Distribution to noncontrolling interest	—	—	—	—	—	—	—		—	(6,967)	(6,967)
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—		—	3,000	3,000
Net (loss) income	—	—	—	—	—	—	—	(70,794)	—	4,756	(66,038)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(2,175)		(2,175)
Balance, December 31, 2025	135,450	$13	124	$1	2,935	$(25,548)	$2,176,990	$(632,972)	$78	$7,762	$1,526,324
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(66,038)	$94,780	$(674,780)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	381,927	365,334	382,783
Goodwill impairment	127,995	13,078	830,787
Equity-based compensation	21,876	14,880	22,468
Change in fair value of warrant liability	—	(4,021)	(34,482)
Reduction in the carrying amount of operating lease right-of-use assets	31,114	32,848	31,873
Reduction in the carrying amount of finance lease right-of-use assets	15,342	11,100	5,938
Deferred income tax expense (benefit)	47,163	32,049	(62,595)
Change in fair value of interest rate swaps, net of reclassification adjustment	—	(367)	(1,801)
Amortization of deferred financing costs	5,694	5,666	5,234
Loss on extinguishment of debt	—	2,273	—
Payment of contingent consideration from an acquisition	—	(1,850)	—
Gain on sale of businesses	(32,602)	—	—
Other	2,721	2,128	350
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	30,986	(26,217)	(28,862)
Inventory	(11,491)	(28,065)	15,531
Prepaid and other assets	(61,071)	27,325	(20,305)
Operating lease obligations	(31,117)	(32,934)	(32,428)
Operating liabilities	139,272	33,832	40,955
Net cash provided by operating activities	601,771	541,839	480,666
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(382,388)	(306,055)	(337,463)
Payments for business acquisitions, net of cash acquired	(42,378)	(9,536)	(19,687)
Proceeds from the sale of businesses, net of cash disposed	120,420	—	—
Proceeds from the sale of assets	—	5,316	—
Payments for cost method investments	—	—	(128)
Receipt of contingent consideration from the sale of assets	1,156	—	—
Net cash used in investing activities	(303,190)	(310,275)	(357,278)
Cash flows from financing activities:
Repayments on long-term debt and lines of credit	(250,000)	(423,477)	(95,000)
Proceeds from borrowings on lines of credit	—	253,477	50,000
Repayments of finance lease obligations	(18,478)	(9,865)	(6,769)
Payments for shares purchased under share repurchase program	—	—	(29,275)
Proceeds from the exercise of stock options	—	742	587
Proceeds received in connection with employee stock purchase plan	1,211	999	2,031
Payments relating to the Tax Receivable Agreement	(25,045)	(1,432)	(3,224)
Payments of debt financing costs	—	(6,429)	—
Distributions to noncontrolling interests	(6,967)	(5,600)	(2,500)
Payments for tax withholdings from vesting of restricted stock units	(2,701)	(2,066)	(5,843)
Payments of contingent consideration and deferred purchase price from acquisitions	(212)	(5,298)	(2,535)
Net cash used in financing activities	(302,192)	(198,949)	(92,528)
Net (decrease) increase in cash	(3,611)	32,615	30,860
Cash at beginning of period	109,747	77,132	46,272
Cash at end of period	$106,136	$109,747	$77,132

Supplemental disclosures:
Cash paid for interest	$101,243	$122,072	$126,228
Cash paid for income taxes, net of refunds	24,283	14,139	14,756

ADAPTHEALTH CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Noncash investing and financing activities:
Unpaid equipment and other fixed asset purchases at end of period	$65,892	$56,123	$35,867
Assets subject to operating lease obligations	37,872	35,871	22,000
Operating lease obligations	(37,872)	(35,871)	(22,000)
Write-off of assets subject to operating lease obligations	(2,605)	(6,653)	(14,675)
Write-off of operating lease obligations	2,605	6,653	14,675
Assets subject to finance lease obligations	31,392	17,871	32,101
Finance lease obligations	(31,392)	(17,871)	(32,101)
Write-off of assets subject to finance lease obligations	(1,552)	(513)	—
Write-off of finance lease obligations	1,552	513	—
Deferred purchase price in connection with acquisitions	355	—	137
See accompanying notes to consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(1)    Nature of Business

AdaptHealth Corp. and subsidiaries ("AdaptHealth" or "the Company") is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment ("HME"), medical supplies, and related services. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors. The Company operates under four reportable segments that align with its product categories: (i) Sleep Health, (ii) Respiratory Health, (iii) Diabetes Health, and (iv) Wellness at Home. The Sleep Health segment provides sleep therapy equipment, supplies and related services (including continuous positive airway pressure and BiLevel services) to individuals for the treatment of obstructive sleep apnea. The Respiratory Health segment provides oxygen and home mechanical ventilation equipment and supplies and related chronic therapy services to individuals for the treatment of respiratory diseases, such as chronic obstructive pulmonary disease and chronic respiratory failure. The Diabetes Health segment provides medical devices, including continuous glucose monitors ("CGM") and insulin pumps, and related services to patients for the treatment of diabetes. The Wellness at Home segment provides home medical equipment and services to patients in their homes including those who have been discharged from acute care and other facilities. The segment tailors a service model to patients who are adjusting to new lifestyles or navigating complex disease states by providing essential medical supplies and durable medical equipment.
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
(d)    Revenue Recognition
The Company generates revenues for services and related products that the Company provides to patients for home medical equipment, related supplies, and other items. The Company’s revenues are recognized in the period in which services and related products are provided to customers and are recorded either at a point in time for the sale of supplies and consumables, over the fixed monthly service period for equipment, or in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Revenues are recognized when control of the promised good or service is transferred to customers, in an amount that reflects the consideration the Company expects to receive from patients or under reimbursement arrangements with Medicare, Medicaid and third-party payors, in exchange for those goods and services.
The Company determines the transaction price based on contractually agreed-upon amounts or rates, referred to as explicit price concessions, adjusted for estimates of variable consideration, such as implicit price concessions, based on historical reimbursement experience. The Company utilizes the expected value method to determine the amount of variable consideration, including implicit and explicit price concessions, that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience. The Company applies a constraint to the transaction price, such that net revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such adjustments become known.
Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of sleep therapy equipment supplies (including PAP resupply products), home medical equipment and related supplies (including wheelchairs, hospital beds and infusion pumps), diabetic medical devices and supplies (including CGM and insulin pumps), and other HME products and supplies are recognized when control of the promised good or service is transferred to customers, which is generally upon shipment for direct to consumer medical devices and supplies and upon delivery to the home for home medical equipment.
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
The Company receives a per member per month (“PMPM”) fee under certain at-risk capitation arrangements, which refers to a model in which the Company receives a PMPM fee from the third-party payor, and is responsible for managing a range of healthcare services and associated costs of its members. In at-risk capitation arrangements, the Company is responsible for the cost of contracted healthcare services required by those members in accordance with the terms of each agreement. Capitated revenue contracts with payors are generally multi-year arrangements and have a single monthly stand ready performance obligation to provide all aspects of necessary medical care to members for the contracted period in accordance with the scope of the agreements. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare services during the contract term. The Company’s revenue recognized under its capitation arrangements by segment for the years ended December 31, 2025 and 2024 is included in the table below. The Company’s revenue recognized under its capitation arrangements for the year ended December 31, 2023 is included in net sales revenue and net revenue from fixed monthly equipment reimbursements by segment in the table below, which was immaterial in that period.
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
December 31, 2025, 2024 and 2023
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
The Company disaggregates net revenue from contracts with customers by payor type and by segment. The Company believes that disaggregation of net revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The payment terms and conditions within the Company’s revenue-generating contracts vary by payor type and payor source. All of the Company’s net revenues are derived from within the U.S.
The composition of net revenue by payor type for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Insurance	$1,963,190	$1,998,722	$1,933,440
Government	852,988	842,552	852,789
Patient pay	428,679	419,701	413,948
Net revenue	$3,244,857	$3,260,975	$3,200,177

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The composition of net revenue by segment for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net sales revenue:
Sleep Health	$1,040,386	$992,332	$947,103
Respiratory Health	33,495	32,688	45,219
Diabetes Health	573,690	598,446	647,431
Wellness at Home	383,441	467,305	491,549
Total net sales revenue	$2,031,012	$2,090,771	$2,131,302

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$308,784	$327,729	$344,611
Respiratory Health	601,506	558,529	569,344
Diabetes Health	12,576	9,704	12,608
Wellness at Home	163,275	144,095	142,312
Total net revenue from fixed monthly equipment reimbursements	$1,086,141	$1,040,057	$1,068,875

Net revenue from capitated revenue arrangements:
Sleep Health	$28,977	$29,152	$—
Respiratory Health	56,159	59,933	—
Diabetes Health	6,147	6,260	—
Wellness at Home	36,421	34,802	—
Total net revenue from capitated revenue arrangements	$127,704	$130,147	$—

Total net revenue:
Sleep Health	$1,378,147	$1,349,213	$1,291,714
Respiratory Health	691,160	651,150	614,563
Diabetes Health	592,413	614,410	660,039
Wellness at Home	583,137	646,202	633,861
Total net revenue	$3,244,857	$3,260,975	$3,200,177
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
December 31, 2025, 2024 and 2023
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
Included in accounts receivable are earned but unbilled accounts receivable. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of December 31, 2025 and 2024, the Company’s unbilled accounts receivable was $44.7 million and $41.6 million, respectively.
(f)    Fair Value Accounting
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
(g)    Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses. The carrying values of the Company’s financial instruments approximate their fair value based on their short-term nature.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The table below shows the carrying amounts and estimated fair values, net of unamortized deferred financing costs, of the Company’s long-term debt arrangements (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured term loan	$313,722	$313,722	$547,281	$547,281
Senior unsecured notes	1,422,574	1,394,599	1,433,890	1,318,820
	$1,736,296	$1,708,321	$1,981,171	$1,866,101
The borrowings under the Company’s secured term loan bear interest at the variable rates described in Note 12, Debt, which management believes approximates fair value. The fair value of the Company’s senior unsecured notes is based upon observable inputs which fall within Level 2 of the fair value hierarchy.
(h)    Cash and Cash Equivalents
The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Cash represents cash on hand and deposits held at banks. The Company maintains cash in demand deposit accounts with federally insured banks. At times, the balances in these accounts may be in excess of federally insured limits. The Company had no cash equivalents at December 31, 2025 and 2024.
(i)    Inventory
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
The useful lives of property and equipment for purposes of computing depreciation are:

Patient medical equipment	13 months ‑ 5 years
Computers and software	5 ‑ 10 years
Delivery vehicles	5 years
Other	2 ‑ 10 years
(k)    Long-Lived Assets
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
December 31, 2025, 2024 and 2023
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
The Company did not recognize any impairment charges on long-lived assets for the years ended December 31, 2025, 2024 and 2023.
(l)    Recoverability of Goodwill

The Company has a significant amount of goodwill on its balance sheet that resulted from the business acquisitions the Company has made. Goodwill is not amortized, rather, it is assessed at the reporting unit level for impairment annually and also upon the occurrence of a triggering event or change in circumstances indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected reporting unit revenue, operating results or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. In addition, if applicable, a goodwill impairment test is also performed immediately before and after a reorganization of the Company’s reporting structure when the reorganization would affect the composition of one or more of the Company’s reporting units.

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
December 31, 2025, 2024 and 2023

(m)    Gain or Loss on Disposals
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
(o)    Deferred Financing Costs
Costs incurred in connection with the Company’s borrowings, referred to as financing costs, are capitalized and included on the accompanying consolidated balance sheets in other assets for costs associated with revolving credit facilities, and as a reduction of the carrying value of debt for costs associated with secured term loans and senior unsecured notes. The capitalized financing costs are amortized to interest expense using the effective interest method over the term of the related financing agreement. See Note 10, Deferred Financing Costs, for additional information.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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
See Note 15, Leases, for additional information.
(q)    Commitments and Contingencies
From time to time and in the normal course of business, the Company is subject to loss contingencies, arising from legal proceedings, claims, and governmental and other investigations under or with respect to various governmental programs and state and federal laws relating to its business, including as a result of or following acquisitions and other business activities, that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If there is no probable estimate within a range of reasonably possible outcomes, the Company’s policy is to record at the low end of the range of such reasonably possible outcomes. Judgment is required to determine both probability and the estimated amount. The Company reviews its accruals quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations or proceedings, except as disclosed. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial condition or results of operations. However, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings, claims and investigations are inherently uncertain, and material adverse outcomes are possible. Professional legal fees associated with any such legal proceedings, claims and investigations are expensed as they are incurred. See Note 18, Commitments and Contingencies, for additional information.
(r)    Advertising Costs
Advertising costs are charged to expense as incurred. The Company’s advertising costs for the years ended December 31, 2025, 2024 and 2023 were $21.5 million, $22.5 million and $22.8 million, respectively.
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
December 31, 2025, 2024 and 2023
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
Cost of net revenue for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of products and supplies	$1,294,423	$1,288,162	$1,310,213
Salaries, labor and benefits	750,309	730,597	716,531
Patient equipment depreciation	341,287	320,289	325,696
Rent and occupancy	74,391	71,874	68,375
Other operating expenses	175,248	168,960	155,295
Total	$2,635,658	$2,579,882	$2,576,110
(u)    General and Administrative Expenses
General and administrative expenses ("G&A") consist of corporate support costs including revenue cycle management costs, information technology, human resources, finance, contracting, legal, compliance, equity-based compensation, and other administrative costs. Included in G&A during the years ended December 31, 2025, 2024 and 2023 are salaries, labor and benefits expenses (including equity-based compensation and severance) of $165.8 million, $157.2 million and $146.3 million, respectively.
(v)    Business Segments
Operating segments are defined as components of a public entity for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer. The Company is organized under four reportable segments that align to the Company’s product categories: Sleep Health, Respiratory Health, Diabetes Health, and Wellness at Home. See Note 6, Segment Information, for more information on the Company’s segments.
(w)    Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. As of December 31, 2025 and 2024, approximately 14% and 10% of the Company’s net accounts receivable, respectively, are from patients under co-pay or private plan arrangements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(x)    Concentration of Customers
The Company provides patient-centered, healthcare-at-home solutions including home medical equipment, medical supplies, and related services, to its customers. This results in a customer concentration relating to government healthcare reimbursement programs. During the years ended December 31, 2025, 2024 and 2023, the Company derived approximately 26%, 26% and 27% of its net revenue from government healthcare programs, including Medicare and Medicaid, respectively. Each of the Company’s reportable segments sold to government healthcare reimbursement programs during the years ended December 31, 2025, 2024 and 2023. Concentration of credit risk with respect to other payors is limited due to the large number of such payors and varied geographical locations.
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
FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no material amount of expense for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023.
(bb)    Earnings (Loss) Per Share
Earnings (loss) per share is based upon the weighted average number of common shares outstanding during the respective periods. The Company follows the provisions of the authoritative guidance for determining whether instruments

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
granted in equity-based compensation transactions or other instruments are participating securities for purposes of calculating earnings (loss) per share. See Note 14, Earnings (Loss) Per Share, for additional information.
(cc)     Held for Sale

Assets and liabilities are classified as held for sale when all of the held for sale criteria as defined in FASB ASC Topic 360, Property, Plant and Equipment, have been met. When all of the criteria have been met, the assets and liabilities are classified as held for sale in the Company’s consolidated balance sheets. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. The Company assesses the recoverability of assets classified as held for sale each reporting period that they remain classified as held for sale and if their carrying value exceeds their fair value, less an estimated cost to sell, an impairment charge is recorded for the excess.
(dd)    Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 amends ASC 740, Income Taxes, to enhance income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 20, Income Taxes, for additional information.
(ee)    Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This amendment modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development related to accounting for internal-use software costs. The amendment is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect that this standard will have a material impact on its consolidated financial statements, and intends to adopt this standard when it becomes effective in the first quarter of fiscal year 2026.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(3) Acquisitions
During the years ended December 31, 2025, 2024 and 2023, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations, and are included in the Company’s consolidated financial statements since the respective acquisition date. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies and the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recorded during the year ended December 31, 2025 is expected to be deductible for tax purposes.
Year ended December 31, 2025
During the year ended December 31, 2025, the Company acquired certain assets of four providers of home medical equipment, and 100% of the equity interests in one provider of home medical equipment, each of which were accounted for as a business combination under ASC 805. The total consideration paid at closing for these acquisitions during the year ended December 31, 2025 consisted of cash payments totaling $42.8 million, and a deferred payment of $0.3 million.
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during the year ended December 31, 2025 was allocated as follows during the period (in thousands):

Cash	$379
Accounts receivable	779
Inventory	1,155
Equipment and other fixed assets	8,436
Other Long Term Assets	38
ROU Asset	2,522
Goodwill	33,260
Accounts payable and accrued expenses	(625)
Operating lease liabilities	(2,522)
Deferred Tax Liabilities	(309)
Net assets acquired	$43,113
Year ended December 31, 2024
During the year ended December 31, 2024, the Company acquired certain assets from a provider of HME. The consideration paid at closing for the acquisition during the year ended December 31, 2024 consisted of a cash payment of $9.5 million.
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for the acquisition during the year ended December 31, 2024 was allocated as follows during the period (in thousands):

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(4)    Disposals
On May 1, 2025, the Company closed the disposition of an incontinence business that was included in its Wellness at Home segment. In connection with the closing, the Company received gross proceeds of $69.1 million.
On June 9, 2025, the Company closed the disposition of an infusion business that was included in its Wellness at Home segment. In connection with this transaction, the Company received gross proceeds of $53.5 million. The Company is entitled to future potential contingent payments of up to $12.5 million based upon the achievement of certain conditions in accordance with the terms of the sale agreement. Any future contingent payments will be recognized at the settlement amount as a gain when the condition for achievement is satisfied and the amounts are realized or realizable.
On December 1, 2025, the Company closed the disposition of a business that was included in its Wellness at Home segment. In connection with the closing, the Company received gross proceeds of $3.0 million.
The dispositions described above did not represent a strategic shift for the Company. As such, they do not meet the requirements to be classified and presented as discontinued operations.
The following table presents the total pre-tax gain associated with the dispositions described above (in thousands):

Gross sales proceeds	$125,581
Net assets sold	(92,979)
Total	$32,602
The carrying value of the net assets sold at their respective closing dates associated with the dispositions described above were as follows (in thousands):

Cash	$5,161
Accounts receivable	14,023
Inventory	1,877
Prepaid and other current assets	1,153
Equipment and other fixed assets	910
Operating lease right-of-use assets	1,698
Goodwill (1)	82,530
Identifiable intangible assets	2,435
Other assets	11
Accounts payable and accrued expenses	(13,645)
Operating lease liabilities	(1,724)
Other liabilities	(1,450)
Total	$92,979
(1)    This amount includes $41.2 million of goodwill which was included in assets held for sale in the accompanying consolidated balance sheet as of December 31, 2024.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(5) Equipment and Other Fixed Assets
Equipment and other fixed assets as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Patient medical equipment	$922,912	$843,198
Computers and software	72,177	92,664
Delivery vehicles	14,498	33,637
Other	24,517	23,233
Gross carrying value	1,034,104	992,732
Less accumulated depreciation	(524,148)	(518,176)
Equipment and other fixed assets, net	$509,956	$474,556
For the years ended December 31, 2025, 2024 and 2023, the Company recorded depreciation expense of $361.6 million, $343.1 million and $350.2 million, respectively.
(6) Segment Information
The Company operates its business through four reportable segments that align to the Company’s product categories: Sleep Health, Respiratory Health, Diabetes Health, and Wellness at Home. A description of the products and services provided within each of the Company’s four reportable segments is provided below.

Sleep Health

The Sleep Health segment provides sleep therapy equipment, supplies and related services (including continuous positive airway pressure and BiLevel services) to individuals for the treatment of obstructive sleep apnea.

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

The CODM evaluates performance of the reportable segments based on Adjusted EBITDA, which is the primary measure of segment profitability. The CODM uses Adjusted EBITDA to evaluate segment operating performance, generate future operating plans, and to assist with the evaluation of strategic business decisions, including potential acquisitions or divestitures, and whether to invest in certain products or services. Adjusted EBITDA excludes interest expense, net, income tax expense (benefit), depreciation and amortization, including patient equipment depreciation, equity-based compensation expense, change in fair value of the warrant liability, goodwill impairment, loss on extinguishment of debt, litigation

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
settlement expense (gain), gain on sale of businesses, and other non-recurring items of expense or income that the Company does not consider part of its reportable segments’ core operating results. Adjusted EBITDA includes certain centrally incurred corporate and shared function costs, which are allocated to the reportable segments based on methodologies designed to correlate with each segment’s consumption of the related cost. Segment assets are not regularly provided to the CODM and therefore have not been disclosed.
The following tables present segment net revenue, significant segment expenses, and other segment items that are included in the Company’s reported measure of segment profit or loss for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31, 2025
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$1,378,147	$691,160	$592,413	$583,137	$3,244,857
Less:
Cost of product and supplies (a)	445,098	132,534	442,435	274,356	1,294,423
Labor cost (a) (b)	347,356	216,002	52,849	130,003	746,210
Other operating expenses (a) (c)	134,734	60,621	8,387	44,868	248,610
Other segment items (d)	140,400	72,254	62,669	63,610	338,933
Adjusted EBITDA	$310,559	$209,749	$26,073	$70,300	$616,681

	Year Ended December 31, 2024
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$1,349,213	$651,150	$614,410	$646,202	$3,260,975
Less:
Cost of product and supplies (a)	424,388	119,865	434,808	309,101	1,288,162
Labor cost (a) (b)	321,194	210,701	50,776	144,335	727,006
Other operating expenses (a) (c)	126,761	54,300	9,588	47,767	238,416
Other segment items (d)	128,126	66,172	58,713	65,723	318,734
Adjusted EBITDA	$348,744	$200,112	$60,525	$79,276	$688,657

	Year Ended December 31, 2023
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$1,291,714	$614,563	$660,039	$633,861	$3,200,177
Less:
Cost of product and supplies (a)	391,206	132,013	467,566	319,428	1,310,213
Labor cost (a) (b)	320,370	198,476	48,908	143,976	711,730
Other operating expenses (a) (c)	120,021	49,560	7,126	45,397	222,104
Other segment items (d)	111,414	57,481	56,823	59,617	285,335
Adjusted EBITDA	$348,703	$177,033	$79,616	$65,443	$670,795
(a)These expense categories align with the segment-level information that is regularly provided to the CODM and are considered significant to the segment in accordance with ASU No. 2023-07, Segment Reporting ("Topic 280"). The expense categories included in the tables above exclude amounts for patient equipment depreciation since

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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
The following table presents a reconciliation of total Adjusted EBITDA to consolidated income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Adjusted EBITDA	$616,681	$688,657	$670,795
Interest expense, net	(105,753)	(126,668)	(130,299)
Depreciation and amortization, including patient equipment depreciation	(381,927)	(365,334)	(382,783)
Equity-based compensation expense (a)	(21,876)	(14,880)	(22,468)
Change in fair value of warrant liability (b)	—	4,021	34,482
Goodwill impairment (c)	(127,995)	(13,078)	(830,787)
Gain on sale of businesses (d)	32,602	—	—
Loss on extinguishment of debt (e)	—	(2,273)	—
Litigation settlement expense (f)	(1,000)	(3,338)	(25,140)
Other non-recurring expenses, net (g)	(25,886)	(31,088)	(37,584)
(Loss) income before income taxes	$(15,154)	$136,019	$(723,784)
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents non-cash gains for the changes in the estimated fair value of the warrant liability. See Note 13, Stockholders' Equity – Warrants for additional discussion of such non-cash gains. The warrants expired on November 8, 2024.
(c)The 2025 period includes a non-cash goodwill impairment charge as a result of the fair value of the Company's Diabetes Health reporting unit being less than its carrying value. The 2024 period includes non-cash goodwill impairment charges relating to an immaterial business disposal during 2024. The 2023 period includes non-cash goodwill impairment charges as a result of the fair value of the Company’s reporting unit at that time being less than its carrying value. See Note 7, Goodwill and Identifiable Intangible Assets, for additional discussion of such impairment charges.
(d)Represents pre-tax gains primarily associated with the disposition of certain incontinence and infusion businesses within the Company's Wellness at Home segment. See Note 4, Disposals, for additional discussion of such gains.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(e)Represents lender fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 12, Debt, for additional discussion of the refinancing.
(f)The expense in 2025 represents the estimated amount expected to be funded by the Company relating to a previously disclosed securities settlement. See Note 18, Commitments and Contingencies, for additional details. The expense in 2024 includes a $2.4 million charge for the change in fair value of shares of Common Stock of the Company that were issued in July 2024 following final court approval of a previously disclosed securities settlement, as well as an expense of $0.9 million to settle a shareholder derivative complaint. The expense in 2023 includes a charge relating to a previously disclosed securities settlement, net of contributions from the Company’s insurers.
(g)The 2025 period consists of $10.7 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $2.6 million of transaction costs associated with acquisitions, $2.6 million of consulting expenses associated with a reorganization project, $2.4 million of consulting expenses associated with systems implementation activities, $1.6 million of expenses associated with securities litigation, $1.2 million write-off of assets, $1.2 million of severance charges, and $3.6 million of other non-recurring expenses. The 2024 period consists of $13.9 million of consulting expenses associated with systems implementation activities, $4.5 million of consulting expenses associated with asset dispositions, $4.2 million of expenses associated with litigation, $3.9 million of severance charges (primarily related to the separation of the Company's former President), $2.7 million write-down of assets, and $1.9 million of other non-recurring expenses. The 2023 period consists of $13.9 million of expenses associated with litigation, $7.1 million of severance charges (of which $2.9 million relates to the separation of the Company's former CEO), $5.6 million of consulting expenses associated with systems implementation activities, $5.2 million of consulting expenses associated with cost savings initiatives, $4.8 million of lease termination costs associated with a cost management program, $1.0 million of transaction costs and expenses related to integration efforts related to acquisitions, $0.9 million of net impairments of operating lease right-of-use assets as a result of vacating the leased facilities, and $1.6 million of other non-recurring expenses, offset by income of $2.5 million related to changes in the Company's estimated TRA liability.
Patient Equipment Depreciation
The following table presents the amounts of patient equipment depreciation by reportable segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Patient equipment depreciation:
Sleep Health	$157,868	$161,911	$175,975
Respiratory Health	127,415	95,546	71,002
Diabetes Health	9,540	8,185	10,182
Wellness at Home	46,464	54,647	68,537
Total patient equipment depreciation (1)	$341,287	$320,289	$325,696
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(7) Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.
The change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Balance at December 31, 2023					$2,724,958
Goodwill impairment					(13,078)
Write-off from sale of assets					(4,598)
Reallocation adjustment (1)	1,581,039	676,747	211,796	237,700	2,707,282
Goodwill classified as assets held for sale	—	—	—	(41,211)	(41,211)
Goodwill from acquisitions (note 3)	—	—	—	9,095	9,095
Balance at December 31, 2024	$1,581,039	$676,747	$211,796	$205,584	$2,675,166
Goodwill from acquisitions (note 3)	12,893	5,039	—	15,328	33,260
Write-off from dispositions (note 4)	—	—	—	(41,319)	(41,319)
Other (2)	1,151	225	—	940	2,316
Goodwill impairment	—	—	(127,995)	—	(127,995)
Balance at December 31, 2025 (3)	$1,595,083	$682,011	$83,801	$180,533	$2,541,428
(1)    Represents the reallocation of goodwill from one reportable segment to the Sleep Health, Respiratory Health, Diabetes Health, and Wellness at Home reportable segments, using a relative fair value approach, as a result of the change in reportable segments in the fourth quarter of 2024.
(2)    The Company is a member of a joint venture subsidiary which includes another member who has a noncontrolling interest in such subsidiary. During the year ended December 31, 2025, the noncontrolling interest member contributed certain assets to the joint venture totaling $3.0 million, of which $2.3 million was attributed to goodwill. This transaction was treated as a business combination under ASC 805.
(3)    On a consolidated basis, gross and net goodwill as of December 31, 2025 was $3.5 billion and $2.5 billion, respectively. The total amount of accumulated impairment charges as of December 31, 2025 was $1.0 billion.
Management is required to perform an assessment of the recoverability of goodwill on an annual basis and upon the occurrence of a triggering event. Triggering events potentially warranting an interim goodwill impairment assessment include, among other factors, declines in historical or projected reporting unit revenue, operating results or cash flows, and sustained decreases in the Company’s stock price or market capitalization. While management cannot predict if or when future goodwill impairments may occur, a non-cash goodwill impairment charge could have a material adverse effect on the Company’s operating results, net assets and the Company’s cost of, or access to, capital.
In the fourth quarter of 2025, in connection with the Company's annual assessment of the recoverability of goodwill, management performed a quantitative goodwill impairment test for each of the Company's reporting units. The fair value of the Company’s reporting units were computed using (1) a discounted cash flow method which includes assumptions on the projected future cash flows, earnings, discount rates, working capital adjustments, long-term growth rates, and others, and (2) a market approach method to estimate value through the analysis of recent sales of comparable assets or business entities. The impairment test indicated that the estimated fair value of the Company's Diabetes Health reporting unit was less than its carrying value, and as such, the Company recognized a non-cash goodwill impairment

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
charge of $128.0 million during the year ended December 31, 2025. The impairment charge was primarily driven by revisions to the Company's financial projections.
While the Company's quantitative goodwill impairment test did not result in an impairment charge of the Company's Wellness at Home or Respiratory Health reporting units, based on the results of such test, the excess of the estimated fair value of the Wellness at Home reporting unit over its carrying value was less than 10%, and the excess of the estimated fair value of the Respiratory Health reporting unit over its carrying value was less than 20%. If, in future periods, the Company were to identify events that indicate a potential impairment of goodwill, the Company may be required to perform a goodwill impairment test at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.
The goodwill impairment charge recognized during the year ended December 31, 2024 related to the disposition of certain immaterial custom rehab technology assets.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Identifiable intangible assets consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $61,564	$47,737	4.9
Payor contracts, net of accumulated amortization of $44,616	37,384	4.6
Identifiable intangible assets, net	$85,121

	December 31, 2024
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $49,736	$59,964	5.6
Payor contracts, net of accumulated amortization of $36,416	45,584	5.6
Identifiable intangible assets, net	$105,548
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $20.3 million, $22.3 million and $32.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending December 31,
2026	$18,913
2027	17,650
2028	17,626
2029	17,626
2030	12,728
Thereafter	578
Total	$85,121
The Company did not recognize any impairment charges related to identifiable intangible assets during the years ended December 31, 2025, 2024 and 2023.
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
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition in the future may cause the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the years ended December 31, 2025, 2024 and 2023, the Company did not have any reclassifications in levels.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The following table presents the valuation of the Company’s financial assets as of December 31, 2025 and 2024 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of December 31, 2025 and 2024. These estimates are not necessarily indicative of the amounts the Company could ultimately realize. The Company had no financial liabilities as of December 31, 2025 and 2024 measured at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3
December 31, 2025
Assets
Interest rate swap agreements - short term	—	104	—
Total assets measured at fair value	$—	$104	$—

(in thousands)	Level 1	Level 2	Level 3
December 31, 2024
Assets
Interest rate swap agreements - short term	$—	$2,898	$—
Interest rate swap agreements - long term	—	132	—
Total assets measured at fair value	$—	$3,030	$—
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2025 and 2024 were classified as Level 2 of the fair value hierarchy. See Note 9, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Acquisition-Related Contingent Consideration
The Company estimates the fair value of acquisition-related contingent consideration liabilities by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Each period, the Company evaluates the fair value of acquisition-related contingent consideration obligations and records any changes in the fair value of such liabilities in other income/loss in the Company’s consolidated statements of operations. There are no contingent consideration liabilities recognized as of December 31, 2025 and 2024. A reconciliation of the Company’s contingent consideration liabilities related to acquisitions for the year ended December 31, 2024 is as follows (in thousands):

Year Ended December 31, 2024	Beginning Balance	Additions	Payments	Change in Fair Value	Other activity	Ending Balance
Contingent consideration - Level 3 liabilities	$6,850	$—	$(6,850)	$—	$—	$—
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the years ended December 31, 2025, 2024 and 2023, other than the non-cash goodwill impairment charges and the allocation of consolidated goodwill to the four reportable segments as discussed in Note 7, Goodwill and Identifiable Intangible Assets, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
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
The Company is exposed to certain risks arising from economic conditions. The Company principally manages its exposures to interest rate risk through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s variable rate borrowings.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the twelve months subsequent to December 31, 2025, the Company estimates that an additional $0.1 million will be reclassified as a reduction to interest expense.
As of December 31, 2025 and 2024, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR").
The notional amount associated with interest rate swap agreements that were outstanding as of December 31, 2025 was $250 million, and such swap agreements matured in January 2026. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Balance Sheet Location	Asset
Prepaid and other current assets	$104	$2,898
Other assets	—	132
Total	$104	$3,030
During the year ended December 31, 2025, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $2.2 million in other comprehensive income (loss). In addition, during the year ended December 31, 2025, no amount was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2024, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $1.7 million in other comprehensive income (loss). In addition, during the year ended December 31, 2024, $0.4 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations. During the year ended December 31, 2023, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $2.5 million in other comprehensive income (loss). In addition, during the year ended December 31, 2023, $1.8 million was reclassified from other comprehensive income (loss) and recognized as a reduction to interest expense, net, in the accompanying consolidated statements of operations.
(10) Deferred Financing Costs
The change in the carrying amount of deferred financing costs for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$21,484	$22,995
Capitalized fees	—	4,592
Amortization	(5,694)	(5,666)
Write-off due to debt refinancing	—	(437)
Balance at end of period	$15,790	$21,484

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Amortization expense relating to deferred financing costs was $5.7 million, $5.7 million and $5.2 million during the years ended December 31, 2025, 2024 and 2023, respectively, and is included in interest expense, net in the accompanying consolidated statements of operations.
The December 31, 2025 balance of deferred financing costs of $15.8 million is estimated to be amortized to interest expense, net as follows (in thousands):
Twelve months ending December 31,

2026	$4,453
2027	4,453
2028	4,032
2029	2,631
2030	221
$15,790
(11) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable	$352,381	$281,852
Employee-related accruals	64,080	54,627
Litigation reserves	49,800	2,750
Accrued interest	28,447	28,818
Other	58,992	69,938
Total	$553,700	$437,985
(12) Debt
The following is a summary of long-term debt as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Secured term loan	$315,000	$550,000
Senior unsecured notes	1,435,000	1,450,000
Unamortized deferred financing fees	(13,704)	(18,829)
	1,736,296	1,981,171
Current portion	(20,313)	(16,250)
Long-term portion	$1,715,983	$1,964,921

Interest expense related to long-term debt agreements, including amortization of deferred financing costs and payments made or received under the Company’s interest rate swap agreements, for the years ended December 31, 2025, 2024 and 2023 was $103.6 million, $124.7 million and $131.0 million, respectively.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
On September 13, 2024, the Company entered into an amendment to its then existing credit agreement (as amended, the “2024 Credit Agreement”). Prior to the amendment, the outstanding borrowings under the Company's then existing credit agreement were $650.0 million. In connection with the amendment, the outstanding borrowings of certain existing lenders totaling $178.5 million were repaid in full, and such amount was borrowed from the remaining existing lenders. The 2024 Credit Agreement includes a $650 million term loan (the "2024 Term Loan"), and $300 million in revolving credit commitments (the "2024 Revolver", and together with the 2024 Term Loan, the "2024 Credit Facility") with a $55 million letter of credit sublimit. The 2024 Credit Facility matures in September 2029. However, if the 6.125% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2027, then the 2024 Credit Facility will mature on May 1, 2028; and, if the 4.625% Senior Notes (as defined below) have not been refinanced (to extend the maturity date to a date that is later than December 13, 2029) or repaid in full, on or prior to December 31, 2028, then the 2024 Credit Facility will mature on May 1, 2029. At the option of the Company, amounts borrowed under the 2024 Credit Facility bear interest at variable rates based upon either the Base Rate (as defined in the 2024 Credit Agreement), payable quarterly, or Term SOFR (as defined in the 2024 Credit Agreement), payable monthly or every three months depending on the interest period selected. Interest periods for Term SOFR loans are available for one, three, or six months at the option of the Company. Base Rate loans accrue interest at a per annum rate equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus an applicable margin ranging from 0.50% to 2.25% per annum based on the Company's Consolidated Senior Secured Leverage Ratio (as defined in the 2024 Credit Agreement). Term SOFR loans accrue interest at a per annum rate equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) an applicable margin ranging from 1.50% to 3.25% per annum based on the Company's Consolidated Senior Secured Leverage Ratio. The 2024 Revolver carries a commitment fee during the term of the 2024 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2024 Revolver depending upon the Company's Consolidated Senior Secured Leverage Ratio. In connection with the 2024 Credit Agreement, during the year ended December 31, 2024, the Company paid financing costs of $6.4 million and recognized a loss on debt extinguishment of $2.3 million consisting of lender fees and the write-off of unamortized deferred financing costs.
Under the 2024 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. The Company was in compliance with the applicable covenants in the 2024 Credit Agreement as of December 31, 2025.
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
Secured Term Loan
As of December 31, 2025, the outstanding borrowings under the 2024 Term Loan require quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance is due in September 2029. During the years ended December 31, 2025 and 2024, the Company made voluntary repayments on the 2024 Term Loan totaling $218.8 million and $95.9 million, respectively. At December 31, 2025 and 2024, there was $315.0 million and $550.0 million, respectively, outstanding under the 2024 Term Loan. The per annum interest rate under the 2024 Term Loan was 5.5% at December 31, 2025.
Revolving Credit Facility

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
There were no borrowings under the 2024 Revolver during the years ended December 31, 2025 and 2024. Subsequent to December 31, 2025, the Company borrowed $100.0 million under the 2024 Revolver for working capital and other general corporate purposes. Borrowings under the 2024 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2024 Credit Agreement. At December 31, 2025, there was $26.3 million outstanding under letters of credit. At December 31, 2025, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $273.7 million.

Senior Unsecured Notes
In August 2021, the Company issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the "5.125% Senior Notes"). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2025 is 102.563%, (ii) March 1, 2026 is 101.281%, (iii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, the Company may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, the Company issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the "4.625% Senior Notes"). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 4.625% Senior Notes if redeemed during the 12 months beginning February 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, the Company may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the "6.125% Senior Notes"). The 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year. The 6.125% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2025 is 101.021% and (ii) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, the Company may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. In November 2025 and January 2026, the Company repurchased $15.0 million and $10.0 million aggregate principal amount of the 6.125% Senior Notes at an average price of 100.253% and 100.800% of such principal amounts, respectively, through open market transactions.
The future maturity of total debt, excluding unamortized deferred financing fees, at December 31, 2025 is as follows (in thousands):

Twelve months ended December 31,
2026	$20,313
2027	32,500
2028	367,500
2029	729,687
2030	600,000
Total debt maturity	$1,750,000

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(13) Stockholders' Equity
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
Treasury Stock
In May 2022, the Company's board of directors authorized a share repurchase program for up to $200.0 million of the Company's Common Stock, which expired on December 31, 2023 (the "Share Repurchase Program"). The timing and actual number of shares repurchased depended upon market conditions and other factors. Shares of the Company's Common Stock were repurchased from time to time on the open market, through privately negotiated transactions or otherwise. During the year ended December 31, 2023, the Company purchased 3,184,200 shares of the Company's Common Stock for $29.3 million under the Share Repurchase Program, which is reflected in Treasury Stock in the accompanying consolidated statements of stockholders' equity. During the year ended December 31, 2024, as discussed in Note 18, Commitments and Contingencies, the Company issued 1 million shares from its Treasury Stock in connection with a litigation settlement.
Warrants
The Company had 3,871,557 outstanding warrants, which expired on November 8, 2024. Prior to the expiration, each warrant was exercisable into one share of Common Stock at a price of $11.50 per share. There were no warrants exercised during the years ended December 31, 2024 and 2023.
The Company classified its warrants as a liability in its consolidated balance sheets because of certain terms included in the corresponding warrant agreement. The estimated fair value of the warrants was recorded as a liability, with such fair value reclassified to stockholders’ equity upon the exercise of such warrants. Prior to exercise, the change in the estimated fair value of such warrants each period was recognized as a non-cash charge or gain in the Company’s consolidated statements of operations.
A reconciliation of the changes in the warrant liability during the years ended December 31, 2024 and 2023 was as follows (in thousands):

Estimated fair value of warrant liability at December 31, 2022	$38,503
Change in estimated fair value of the warrant liability	(34,482)
Estimated fair value of warrant liability at December 31, 2023	4,021
Change in estimated fair value of the warrant liability	(4,021)
Estimated fair value of warrant liability at December 31, 2024	$—
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. On June 20, 2024, the stockholders of the Company approved an amendment and restatement of the 2019 Plan to increase the number of shares of Common Stock of the Company reserved and available for issuance under the 2019 Plan by 8,350,000 shares (and increase the number of incentive stock options that may be granted under the 2019 Plan by the same amount), to permit the grant of up to 18,350,000 shares of Common Stock, subject to certain adjustments and limitations. At December 31, 2025, 8,165,473 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Stock Options
There were no stock options granted during the years ended December 31, 2025, 2024 and 2023. The following table provides the activity regarding the Company’s outstanding stock options during the years ended December 31, 2025, 2024 and 2023 that were granted in connection with the 2019 Plan (in thousands, except per share data):

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2022	2,219	$3.75	$19.36
Activity - none	—
Outstanding, December 31, 2023	2,219	$3.75	$19.36
Expired	(969)
Outstanding, December 31, 2024	1,250	$2.12	$11.50
Expired	(1,250)	$2.12	$11.50
Outstanding, December 31, 2025	—	$—	$—
The following table provides the activity for all outstanding stock options during the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2022	4,962	$12.19
Exercised	(1,553)	$6.24
Outstanding, December 31, 2023	3,409	$14.90
Exercised	(245)	$3.97
Expired	(969)	$29.51
Outstanding, December 31, 2024	2,195	$9.67
Expired	(1,250)	$11.50
Outstanding, December 31, 2025	945	$7.24	3.1 Years
There were no stock options exercised during the year ended December 31, 2025. During the year ended December 31, 2024, 207,002 stock options were exercised resulting in $0.7 million of cash proceeds received by the Company and the issuance of 207,002 shares of the Company's Common Stock. Also, during the year ended December 31, 2024, 38,014 stock options were exercised in cashless transactions resulting in the issuance of 13,509 shares of the Company's Common Stock. During the year ended December 31, 2023, 211,185 stock options were exercised resulting in $0.6 million of cash proceeds received by the Company and the issuance of 211,185 shares of the Company's Common Stock. Additionally, during the year ended December 31, 2023, 1,341,770 stock options were exercised in cashless transactions resulting in the issuance of 228,466 shares of the Company's Common Stock.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The following table provides the activity for exercisable stock options during the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Exercisable, December 31, 2022	4,649	$9.73
Vested	234	$48.72
Exercised	(1,553)	$6.24
Exercisable, December 31, 2023	3,330	$14.10
Vested	79	$48.72
Exercised	(245)	$3.97
Expired	(969)	$29.51
Exercisable, December 31, 2024	2,195	$9.67
Vested	—	$—
Exercised	—	$—
Expired	(1,250)	$11.50
Exercisable, December 31, 2025	945	$7.24	3.1 Years
The following table provides the activity for unexercisable stock options during the years ended December 31, 2024 and 2023 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Unexercisable, December 31, 2022	313	$48.72
Vested	(234)	$48.72
Unexercisable, December 31, 2023	79	$48.72
Vested	(79)	$48.72
Unexercisable, December 31, 2024	—	$—
Restricted Stock
During the year ended December 31, 2025, the Company granted the following shares of restricted stock units:
•1,589,526 shares of restricted stock to various employees which vest ratably over the three-year period following the vesting commencement dates, subject to the employees’ continuous employment through the applicable vesting dates. The grant-date fair value of these awards was $17.0 million.
•185,674 shares of restricted stock to the Company's non-employee directors which vest within one year following the grant date. The grant-date fair value of these awards was $1.7 million.
•732,379 shares of performance-vested restricted stock units ("Performance RSUs") to senior executive management of the Company which vest on the third anniversary of the vesting commencement date

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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
•1,047,291 shares of performance-vested restricted stock units ("Performance RSUs") to certain employees of the Company which will vest on the three-year period following the vesting commencement dates subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return ("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting dates. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $19.2 million
•The payout of shares on the vesting dates are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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
◦Less than 25th Percentile – No payout
◦Greater than or equal to 25th Percentile – 50% of Performance RSUs
◦Equal to 50th Percentile – 100% of Performance RSUs
◦Greater than or equal to 75th Percentile – 200% of Performance RSUs
Activity related to the Company’s non-vested restricted stock units for the years ended December 31, 2025, 2024 and 2023 is presented below (in thousands, except per share data):

	Number of Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2022	2,261	$23.90
Granted	1,311	$13.85
Vested	(1,063)	$19.59
Forfeited	(441)	$25.95
Non-vested balance, December 31, 2023	2,068	$19.16
Granted	3,220	$12.07
Vested	(840)	$37.25
Forfeited	(1,370)	$15.00
Non-vested balance, December 31, 2024	3,078	$13.99
Granted	2,507	$12.40
Vested	(1,017)	$12.86
Forfeited	(551)	$16.52
Non-vested balance, December 31, 2025	4,017	$12.95

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Equity-Based Compensation Expense
The table below presents the equity-based compensation expense recognized during the years ended December 31, 2025, 2024 and 2023, as well as the classification of amounts in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
General and administrative expense	$17,777	$11,290	$17,667
Cost of net revenue	4,099	3,590	4,801
Total	$21,876	$14,880	$22,468
The Company recognized an increase to income tax expense of $0.7 million, $1.6 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, as a result of a shortfall associated with equity-based compensation.
At December 31, 2025, there was $29.9 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 1.8 years.
As previously disclosed, by mutual agreement with the Company, the Company's former President resigned from all positions held with the Company on August 31, 2024 and served as a non-executive member of the board of directors until December 31, 2024. In connection with his termination of employment on August 31, 2024, 311,018 restricted stock units subject to time-based vesting conditions and 391,408 restricted stock units subject to performance-based vesting conditions that were unvested at the time of his resignation were forfeited. As a result of these forfeitures, during the year ended December 31, 2024, the Company reversed $3.3 million of previously recognized equity-based compensation expense, which was recognized as a reduction to general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2024.
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
The Company’s potentially dilutive securities include potential common shares related to unvested restricted stock, outstanding stock options and outstanding preferred stock. See Note 13, Stockholders' Equity, for additional discussion of these potential dilutive securities.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
Computations of basic and diluted net (loss) income per share were as follows (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net (loss) income attributable to AdaptHealth Corp.	$(70,794)	$90,422	$(678,895)
Less: Earnings allocated to participating securities (1)	—	7,675	—
Net (loss) income for basic EPS	$(70,794)	$82,747	$(678,895)
Change in fair value of warrant liability (2)	—	—	(34,482)
Net (loss) income for diluted EPS	$(70,794)	$82,747	$(713,377)

Denominator (1) (2)
Basic weighted-average common shares outstanding	135,146	133,756	134,156
Add: Warrants (2)	—	—	262
Add: Stock options	—	251	—
Add: Unvested restricted stock	—	1,524	—
Diluted weighted-average common shares outstanding	135,146	135,531	134,418

Basic net (loss) income per share	$(0.52)	$0.62	$(5.06)
Diluted net (loss) income per share	$(0.52)	$0.61	$(5.31)
(1)The Company's preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were no amounts allocated to the participating securities during the years ended December 31, 2025 and 2023 due to the net losses reported in those periods.
(2)For the year ended December 31, 2023, the impact to earnings from the change in fair value of the Company’s warrant liability is excluded from the numerator, and the corresponding security is included in the denominator, for purposes of computing diluted net loss per share. This adjustment is included as the effect of the numerator and denominator adjustments for this derivative instrument is dilutive as a result of the non-cash gain recognized for the change in fair value of this instrument during the period. For the years ended December 31, 2025 and 2024, this adjustment was not applicable to the computation of diluted net (loss) income per share since the warrants were no longer outstanding as of December 31, 2025 and 2024. See Note 13, Stockholders' Equity, for additional details.
Due to the Company reporting a net loss attributable to AdaptHealth Corp. for the years ended December 31, 2025 and 2023, all potentially dilutive securities related to unvested restricted stock and outstanding stock options were excluded from the computation of diluted net loss per share for those periods as their inclusion would have been anti-dilutive.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net (loss) income per share for the years ended December 31, 2025, 2024 and 2023 because to do so would be antidilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Preferred Stock	12,406	12,406	12,406
Stock Options	945	1,943	3,409
Unvested restricted stock	4,017	1,545	1,993
Total	17,368	15,894	17,808
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
The following table presents information about lease costs and expenses and sublease income for the years ended December 31, 2025, 2024 and 2023 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$44,940	$44,667	$38,365
Finance lease costs:
Amortization of ROU assets	$15,342	$11,100	$5,761
Interest on lease liabilities	$2,686	$2,361	$1,058
Other lease costs and income:
Variable leases costs (1)	$24,585	$24,127	$20,769
Sublease income	$798	$730	$1,427
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	4.8 years	5.2 years
Finance leases	3.1 years	3.1 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	5.1%	4.9%
Finance leases	6.4%	6.9%
The following table provides the undiscounted amount of future cash flows related to the Company's operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of December 31, 2025 (in thousands):

	Operating Leases	Finance Leases
2026	$35,949	$20,473
2027	29,271	18,143
2028	23,567	10,802
2029	17,334	5,816
2030	12,819	186
Thereafter	14,654	—
Total future undiscounted lease payments	$133,594	$55,420
Less: amount representing interest	(17,396)	(5,114)
Present value of future lease payments (lease liability)	$116,198	$50,306

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The following table provides certain cash flow and supplemental non-cash information related to the Company's lease liabilities for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$36,942	$40,392	$38,328
Financing cash payments for finance leases	$18,478	$9,865	$6,769
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$37,872	$35,871	$22,000
Finance leases	$31,392	$17,871	$32,101
(16) Retirement Plans
At December 31, 2025, the Company had a single consolidated retirement plan (the "AdaptHealth Plan"). The AdaptHealth Plan allows employees to contribute up to the annual limitation imposed by the Internal Revenue Code. The Company makes matching contributions to the AdaptHealth Plan. During the years ended December 31, 2025, 2024, and 2023, the Company recorded matching contribution expense of $8.5 million, $7.8 million, and $5.6 million, respectively, related to the AdaptHealth Plan.
(17) Self-Insured Plans
The Company was self-insured for its employees’ medical, auto and workers’ compensation claims during 2025, 2024 and 2023. The Company purchased medical stop loss insurance that covers the excess of each specific loss over $500,000 in 2025, and over $300,000 in 2024 and 2023. In 2025, 2024 and 2023, the Company purchased workers’ compensation stop loss insurance which has occurrence-based limits that vary by state based on statutory rules. The Company is subject to an aggregate annual limit. Self-insurance reserves include estimates of both known claims filed and estimates of claims incurred but not reported. The Company uses historical paid claims information to estimate its claims liability. The liability for self-insurance reserves was $25.6 million and $23.9 million as of December 31, 2025 and 2024, respectively. This liability is included within accounts payable and accrued expenses in the accompanying consolidated balance sheets.
(18) Commitments and Contingencies

From time to time and in the normal course of business, the Company is subject to loss contingencies, arising from legal proceedings, claims, and governmental and other investigations under or with respect to various governmental programs and state and federal laws relating to its business, including as a result of or following acquisitions and other business activities, that cover a wide range of matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If there is no probable estimate within a range of reasonably possible outcomes, the Company’s policy is to record at the low end of the range of such reasonably possible outcomes. Judgment is required to determine both probability and the estimated amount. The Company reviews its accruals quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no material accruals related to lawsuits, claims, investigations or proceedings, except as disclosed. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company’s management believes any liability that may ultimately result from resolution of such loss contingencies will not have a material adverse effect on the Company’s financial condition or results of operations. However, the Company’s assessment may change in the future based upon availability of new information and further developments in the proceedings of such matters. The results of legal proceedings, claims and investigations are inherently uncertain, and material adverse outcomes are possible. Professional legal fees associated with any such legal proceedings, claims and investigations are expensed as they are incurred.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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
On May 28, 2025, the parties jointly filed a letter requesting that the Court hold the motion to dismiss in abeyance pending the outcome of a private mediation between the parties. On October 8, 2025, the parties attended a private mediation. On October 24, 2025, after subsequent settlement discussions, the parties jointly filed a letter informing the Court that the parties had reached an agreement in principle to settle the litigation and requesting until November 24, 2025 to negotiate the formal settlement agreement and file a preliminary approval motion. On November 21, 2025, Allegheny Lead Plaintiffs informed the Court that the parties required additional time to finalize the settlement papers and that Lead Plaintiffs intended to file the Motion for Preliminary Approval of Proposed Settlement and Approval of Notice to the Settlement Class on or before December 19, 2025.
On December 19, 2025, the parties filed said Motion and the preliminary approval order was granted by the Court on February 2, 2026. The proposed settlement is expected to be funded as follows: (i) $34.0 million of cash from the Company’s insurance carriers and (ii) $1.0 million of cash from the Company. At December 31, 2025, the Company recorded a liability of $35.0 million, consisting of the aggregate cash payments, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. In addition, at December 31, 2025, the Company recorded a receivable of $34.0 million, representing the amount to be received from the Company’s insurance carriers, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. For the year ended December 31, 2025, the Company recorded an expense of $1.0 million associated with the proposed settlement, which is included in other loss, net in the accompanying consolidated statements of operations. The proposed settlement is subject to preliminary and final Court approval and other customary closing conditions. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Allegheny County Consolidated Complaint will be released from the claims that were asserted or could have been asserted in the Consolidated Class Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing and is subject to court approval. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.
On January 13, 2026, after consultation with the parties, the Court denied Defendants’ pending motion to dismiss as moot, without prejudice, due to the pending settlement.
On March 20, 2024, a putative shareholder of the Company, Weiding Wu, filed a shareholder derivative complaint related to the allegations in the Allegheny County Complaint, and against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Wu Derivative Complaint”; as to the action, the “Wu Derivative Action”). The Wu Derivative Complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company's compliance programs and integration with respect to acquired companies. The Wu Derivative Complaint also alleges claims for unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The Wu Derivative Complaint seeks, among other things, an award of money damages.
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
On December 9, 2025, a putative shareholder, Aaron Frankel, filed under seal a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Frankel Derivative Complaint”; as to the action, the “Frankel Derivative Action”). On January 7, 2026, the Court unsealed the Frankel Derivative Action, and Frankel notified the Company of the Frankel Derivative Action and conferred with the Company regarding necessary redactions of the Frankel Derivative Complaint. On January 28, 2026, Frankel filed a redacted amended complaint on the public docket.
The Frankel Derivative Complaint is related to the allegations in the Allegheny County Complaint and Wu Derivative Complaint. It alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company's compliance programs and integration with respect to acquired companies. The Frankel Derivative Complaint also alleges claims for unjust enrichment and waste of corporate assets. The Frankel Derivative Complaint seeks, among other things, an award of money damages.
The Company intends to vigorously defend against the allegations contained in the Frankel Derivative Complaint, but there can be no assurance that the defense will be successful.
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
On July 1, 2025, the parties to the Myers Section 220 Action met and conferred regarding a mutually agreeable resolution to obviate the need for litigation and agreed that a thirty-day window to continue negotiations was appropriate. On July 2, 2025, putative shareholder Myers filed a letter to the Court requesting upcoming deadlines to be extended through August 1, 2025. The Court granted the requested extension on July 8, 2025. On July 31, 2025, Myers filed a letter to the Court requesting upcoming deadlines be extended through August 31, 2025, which the Court granted on August 5, 2025. On September 3, 2025, Myers filed a letter to the Court requesting upcoming deadlines be extended through October 3, 2025. On September 26, 2025, the Company completed its production to Myers. On October 3, 2025, Myers filed a letter to the Court requesting additional time for the parties to confer about the Company’s production and offering to provide a subsequent update to the Court on November 3, 2025. On October 6, 2025, the Court stayed the action pending any further requests of the parties. On November 3, 2025, Myers filed a letter informing the Court that the parties are continuing to

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
confer and offering to provide a subsequent update to the Court on December 3, 2025. The Company completed its production on November 19, 2025.
On December 3, 2025, Myers voluntarily dismissed the action.

On February 6, 2026, Myers filed a shareholder derivative complaint under seal related to the allegations in the Allegheny County Consolidated Complaint against certain current and former directors and officers of the Company in the Delaware Court of Chancery (as to the Complaint, the “Myers Derivative Complaint;” as to the action, the “Myers Derivative Action”). The Myers Derivative Complaint alleges claims for breach of fiduciary duty, insider trading, and unjust enrichment under Delaware law. On February 12, 2026, Myers filed a redacted complaint on the public docket.

The Company intends to vigorously defend against the allegations contained in the Myers Derivative Complaint, but there can be no assurance that the defense will be successful.
In October 2022, a former customer of the Company, Mr. Ray (“Plaintiff”), filed an individual action against the Company and a collection agency for violation of North Carolina’s Debt Collection Practices Act (“the Act”) based on allegations that the Company failed to address Mr. Ray’s billing concerns and issue a refund in a timely manner related to his return of medical equipment. Plaintiff was permitted to amend his individual complaint to a class action complaint on behalf of similarly situated North Carolina residents who allegedly experienced improper billing issues after the asserted return of medical equipment. Over continued objection, and after withdrawing a motion for class certification, Plaintiff amended his class action complaint again in May 2025 to assert violations of the Act related to three classes of North Carolinians: (a) a class of patients who were allegedly improperly billed after returning equipment, (b) a class of patients who were allegedly improperly charged a late fee after assertedly returning their equipment, and (c) a class of patients who received collection letters that allegedly violated the Act. Plaintiff has argued that the claims are meritorious, and the classes could be certified up to and including approximately 130,000 North Carolina patients. The Company has vigorously defended the case; believes the claims lack merit; and, believes that none of the three classes could be certified. Neither the merits of the case nor the certification of these classes have been reviewed by the Court. While nonetheless strongly defending the case, to minimize exposure and risk under the Act, and reduce further litigation expenses, the Company has also pursued settlement options. The Company and the Plaintiff, a proposed class representative, recently agreed to inform the Court that the parties have agreed to certify the classes and settle the case as to Class A, Class B and Class C members for a total settlement payment to be made by the Company of $14.5 million in consideration for full releases of the Company. At December 31, 2025, the Company recorded a liability of $14.5 million, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. For the year ended December 31, 2025, the Company recorded an expense of $14.5 million associated with the proposed settlement, which is included in general and administrative expenses in the accompanying consolidated statements of operations. This outcome, while considered likely by the Company, is not fixed and is contingent on factors not wholly within the Company’s control, including finalizing additional material terms with Plaintiff, seeking and achieving preliminary approval by the Court, an administrative process, and obtaining final approvals from the Court. Should this pathway for resolution fail, the Company will continue its robust defense of the case.
On July 29, 2024, the U.S. Attorney’s Office for the District of South Carolina issued a civil investigative demand to the Company pursuant to the FCA regarding whether the Company submitted false claims in violation of the FCA related to its billing of, and reimbursements from, federal health care programs for humidifiers that are integrated with PAP devices and provided to patients from January 1, 2017 to the present. The Company is fully cooperating with the investigation. Given the stage of the investigation, it is not possible to determine whether it will have a material adverse effect on the Company.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(19) Related Party Transactions
The Company owns an equity interest in a vendor that provides automated order intake software. The expense related to this vendor was $19.1 million, $14.9 million, and $11.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of December 31, 2025 and 2024, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was approximately 1.1%, 1.0%, and 1.0% of the Company’s consolidated net revenue during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of December 31, 2025. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Payments to this vendor were approximately $77.7 million, $73.9 million, and $24.2 million during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, the Company had an immaterial outstanding accounts payable balance to this vendor.
(20) Income Taxes

The Company is subject to U.S. federal, state, and local income taxes. For the years ended December 31, 2025, 2024, and 2023, the Company recorded income tax expense of $50.9 million, income tax expense of $41.2 million, and an income tax benefit of $49.0 million, respectively. For the year ended December 31, 2025, the Company recognized a $10.1 million income tax benefit, and corresponding increase to net deferred tax assets, related to a non-cash goodwill impairment charge of $128.0 million. For the year ended December 31, 2024, the Company recognized a $1.0 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges of $13.1 million. For the year ended December 31, 2023, the Company recognized a $64.8 million income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges of $830.8 million. See Note 7, Goodwill and Identifiable Intangible Assets, for additional details.
Income (loss) from continuing operations before income tax expense (benefit) are attributed to the following regions for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(15,154)	$136,019	$(723,784)
Foreign	—	—	—
Total income (loss) before taxes	$(15,154)	$136,019	$(723,784)

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The current and deferred income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(654)	$3,792	$5,689
State	4,375	5,398	7,902
	$3,721	$9,190	$13,591
Deferred:
Federal	$37,659	$25,330	$(42,720)
State	9,504	6,719	(19,875)
	$47,163	$32,049	$(62,595)
Income tax expense (benefit)	$50,884	$41,239	$(49,004)

A reconciliation of income tax expense attributable to continuing operations (in thousands) and the effective income tax rate to the applicable statutory federal income tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
	Amount	Percent
United States Statutory Tax Rate	$(3,182)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	13,127	(86.6)%
Foreign Tax Effects
Other foreign jurisdictions	—	—%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%
Effect of Cross-Border Tax Laws	—	—%
Tax Credits	—	—%
Changes in Valuation Allowances	—	—%
Nontaxable or Nondeductible items
Statutory tax rate difference	(2,497)	16.5%
Share-based payment awards	1,617	(10.7)%
Goodwill impairment	18,512	(122.2)%
Interest in Partnership	1,499	(9.9)%
Gain on divestiture of assets	18,116	(119.6)%
Other	498	(3.3)%
Changes in Unrecognized Tax Benefits	—	—%
Other Adjustments
Other	3,194	(21.0)%
Total income tax expense and effective tax rate	$50,884	(335.8)%
(a) State taxes in New York, Pennsylvania, Illinois, New Jersey, Florida, California, Michigan, and Tennessee comprise the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2025.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	3.0%	1.0%
Equity-based compensation	1.6%	(0.4)%
Change in valuation allowance	3.8%	(0.3)%
Change in fair value of warrant liability	(0.6)%	1.0%
Goodwill impairment	1.4%	(16.6)%
Deferred tax only adjustment	(0.8)%	1.1%
Deferred tax impact of state effective tax rate changes	—%	—%
Other	0.9%	—%
Effective income tax rate	30.3%	6.8%
Income taxes paid (net of refunds) for the year ended December 31, 2025 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$17,475
State and local	6,808
Foreign	—
Total cash paid (net of refunds) during the period for income taxes	$24,283
Cash paid (net of refunds) for income taxes (prior to ASU 2023-09)		$14,139	$14,756
Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include U.S. federal of $17.5 million and Tennessee of $1.6 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Deferred income tax assets and liabilities are comprised of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Accounts receivable	$17,823	$18,915
Goodwill and intangible assets	232,793	259,976
Inventory	1,943	1,321
Accruals	20,118	14,361
Net operating losses and credits	47,054	14,162
Transaction costs	728	522
Equity-based compensation	2,852	4,220
Excess business interest expense	39,102	64,429
Lease liability	42,025	36,158
Other	333	132
Total deferred income tax assets	404,771	414,196
Valuation allowance	(11,553)	(8,916)
Net deferred income tax assets	$393,218	$405,280
Deferred income tax liabilities:
Right-of-use assets	$(41,454)	$(34,841)
Contingent consideration	(1,984)	(2,328)
Investment in partnership	(1,268)	(812)
Unrealized gains	(27)	(779)
Equipment and other fixed assets	(80,699)	(52,015)
Total deferred income tax liabilities	(125,432)	(90,775)
Noncurrent net deferred income tax assets	$267,786	$314,505

Activity related to the Company's valuation allowance consisted of the following (in thousands):

Year Ended December 31,
2025
Balance, beginning of period	$(8,916)
Charged (credited) to expense	(2,637)
Balance, end of period	$(11,553)
Deferred income taxes are determined based on the temporary differences between the financial statement book basis and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred income tax assets according to the provisions of FASB ASC 740, Income Taxes. In making this

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
determination, management assesses all available evidence, both positive and negative, available at the time balance sheet date. This includes, but is not limited to, recent earnings, internally prepared income projections, and historical financial performance. A history of cumulative losses is a significant piece of negative evidence used in the assessment. As of December 31, 2025 and 2024, the Company had a valuation allowance recorded against net deferred tax assets of $11.6 million, and $8.9 million, respectively.
As of December 31, 2025 and 2024, the Company had federal net operating losses ("NOLs") carryforwards of $149.3 million and $4.8 million, respectively and state NOLs of $342.0 million and $293.4 million, respectively. The Company believes $4.8 million of federal NOLs are fully limited as a result of ownership changes within the meaning of Internal Revenue Code Section 382 ("Section 382") and has maintained a valuation allowance against these NOL deferred tax assets. Federal NOLs not limited under Section 382 may be carried forward indefinitely. The rules regarding state NOL carryforwards vary and the ability to utilize NOLs varies based on timing and amount. The majority of state NOL carryforwards generated prior to 2018 will expire, if unused, in 2037. Certain state NOL carryforwards generated after 2017 have an indefinite carryforward period. As of December 31, 2025 and 2024, the Company had interest expense carryforwards of $142.5 million and $262.4 million, which may be carried forward indefinitely.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

Balance, December 31, 2022	$6,639
Additions for tax positions acquired	—
Reductions due to lapse of statute of limitations	(43)
Balance, December 31, 2023	6,596
Additions for tax positions acquired	12
Reductions due to lapse of statute of limitations	(3,868)
Balance, December 31, 2024	2,740
Additions for tax positions acquired	—
Reductions due to lapse of statute of limitations	—
Balance, December 31, 2025	$2,740
The unrecognized tax benefit of $2.7 million at December 31, 2025 relates to tax positions taken in pre-closing tax periods of companies acquired in 2021, for which the Company received tax indemnifications against any losses. As such, the Company recognized a corresponding asset on its consolidated balance sheet and no amount of the Company’s uncertain tax positions, if recognized, would impact the effective tax rate of the Company. As of December 31, 2025 and 2024, the Company’s accrued liability for interest and penalties is $2.2 million and $1.7 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2021, based on the U.S. statute of limitations. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
In certain circumstances (such as certain changes in control, the election of the Company to exercise its right to terminate the agreement and make an early termination payment or an IRS challenge to a tax basis increase) it is possible that cash payments under the TRA may exceed actual cash savings.
At December 31, 2025, the Company’s liability relating to the TRA was $265.7 million, of which $26.8 million and $238.9 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2024, the Company's liability relating to the TRA was $290.4 million, of which $25.0 million and $265.4 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. During the years ended December 31, 2025 and 2024, the Company recognized a loss of $0.4 million and $0.2 million, respectively, related to changes in the estimated TRA liability.
On July 4, 2025, the President signed the One Big Beautiful Bill Act (the "OBBBA") into law. The OBBBA, among other things, indefinitely reinstates (i) 100 percent bonus depreciation for qualified property and (ii) favorable interest deduction limitations. In accordance with ASC Topic 740, Income Taxes, the Company remeasured its deferred income tax assets and liabilities, which has been reflected in the Company’s consolidated financial statements for the year ended December 31, 2025. The OBBBA reduced the Company’s 2025 estimated cash income tax liability, resulting in a $29.2 million current income tax receivable, which is included in prepaid and other current assets in the accompanying consolidated balance sheets as of December 31, 2025. The majority of AdaptHealth’s income tax receivable relates to federal and state corporate income tax refunds, $10.0 million of which was received in January 2026. The remaining refunds are expected to be received in 2026.
(21) Subsequent Events
The Company evaluated subsequent events for the period from December 31, 2025 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure, other than as discussed below and in Note 12, Debt, and Note 18, Commitments and Contingencies.
Subsequent to December 31, 2025, the Company acquired certain assets of a provider of home medical equipment for total consideration of $47.6 million. As of the date the consolidated financial statements were available to be issued, the Company was in the process of determining the allocation of the consideration paid to the fair value of the assets acquired.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that the Company's internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has expressed an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. KPMG LLP's report appears on page 68 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the prior fiscal year, management identified the following material weakness in internal control over financial reporting as of December 31, 2024.

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

The Inventory Valuation Material Weakness was remediated during 2025. Management has completed its remediation efforts by designing and implementing a new quarterly control to perform a structured review of inventory movements, incorporating sales and rental transactions for the period to ensure accurate valuation and to mitigate the risk of a material misstatement. This control operated for a sufficient period of time to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of the Company's directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of the stockholders to be filed on or before April 30, 2026 and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of the stockholders to be filed on or before April 30, 2026 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of the stockholders to be filed on or before April 30, 2026 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of the stockholders to be filed on or before April 30, 2026 and is incorporated herein by reference.
Item 14. Principal Accountant’s Fees and Services
The information required by this item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of the stockholders to be filed on or before April 30, 2026 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Consolidated Financial Statements and Supplementary Data:
Financial Statements. The following is a list of the Consolidated Financial Statements of AdaptHealth Corp. and its subsidiaries included in Item 8 of Part II of this report.
(b)Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits starting on page 126 of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2024).
3.3
Certificate of Designations of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed with the SEC on February 13, 2018).
4.2	Description of Securities (incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2024).
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

10.4
Third Amendment dated as of March 31, 2023 to the Credit Agreement, dated as of January 20, 2021, among AdaptHealth LLC, the guarantors named therein, Regions Bank as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023).

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

10.10†	Amended and Restated 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2021).
10.11†
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

10.13†	AdaptHealth Corp. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 22, 2020).
10.14
Investment Agreement, dated as of May 25, 2020, by and among the Company, OEP AHCO Investment Holdings, LLC and, solely for purposes of Section 3.10, One Equity Partners VII, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.15
Exchange Agreement, dated as of June 24, 2020, by and between AdaptHealth Corp. and Deerfield Private Design Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.16
Investment Agreement, dated as of June 24, 2020, by and between AdaptHealth Corp. and Deerfield Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.17
Consent Agreement, dated as of May 9, 2022, among AdaptHealth LLC, the guarantors named therein, Regions Bank as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 12, 2022).

10.18†
Employment Agreement, dated July 24, 2023, by and between AdaptHealth Corp. and Albert Prast (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2023).

10.19	AdaptHealth LLC Non-qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023).
10.20†
Employment Agreement, dated as of April 10, 2024, by and between AdaptHealth Corp. and Suzanne Foster (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.21†
Amendment to Employment Agreement, dated as of April 15, 2024, between AdaptHealth Corp. and Jason Clemens (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.22†	Amended and Restated 2019 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.23†
Employment Agreement, dated as of August 1, 2024, by and between AdaptHealth Corp. and Toby Scott Barnhart (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2024).

10.24†
Employment Agreement, dated as of October 29, 2024, by and between AdaptHealth Corp. and Albert Prast (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024).

10.25†
Offer of Employment, dated as of August 15, 2022, by and between AdaptHealth Corp. and Christine Archbold (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.26†
Amendment, dated as of February 23, 2023, to Offer of Employment, dated as of August 17, 2022, by and between AdaptHealth Corp. and Christine Archbold (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.27	Non-Employee Director Fee Deferral Policy, effective May 30, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2025).
19.1	AdaptHealth Corp. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2025).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on the signature page hereof).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	AdaptHealth Corp. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Form 10-K filed with the SEC on February 27, 2024).
101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104 ***	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

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