Form 10-Q
period 2026-03-31
AdaptHealth Corp.
filed 2026-05-05
CIK 1725255

FH 7.10]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, there were 136,054,152 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash	$47,964	$106,136
Accounts receivable	391,966	370,897
Inventory	159,269	151,247
Prepaid and other current assets	88,277	100,619
Total current assets	687,476	728,899
Equipment and other fixed assets, net	622,185	509,956
Operating lease right-of-use assets	122,972	111,968
Finance lease right-of-use assets	49,918	52,300
Goodwill	2,567,365	2,541,428
Identifiable intangible assets, net	80,232	85,121
Deferred income taxes, net	275,061	267,786
Other assets	18,798	19,119
Total Assets	$4,424,007	$4,316,577
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$601,392	$553,700
Current portion of long-term debt	24,375	20,313
Current portion of operating lease obligations	34,035	30,728
Current portion of finance lease obligations	19,863	17,702
Contract liabilities	59,729	59,843
Other liabilities	3,893	30,106
Total current liabilities	743,287	712,392
Long-term debt, less current portion	1,798,902	1,715,983
Operating lease obligations, less current portion	93,528	85,470
Finance lease obligations, less current portion	30,004	32,604
Other long-term liabilities	243,805	243,804
Total Liabilities	2,909,526	2,790,253
Commitments and contingencies (note 15)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 136,013,322 and 135,450,364 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	14	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Treasury stock, at cost (2,935,035 shares at March 31, 2026 and December 31, 2025)	(25,548)	(25,548)
Additional paid-in capital	2,181,619	2,176,990
Accumulated deficit	(649,012)	(632,972)
Accumulated other comprehensive income	—	78
Total stockholders' equity attributable to AdaptHealth Corp.	1,507,074	1,518,562
Noncontrolling interest in subsidiary	7,407	7,762
Total Stockholders' Equity	1,514,481	1,526,324
Total Liabilities and Stockholders' Equity	$4,424,007	$4,316,577
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net revenue	$819,799	$777,882
Costs and expenses:
Cost of net revenue	708,298	657,444
General and administrative expenses	95,908	86,854
Depreciation and amortization, excluding patient equipment depreciation	10,104	10,414
Total costs and expenses	814,310	754,712
Operating income	5,489	23,170
Interest expense, net	25,594	28,399
Loss before income taxes	(20,105)	(5,229)
Income tax (benefit) expense	(5,232)	850
Net loss	(14,873)	(6,079)
Income attributable to noncontrolling interest	1,167	1,128
Net loss attributable to AdaptHealth Corp.	$(16,040)	$(7,207)

Weighted average common shares outstanding - basic	135,779	134,799
Weighted average common shares outstanding - diluted	135,779	134,799

Basic net loss per share (note 12)	$(0.12)	$(0.05)
Diluted net loss per share (note 12)	$(0.12)	$(0.05)

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net loss	$(14,873)	$(6,079)
Other comprehensive income (loss):
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	(78)	(675)
Comprehensive loss	(14,951)	(6,754)

Income attributable to noncontrolling interest	1,167	1,128
Comprehensive loss attributable to AdaptHealth Corp.	$(16,118)	$(7,882)
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025	135,450	$13	124	$1	2,935	$(25,548)	$2,176,990	$(632,972)	$78	$7,762	$1,526,324
Equity-based compensation	485	1	—	—	—	—	6,532	—	—	—	6,533
Exercise of stock options	31	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from vesting of restricted stock units and stock option exercises	—	—	—	—	—	—	(2,367)	—	—	—	(2,367)
Common Stock issued in connection with employee stock purchase plan	47	—	—	—	—	—	464	—	—	—	464
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,522)	(1,522)
Net (loss) income	—	—	—	—	—	—	—	(16,040)	—	1,167	(14,873)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(78)	—	(78)
Balance, March 31, 2026	136,013	$14	124	$1	2,935	$(25,548)	$2,181,619	$(649,012)	$—	$7,407	$1,514,481

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	134,602	$13	124	$1	2,935	$(25,548)	$2,156,604	$(562,178)	$2,253	$6,973	$1,578,118
Equity-based compensation	280	—	—	—	—	—	5,296	—	—	—	5,296
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(1,324)	—	—	—	(1,324)
Common Stock issued in connection with employee stock purchase plan	59	—	—	—	—	—	564	—	—	—	564
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,046)	(2,046)
Net (loss) income	—	—	—	—	—	—	—	(7,207)	—	1,128	(6,079)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(675)	—	(675)
Balance, March 31, 2025	134,941	$13	124	$1	2,935	$(25,548)	$2,161,140	$(569,385)	$1,578	$6,055	$1,573,854

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,873)	$(6,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	106,469	94,345
Equity-based compensation	6,532	5,296
Reduction in the carrying amount of operating lease right-of-use assets	10,659	7,490
Reduction in the carrying amount of finance lease right-of-use assets	5,046	3,374
Deferred income tax benefit	(5,600)	(776)
Amortization of deferred financing costs	1,186	1,283
Writeoff of fixed assets	691	—
Other	(786)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(21,069)	(15,429)
Inventory	(7,751)	9,159
Prepaid and other assets	11,913	194
Operating lease obligations	(10,298)	(7,861)
Operating liabilities	11,603	4,531
Net cash provided by operating activities	93,722	95,527
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(121,212)	(95,585)
Payments for business acquisitions	(84,683)	—
Proceeds from the sale of assets	1,439	—
Net cash used in investing activities	(204,456)	(95,585)
Cash flows from financing activities:
Proceeds from borrowings on lines of credit	100,000	—
Repayments on long-term debt and lines of credit	(14,063)	(25,000)
Repayments of finance lease obligations	(3,104)	(3,221)
Proceeds received in connection with employee stock purchase plan	464	564
Payments relating to the Tax Receivable Agreement	(26,846)	(25,012)
Distributions to noncontrolling interests	(1,522)	(2,046)
Payments for tax withholdings from vesting of restricted stock units	(2,367)	(1,324)
Net cash provided by (used in) financing activities	52,562	(56,039)
Net decrease in cash	(58,172)	(56,097)
Cash at beginning of period	106,136	109,747
Cash at end of period	$47,964	$53,650

Supplemental disclosures:
Cash paid for interest	$43,080	$45,969
Cash (refunded) paid for income taxes	(12,287)	42

Noncash investing and financing activities:
Unpaid equipment and other fixed asset purchases at end of period	$102,503	$58,250
Assets subject to operating lease obligations	19,441	3,483
Operating lease obligations	(19,441)	(3,483)
Write-off of assets subject to operating lease obligations	(450)	(2,232)
Write-off of operating lease obligations	450	2,232
Assets subject to finance lease obligations	3,157	7,388
Finance lease obligations	(3,157)	(7,388)
Write-off of assets subject to finance lease obligations	(492)	(678)
Write-off of finance lease obligations	492	678
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
The interim consolidated financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results for a full year.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
(f)    Business Combinations

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date. The acquisition-date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the acquisition-date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. Upon initial recognition, the Company allocates goodwill to reportable units based on the reportable unit expected to benefit from the business combination. Patient relationships, medical records and patient lists are not reported as separate intangible assets due to regulatory requirements and lack of contractual agreements but are part of goodwill. Customer-related relationships are not reported as separate intangible assets but are part of goodwill as authorizing physicians are under no obligation to refer the Company’s services to their patients, who are free to change physicians and service providers at any time. The Company may adjust the preliminary purchase price allocation, as necessary, as it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date, which is generally up to one year after the acquisition closing date. Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.
(g)    Recoverability of Goodwill
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
(h)    Gain or Loss on Disposals
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
(i)    Long-Lived Assets
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
Definite-lived identifiable intangible assets consist of tradenames and payor contracts. These assets are amortized using the straight-line method over their estimated useful lives, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining useful lives of its long-lived assets. The following table summarizes the useful lives of the Company’s identifiable intangible assets:

Tradenames	5 to 10 years
Payor contracts	10 years
The Company did not recognize any impairment charges on long-lived assets for the three months ended March 31, 2026 and 2025.
(j)    Equity-based Compensation
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
(k)    Accounting for Leases
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
See Note 13, Leases, for additional information.
(l)    Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard during the first quarter of 2026, which did not have a material impact on its consolidated financial statements or disclosures.
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
Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of sleep therapy equipment supplies (including positive airway pressure ("PAP") resupply products), home medical equipment and related supplies (including wheelchairs, hospital beds and infusion pumps), diabetic medical devices and supplies (including CGM and insulin pumps), and other HME products and supplies are recognized when control of the promised good or service is transferred to customers, which is generally upon shipment for direct to consumer medical devices and supplies and upon delivery to the home for home medical equipment.
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
The composition of net revenue by payor type for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Insurance	$482,442	$454,227
Government	205,477	197,411
Patient pay	131,880	126,244
Net revenue	$819,799	$777,882

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by segment for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net sales revenue:
Sleep Health	$251,753	$241,171
Respiratory Health	8,257	8,261
Diabetes Health	136,622	134,386
Wellness at Home	75,812	111,704
Total net sales revenue	$472,444	$495,522

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$81,624	$67,541
Respiratory Health	146,759	142,174
Diabetes Health	3,574	2,834
Wellness at Home	40,471	36,986
Total net revenue from fixed monthly equipment reimbursements	$272,428	$249,535

Net revenue from capitated revenue arrangements:
Sleep Health	$25,118	$7,639
Respiratory Health	23,124	15,046
Diabetes Health	1,970	1,624
Wellness at Home	24,715	8,516
Total net revenue from capitated revenue arrangements	$74,927	$32,825

Total net revenue:
Sleep Health	$358,495	$316,351
Respiratory Health	178,140	165,481
Diabetes Health	142,166	138,844
Wellness at Home	140,998	157,206
Total net revenue	$819,799	$777,882
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
Included in accounts receivable are earned but unbilled accounts receivable. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of March 31, 2026 and December 31, 2025, the Company’s unbilled accounts receivable was $61.5 million and $44.7 million, respectively.
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
During the three months ended March 31, 2026, the Company acquired certain assets from a previous provider in two separate transactions solely to facilitate the transition and servicing of the patients related to a newly awarded at-risk capitated contract which was earned organically. These transactions were accounted for as business combinations under ASC 805. The goodwill generated from these transactions is attributable to the operating efficiencies and expanded infrastructure needed to transition and serve the patients related to the newly awarded at-risk capitated contract. The goodwill recorded during the three months ended March 31, 2026 is expected to be deductible for tax purposes. The total consideration paid for these transactions consisted of cash payments of $84.7 million.
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for these transactions during the three months ended March 31, 2026 was allocated as follows during the period (in thousands):

Inventory	$272
Prepaid and other current assets	100
Equipment and other fixed assets	56,678
Other long term assets	46
Deferred tax assets	1,650
Operating lease right-of-use assets	2,673
Goodwill	25,937
Operating lease liabilities	(2,673)
Net assets acquired	$84,683
The Company did not complete any acquisitions during the three months ended March 31, 2025.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(4)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Patient medical equipment	$1,040,473	$922,912
Computers and software	72,745	72,177
Delivery vehicles	17,652	14,498
Other	27,470	24,517
Gross carrying value	1,158,340	1,034,104
Less accumulated depreciation	(536,155)	(524,148)
Equipment and other fixed assets, net	$622,185	$509,956
For the three months ended March 31, 2026 and 2025, the Company recognized depreciation expense of $101.6 million and $89.2 million, respectively.
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

The CODM evaluates performance of the reportable segments based on Adjusted EBITDA, which is the primary measure of segment profitability. The CODM uses Adjusted EBITDA to evaluate segment operating performance, generate future operating plans, and to assist with the evaluation of strategic business decisions, including potential acquisitions or divestitures, and whether to invest in certain products or services. Adjusted EBITDA excludes interest expense, net, income tax expense (benefit), depreciation and amortization, including patient equipment depreciation, equity-based compensation expense, litigation settlement expense, and certain other non-recurring items of expense or income that the Company does not consider part of its reportable segments’ core operating results. Adjusted EBITDA includes certain centrally incurred corporate and shared function costs, which are allocated to the reportable segments based on methodologies designed to

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
correlate with each segment’s consumption of the related cost. Segment assets are not regularly provided to the CODM and therefore have not been disclosed.

The following tables present segment net revenue, significant segment expenses, and other segment items that are included in the Company’s reported measure of segment profit or loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$358,495	178,140	142,166	140,998	$819,799
Less:
Cost of product and supplies (a)	114,337	34,921	106,957	67,948	324,163
Labor cost (a) (b)	102,671	55,238	14,468	39,329	211,706
Other operating expenses (a) (c)	41,060	18,302	2,132	13,616	75,110
Other segment items (d)	37,730	19,638	14,468	15,791	87,627
Adjusted EBITDA	$62,697	$50,041	$4,141	$4,314	$121,193

	Three Months Ended March 31, 2025
	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total
Net revenue	$316,351	165,481	138,844	157,206	$777,882
Less:
Cost of product and supplies (a)	108,199	34,054	104,069	80,554	326,876
Labor cost (a) (b)	80,720	54,059	12,977	34,547	182,303
Other operating expenses (a) (c)	32,805	14,826	1,856	13,569	63,056
Other segment items (d)	31,000	17,064	13,554	16,091	77,709
Adjusted EBITDA	$63,627	$45,478	$6,388	$12,445	$127,938

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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table presents a reconciliation of total Adjusted EBITDA to consolidated loss before income taxes for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Total Adjusted EBITDA	$121,193	$127,938
Interest expense, net	(25,594)	(28,399)
Depreciation and amortization, including patient equipment depreciation	(106,469)	(94,345)
Equity-based compensation expense (a)	(6,532)	(5,296)
Litigation settlement expense (b)	(500)	—
Other non-recurring expenses, net (c)	(2,203)	(5,127)
Loss before income taxes	$(20,105)	$(5,229)

(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents an expense to settle a shareholder derivative complaint.
(c)The expense for the three months ended March 31, 2026 consists of $1.6 million of consulting expenses associated with asset dispositions and $0.9 million of transaction costs associated with acquisitions, partially offset by $0.3 million of other net non-recurring income. The expense for the three months ended March 31, 2025 consists of $2.3 million of consulting expenses associated with asset dispositions, $1.6 million of consulting expenses associated with systems implementation activities, and $1.2 million of other non-recurring expenses.
Patient Equipment Depreciation
The following table presents the amounts of patient equipment depreciation by reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Patient equipment depreciation:
Sleep Health	$44,460	$38,205
Respiratory Health	33,057	31,116
Diabetes Health	2,634	2,270
Wellness at Home	16,214	12,340
Total patient equipment depreciation (1)	$96,365	$83,931

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
The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2026 was as follows (in thousands):

	Sleep Health	Respiratory Health	Diabetes Health	Wellness at Home	Total Goodwill
Balance at December 31, 2025	$1,595,083	$682,011	$83,801	$180,533	$2,541,428
Goodwill from acquisitions (note 3)	3,631	10,645	—	11,661	25,937
Balance at March 31, 2026	$1,598,714	$692,656	$83,801	$192,194	$2,567,365
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
The Company did not identify any triggering events indicating a possible impairment of goodwill at March 31, 2026.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed.
Identifiable intangible assets consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $64,402	$44,898	4.7
Payor contracts, net of accumulated amortization of $46,666	35,334	4.3
Identifiable intangible assets, net	$80,232

	December 31, 2025
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $61,564	$47,737	4.9
Payor contracts, net of accumulated amortization of $44,616	37,384	4.6
Identifiable intangible assets, net	$85,121

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $4.9 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending March 31,
2027	$18,454
2028	17,626
2029	17,626
2030	17,626
2031	8,900
Thereafter	—
Total	$80,232
The Company did not recognize any impairment charges related to identifiable intangible assets during the three months ended March 31, 2026 and 2025.
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
The following table presents the valuation of the Company’s financial assets as of December 31, 2025 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of December 31, 2025. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

(in thousands)	Level 1	Level 2	Level 3
December 31, 2025
Assets
Interest rate swap agreements - short term	$—	$104	$—
Total assets measured at fair value	$—	$104	$—
Interest Rate Swaps
The Company has historically used interest rate swap agreements to manage interest rate risk by converting a portion of its variable rate borrowings to a fixed rate and recognized these derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the Company’s

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of FASB ASC Topic 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2025 were classified as Level 2 of the fair value hierarchy. In January 2026, the Company's interest rate swaps matured and were not renewed. See Note 8, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2026 and 2025, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(8)    Derivative Instruments and Hedging Activities
The Company records all derivatives on its consolidated balance sheet at fair value. As of December 31, 2025, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). The notional amount associated with the Company's interest rate swap agreements that were outstanding as of December 31, 2025 was $250 million. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps are recognized as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. In January 2026, the Company's interest rate swaps matured and were not renewed.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at December 31, 2025 (in thousands):

December 31, 2025
Balance Sheet Location
Prepaid and other current assets	$104
Other assets	—
Total	$104
During the three months ended March 31, 2026 and 2025, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $0.1 million and $0.7 million, respectively, in other comprehensive income (loss).

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(9)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$431,948	$352,381
Employee-related accruals	57,024	64,080
Litigation reserves	49,300	49,800
Accrued interest	9,819	28,447
Other	53,301	58,992
Total	$601,392	$553,700
(10)    Debt
The following is a summary of long term-debt as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Secured term loan	$310,938	$315,000
Revolving credit facility	100,000	—
Senior unsecured notes	1,425,000	1,435,000
Unamortized deferred financing fees	(12,661)	(13,704)
	1,823,277	1,736,296
Current portion	(24,375)	(20,313)
Long-term portion	$1,798,902	$1,715,983
On September 13, 2024, the Company entered into an amendment to its then existing credit agreement (as amended, the “2024 Credit Agreement”). The 2024 Credit Agreement included a $650.0 million term loan (the "2024 Term Loan"), and $300.0 million in revolving credit commitments with a $55.0 million letter of credit sublimit (the "2024 Revolver", and together with the 2024 Term Loan, the "2024 Credit Facility"). The 2024 Credit Facility had a maturity in September 2029. At the option of the Company, amounts borrowed under the 2024 Credit Facility bore interest at variable rates based upon either the Base Rate (as defined in the 2024 Credit Agreement), payable quarterly, or Term SOFR (as defined in the 2024 Credit Agreement), payable monthly or every three months depending on the interest period selected. Interest periods for Term SOFR loans were available for one, three, or six months at the option of the Company. Base Rate loans accrued interest at a per annum rate equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus (b) an applicable margin ranging from 0.50% to 2.25% per annum based on the Company's Consolidated Senior Secured Leverage Ratio (as defined in the 2024 Credit Agreement). Term SOFR loans accrued interest at a per annum rate equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) an applicable margin ranging from 1.50% to 3.25% per annum based on the Company's Consolidated Senior Secured Leverage Ratio. The 2024 Revolver carried a commitment fee during the term of the 2024 Credit Agreement ranging from 0.25% to 0.50% per annum of the actual daily undrawn portion of the 2024 Revolver depending upon the Company's Consolidated Senior Secured Leverage Ratio.
Under the 2024 Credit Agreement, the Company was subject to a number of restrictive covenants that, among other things, imposed operating and financial restrictions on the Company. Financial covenants included a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contained certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. The Company was in compliance with the applicable covenants in the 2024 Credit Agreement as of March 31, 2026.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
On April 10, 2026, the Company refinanced its debt borrowings under the 2024 Credit Agreement and entered into a new credit agreement (the "2026 Credit Agreement"). The 2026 Credit Agreement consists of a $325.0 million term loan (the "2026 Term Loan"), a $325.0 million delayed draw term loan (the "2026 Delayed Draw Term Loan"), and $450.0 million in commitments for revolving credit loans with a $75.0 million letter of credit sublimit and a $45.0 million swing line sublimit (the "2026 Revolver", and together with the 2026 Term Loan and the 2026 Delayed Draw Term Loan, the "2026 Credit Facility"). At closing, the Company borrowed $100.0 million under the 2026 Revolver. Borrowings under the 2026 Term Loan and the 2026 Revolver at closing were used in part to repay existing amounts outstanding under the 2024 Credit Agreement, and to pay related fees and expenses. The 2026 Credit Facility has a maturity in April 2031. However, the maturity of the 2026 Credit Facility is subject to a springing maturity date that is 91 days prior to the stated maturity dates of the Company's 6.125% Senior Notes, 4.625% Senior Notes and 5.125% Senior Notes (each as defined below), in each case if more than $150.0 million aggregate principal amount of such senior unsecured notes remains outstanding on such springing maturity date. The borrowings under the 2026 Term Loan requires quarterly principal repayments of $2.0 million beginning September 30, 2026 through June 30, 2028, increasing to $4.1 million beginning September 30, 2028 through March 31, 2031, and the unpaid principal balance is due at maturity in April 2031. Borrowings under the 2026 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2026 Credit Agreement. Borrowings under the 2026 Delayed Draw Term Loan may be used for refinancing the Company's outstanding 6.125% Senior Notes and/or funding acquisitions permitted under the 2026 Credit Agreement. At the option of the Company, amounts borrowed under the 2026 Credit Facility bear interest at variable rates based upon either the Base Rate (as defined in the 2026 Credit Agreement), payable quarterly, or Term SOFR (as defined in the 2026 Credit Agreement), payable monthly or every three months depending on the interest period selected. Interest periods for Term SOFR loans are available for one, three, or six months at the option of the Company. Base Rate loans accrue interest at a per annum rate equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus (b) an applicable margin ranging from 0.125% to 1.0% per annum based on the Company's Consolidated Total Leverage Ratio (as defined in the 2026 Credit Agreement). Term SOFR loans accrue interest at a per annum rate equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) an applicable margin ranging from 1.125% to 2.0% per annum based on the Company's Consolidated Total Leverage Ratio. The 2026 Revolver carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Revolver depending upon the Company's Consolidated Total Leverage Ratio. In addition, the 2026 Delayed Draw Term Loan carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Delayed Draw Term Loan depending upon the Company's Consolidated Total Leverage Ratio beginning 45 days after closing.
Under the 2026 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2026 Credit Agreement. The 2026 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws.
Any borrowing under the 2026 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2026 Revolver may be reborrowed. Mandatory prepayments are required under the 2026 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with certain dispositions of assets and receipt of certain insurance proceeds or condemnation awards to the extent proceeds thereof are not reinvested, and unpermitted debt transactions.
Secured Term Loan
As of March 31, 2026, the outstanding borrowings under the 2024 Term Loan required quarterly principal repayments of $4.1 million through September 30, 2026, increasing to $8.1 million from December 31, 2026 through June 30, 2029, and the remaining unpaid principal balance was due in September 2029. At March 31, 2026 and December 31, 2025, there was $310.9 million and $315.0 million, respectively, outstanding under the 2024 Term Loan. The per annum interest rate under the 2024 Term Loan was 5.17% at March 31, 2026.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Revolving Credit Facility
The Company borrowed $100.0 million under the 2024 Revolver during the three months ended March 31, 2026, which remained outstanding as of March 31, 2026. Borrowings under the 2024 Revolver could have been used for working capital and other general corporate purposes, including for capital expenditures and funding acquisitions permitted under the 2024 Credit Agreement. At March 31, 2026, there was $26.3 million outstanding under letters of credit. At March 31, 2026, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could have borrowed under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $173.7 million.
Senior Unsecured Notes
In August 2021, the Company issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the "5.125% Senior Notes"). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2026 is 101.281% and (ii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, the Company may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, the Company issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the "4.625% Senior Notes"). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 4.625% Senior Notes is 100.000%, in each case together with accrued and unpaid interest. In addition, the Company may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the "6.125% Senior Notes"). In November 2025 and January 2026, the Company repurchased $15.0 million and $10.0 million aggregate principal amount of the 6.125% Senior Notes at an average price of 100.253% and 100.800% of such principal amounts, respectively, through open market transactions. The outstanding balance under the 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year. The 6.125% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2025 is 101.021% and (ii) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, the Company may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
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
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. As of March 31, 2026, the Company is permitted to grant up to 18,350,000 shares of Common Stock under the 2019 Plan, subject to certain adjustments and limitations. At March 31, 2026, 5,461,299 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Stock Options
There were no stock options granted during the three months ended March 31, 2026 and 2025.
The following table provides the activity for outstanding stock options during the three months ended March 31, 2026 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2025	945	$7.24	3.1 Years
Exercised	(90)	$4.38
Outstanding, March 31, 2026	855	$7.54	2.4 Years
During the three months ended March 31, 2026, 89,451 stock options were exercised on a cashless basis resulting in the issuance of 31,248 shares of the Company’s Common Stock. There were no stock option exercises during the three months ended March 31, 2025.
Restricted Stock Units
During the three months ended March 31, 2026, the Company granted the following shares of restricted stock units:
•1,686,174 shares of restricted stock units to various employees which vest ratably over the three-year period following the vesting commencement dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $17.0 million.
•25,516 shares of restricted stock units to certain of the Company's non-employee directors which vest within one year following the grant date. The grant-date fair value of these awards was $0.3 million.
•801,756 shares of performance-vested restricted stock units ("Performance RSUs") to senior executive management of the Company which vest on the third anniversary of the vesting commencement date subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return ("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $12.6 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Activity related to the Company’s non-vested restricted stock units for the three months ended March 31, 2026 is presented below (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2025	4,017	$12.95
Granted	2,513	$11.87
Vested	(704)	$10.93
Forfeited	(216)	$18.48
Non-vested balance, March 31, 2026	5,610	$12.55
Equity-Based Compensation Expense
The Company recognized equity-based compensation expense of $6.5 million during the three months ended March 31, 2026, of which $5.6 million and $0.9 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $5.3 million during the three months ended March 31, 2025, of which $4.1 million and $1.2 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
At March 31, 2026, there was $52.8 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.2 years.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss attributable to AdaptHealth Corp.	$(16,040)	$(7,207)
Less: Earnings allocated to participating securities (1)	—	—
Net loss for basic and diluted EPS	$(16,040)	$(7,207)

Denominator
Basic weighted-average common shares outstanding	135,779	134,799
Add: Stock options (2)	—	—
Add: Unvested restricted stock units (2)	—	—
Diluted weighted-average common shares outstanding	135,779	134,799

Basic net loss per share	$(0.12)	$(0.05)
Diluted net loss per share	$(0.12)	$(0.05)
(1)The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were no amounts allocated to the participating securities during the three months ended March 31, 2026 and 2025 due to the net loss reported in those periods.
(2)Due to the Company reporting net loss attributable to AdaptHealth Corp. for the three months ended March 31, 2026 and 2025, all potentially dilutive securities related to outstanding stock options and unvested restricted stock units were excluded from the computation of diluted net loss per share for those periods as their inclusion would have been anti-dilutive.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net loss per share for the three months ended March 31, 2026 and 2025 because to do so would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Preferred Stock	12,406	12,406
Stock options	855	1,361
Unvested restricted stock units	5,610	4,656
Total	18,871	18,423
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
The following table presents information about lease costs and expenses and sublease income for the three months ended March 31, 2026 and 2025 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$12,986	$11,054
Finance lease costs:
Amortization of ROU assets	$5,046	$3,374
Interest on lease liabilities	$801	$647
Other lease costs and income:
Variable leases costs (1)	$7,297	$6,298
Sublease income	$188	$170
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	4.7 years	4.8 years
Finance leases	2.9 years	3.1 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	5.1%	5.1%
Finance leases	6.3%	6.4%

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of March 31, 2026 (in thousands):

	Operating Leases	Finance Leases
2026	$30,436	$17,185
2027	34,515	18,866
2028	28,420	11,541
2029	20,553	6,539
2030	15,682	352
Thereafter	15,979	—
Total future undiscounted lease payments	$145,585	$54,483
Less: amount representing interest	(18,022)	(4,616)
Present value of future lease payments (lease liability)	$127,563	$49,867
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash payments for operating leases	$11,929	$9,366
Financing cash payments for finance leases	$3,104	$3,221
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$19,441	$3,483
Finance leases	$3,157	$7,388
(14)    Income Taxes
The Company is subject to U.S. federal, state, and local income taxes. For the three months ended March 31, 2026 and 2025, the Company recognized an income tax benefit of $5.2 million and income tax expense of $0.9 million, respectively.
As of March 31, 2026 and December 31, 2025, the Company had an unrecognized tax benefit of $2.7 million.
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
At March 31, 2026, the Company's liability relating to the TRA was $238.9 million, which is included in other long-term liabilities in the accompanying consolidated balance sheets. At December 31, 2025, the Company’s liability relating to

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
the TRA was $265.7 million, of which $26.8 million and $238.9 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
A $16.5 million income tax receivable is included in prepaid and other current assets in the accompanying consolidated balance sheets as of March 31, 2026. The majority of the Company’s income tax receivable relates to federal corporate income tax refunds, which are expected to be received later in 2026.
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
On May 28, 2025, the parties jointly filed a letter requesting that the Court hold the motion to dismiss in abeyance pending the outcome of a private mediation between the parties. On October 8, 2025, the parties attended a private mediation. After subsequent settlement discussions, the parties reached an agreement in principle to settle the litigation.
On December 19, 2025, the parties filed for Preliminary Approval of Proposed Settlement and Approval of Notice to the Settlement Class and the preliminary approval order was granted by the Court on February 2, 2026. The proposed settlement is to be funded as follows: (i) $34.0 million of cash from the Company’s insurance carriers and (ii) $1.0 million of cash from the Company. The $1.0 million was paid by the Company during the three months ended March 31, 2026. The Company's remaining liability of $34.0 million, consisting of the cash payment to be funded by the Company's insurance carriers, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2026. The Company also recorded a receivable of $34.0 million, representing the amount to be received from the Company’s insurance carriers, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of March 31, 2026. The proposed settlement is subject to preliminary and final Court approval

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
and other customary closing conditions. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Allegheny County Consolidated Complaint will be released from the claims that were asserted or could have been asserted in the Consolidated Class Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing and is subject to court approval. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.
On April 8, 2026, the Allegheny Lead Plaintiffs filed their Motion for Final Approval of Settlement and Plan of Allocation.
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
On December 9, 2025, a putative shareholder, Aaron Frankel, filed under seal a shareholder derivative complaint against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Frankel Derivative Complaint”; as to the action, the “Frankel Derivative Action”). On January 7, 2026, the Court unsealed the Frankel Derivative Action, and Frankel notified the Company of the Frankel Derivative Action. On January 28, 2026, Frankel filed a redacted amended complaint on the public docket.
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
On March 19, 2026, the parties to the Wu Derivative Action and the Frankel Derivative Action filed a stipulation to consolidate the actions. On March 24, 2026, the parties to the Wu Derivative Action and the Frankel Derivative Action filed a notice informing the Court that they had reached an agreement in principle to settle both actions.
On June 24, 2025, a putative shareholder of the Company, Blake T. Myers, filed against the Company a complaint in the Court of Chancery of the State of Delaware seeking to compel an inspection of books and records under 8 Del. C. § 220 (“Section 220”) (as to the complaint, the “Myers Section 220 Complaint”; as to the action, the “Myers Section 220 Action”). The Myers Section 220 Complaint asserted the putative shareholder’s right to inspect certain corporate books and records relevant to the issues in the Allegheny County Consolidated Class Action for the purported purposes of (i) investigating potential wrongdoing by the current and/or former members of the Board and the Company’s current and/or former executive

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
officers, (ii) supporting appropriate action in the event current and/or former directors or executive officers did not properly discharge their fiduciary duties, and (iii) evaluating whether members of the current Board have a conflict of interest such that making a demand upon the Board to bring a derivative action on behalf of the Company would be futile.
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
On March 10, 2026, the parties to the Myers Derivative Action stipulated to stay the action pending final resolution of the Allegheny County Consolidated Class Action. The parties' stipulation was so-ordered by the Court on the same date. The parties to the Myers Derivative Action subsequently reached an agreement in principle to settle that action on the same terms as the Wu Derivative Action and the Frankel Derivative Action.
The Company intends to vigorously defend against the allegations contained in the Myers Derivative Complaint, but there can be no assurance that the defense will be successful.
In October 2022, a former customer of the Company, Mr. Ray (“Plaintiff”), filed an individual action against the Company and a collection agency for violation of North Carolina’s Debt Collection Practices Act (the "Act”) based on allegations that the Company failed to address Mr. Ray’s billing concerns and issue a refund in a timely manner related to his return of medical equipment. Plaintiff was permitted to amend his individual complaint to a class action complaint on behalf of similarly situated North Carolina residents who allegedly experienced improper billing issues after the asserted return of medical equipment. Over continued objection, and after withdrawing a motion for class certification, Plaintiff amended his class action complaint again in May 2025 to assert violations of the Act related to three classes of North Carolinians: (a) a class of patients who were allegedly improperly billed after returning equipment, (b) a class of patients who were allegedly improperly charged a late fee after assertedly returning their equipment, and (c) a class of patients who received collection letters that allegedly violated the Act. Plaintiff has argued that the claims are meritorious, and the classes could be certified up to and including approximately 130,000 North Carolina patients. The Company has vigorously defended the case; believes the claims lack merit; and, believes that none of the three classes could be certified. Neither the merits of the case nor the certification of these classes have been reviewed by the Court. While nonetheless strongly defending the case, to minimize exposure and risk under the Act, and reduce further litigation expenses, the Company has also pursued settlement options. The Company and the Plaintiff, a proposed class representative, recently agreed to inform the Court that the parties have agreed to certify the classes and settle the case as to Class A, Class B and Class C members for a total settlement payment to be made by the Company of $14.5 million in consideration for full releases of the Company. The Company recorded a liability of $14.5 million, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025. This outcome, while considered likely by the Company, is not fixed and is contingent on factors not wholly within the Company’s control, including finalizing additional material terms with Plaintiff, seeking and achieving preliminary approval by the Court, an administrative process, and obtaining final approvals from the Court. Should this pathway for resolution fail, the Company will continue its robust defense of the case.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(16)    Related Party Transactions
The Company owns an equity interest in a vendor that provides automated order intake software. The expense related to this vendor was $5.4 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of March 31, 2026 and December 31, 2025, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was approximately 1.0% of the Company’s consolidated net revenue during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of March 31, 2026. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Payments to this vendor were approximately $23.6 million and $26.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had an immaterial outstanding accounts payable balance to this vendor.
(17)    Subsequent Events
The Company evaluated subsequent events for the period from March 31, 2026 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure, other than as discussed in Note 10, Debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with AdaptHealth Corp.’s (“AdaptHealth” or the “Company”) consolidated financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors”, in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026. Certain amounts that appear in this section may not sum due to rounding.
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
The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of March 31, 2026, AdaptHealth serviced approximately 4.5 million patients annually in all 50 states through its network of approximately 670 locations in 48 states. The Company’s principal executive offices are located at 555 East North Lane, Suite 5075, Conshohocken, Pennsylvania 19428.
Impact of Inflation

The cost to manufacture and distribute the equipment and products that AdaptHealth purchases from vendors and provides to patients is influenced by the cost of materials, labor, shipping, and transportation, including fuel costs. Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies, as well as the impact of the war with Iran on fuel prices. Increases in inflation could impact the overall demand for AdaptHealth’s products and services, availability of materials, its costs for labor, equipment and products, shipping, fuel, warehousing and other operational overhead and the margins it is able to realize on its products, all of which could have an adverse impact on AdaptHealth’s business, financial position, results of operations and cash flows. Additionally, it is not certain whether AdaptHealth would be able to pass increased costs onto customers to offset inflationary pressures. AdaptHealth has experienced inflationary pressure and higher costs as a result of increased cost of materials, labor, shipping and transportation. Although there have been increases in inflation and costs, AdaptHealth cannot predict whether these trends will continue. AdaptHealth’s mitigation efforts relating to these inflationary pressures and costs include utilizing AdaptHealth’s purchasing power in negotiations with vendors and the increased use of technology to drive operating efficiencies and control costs, such as AdaptHealth’s digital platform for prescriptions, orders and delivery.
Key Components of Operating Results
Net Revenue. Net revenue is recognized for services and related products that AdaptHealth provides to patients for healthcare-at-home solutions including HME, medical supplies and related services. Revenues are recognized either at a point in time for the sale of supplies and consumables, over the service period for equipment rental (including, but not limited to, positive airway pressure ("PAP") machines, hospital beds, wheelchairs and other equipment), net of implicit price concessions for amounts estimated to be received from patients or under reimbursement arrangements with Medicare, Medicaid and other third-party payors, including private insurers, or in the month in which eligible members are entitled to receive healthcare services in connection with at-risk capitation arrangements. Certain trends or uncertainties that may have a material impact on revenue growth and operating results include the Company's ability to obtain new at-risk capitation arrangements, new patient starts and to generate referrals from patient referral sources and the ability to meet the increased demand considering inflationary pressures.
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

	Three Months Ended
	March 31, 2026		March 31, 2025
Net Revenue (in thousands, except revenue percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep Health	$251,753	30.7%	$241,171	31.0%
Respiratory Health	8,257	1.0%	8,261	1.1%
Diabetes Health	136,622	16.7%	134,386	17.3%
Wellness at Home	75,812	9.2%	111,704	14.3%
Total net sales revenue	$472,444	57.6%	$495,522	63.7%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$81,624	10.0%	$67,541	8.7%
Respiratory Health	146,759	17.9%	142,174	18.3%
Diabetes Health	3,574	0.4%	2,834	0.4%
Wellness at Home	40,471	4.9%	36,986	4.7%
Total net revenue from fixed monthly equipment reimbursements	$272,428	33.2%	$249,535	32.1%

Net revenue from capitated revenue arrangements:
Sleep Health	$25,118	3.0%	$7,639	1.0%
Respiratory Health	23,124	2.8%	15,046	1.9%
Diabetes Health	1,970	0.3%	1,624	0.2%
Wellness at Home	24,715	3.1%	8,516	1.1%
Total net revenue from capitated revenue arrangements	$74,927	9.2%	$32,825	4.2%

Total net revenue:
Sleep Health	$358,495	43.7%	$316,351	40.7%
Respiratory Health	178,140	21.7%	165,481	21.3%
Diabetes Health	142,166	17.4%	138,844	17.9%
Wellness at Home	140,998	17.2%	157,206	20.1%
Total net revenue	$819,799	100.0%	$777,882	100.0%

Results of Operations
Comparison of Three Months Ended March 31, 2026 and Three Months Ended March 31, 2025.
The following table summarizes AdaptHealth’s consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Net revenue	$819,799	100.0%	$777,882	100.0%	$41,917	5.4%
Costs and expenses:
Cost of net revenue	708,298	86.4%	657,444	84.5%	50,854	7.7%
General and administrative expenses	95,908	11.7%	86,854	11.2%	9,054	10.4%
Depreciation and amortization, excluding patient equipment depreciation	10,104	1.2%	10,414	1.3%	(310)	(3.0)%
Total costs and expenses	814,310	99.3%	754,712	97.0%	59,598	7.9%
Operating income	5,489	0.7%	23,170	3.0%	(17,681)	(76.3)%
Interest expense, net	25,594	3.1%	28,399	3.7%	(2,805)	(9.9)%
Loss before income taxes	(20,105)	(2.5)%	(5,229)	(0.7)%	(14,876)	284.5%
Income tax (benefit) expense	(5,232)	(0.6)%	850	0.1%	(6,082)	(715.5)%
Net loss	(14,873)	(1.8)%	(6,079)	(0.8)%	(8,794)	144.7%
Income attributable to noncontrolling interest	1,167	0.2%	1,128	0.1%	39	3.5%
Net loss attributable to AdaptHealth Corp.	$(16,040)	(2.0)%	$(7,207)	(0.9)%	$(8,833)	122.6%
Net Revenue.
The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended March 31,
	Variance 2026 vs. 2025
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Organic revenue (a)	$71,122	9.1%
Acquisition (b)	6,587	0.9%
Disposition (c)	(35,792)	(4.6)%
Total change in net revenue	$41,917	5.4%
(a) All changes in reported net revenue from the comparable period presented excluding the impacts from acquisition (b) and disposition (c).
(b) The change in net revenue attributable to businesses and/or assets AdaptHealth has owned for less than one year based on the month of acquisition. This excludes the acquisition of assets from previous providers to facilitate the transition of patients related to newly awarded at-risk capitated contracts, since the revenue related to these agreements is earned organically.

(c) Net revenue generated in the comparative prior year period from divested product lines, services, and/or businesses for which there is no revenue recognized in the comparative months within the current period presented.
Net revenue from AdaptHealth's Sleep Health segment increased by $42.1 million, or 13.3%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to an increase in net revenue attributable to the capitated contract that was entered into in 2025. The increase was also attributable to increased net sales revenue primarily from higher patient census from sales of PAP resupply products, as well as increased net revenue from fixed monthly equipment reimbursements from higher sleep rental products. Net revenue from AdaptHealth's Respiratory Health segment increased by $12.7 million, or 7.6%, for the three months ended March 31, 2026 compared to the prior year period, mainly due to an increase in capitated revenue arrangements primarily related to the capitated contract that was entered into in 2025, as well as higher fixed monthly equipment reimbursements from higher patient census for oxygen equipment products. Net revenue from AdaptHealth's Diabetes Health segment increased by $3.3 million, or 2.4%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to higher net sales revenue as a result of growth in insulin pump and supplies patient census, offset by lower CGM patient census. Net revenue from AdaptHealth's Wellness at Home segment decreased by $16.2 million, or 10.3% for the three months ended March 31, 2026 compared to the prior year period, primarily due to decreased revenues from the disposition of certain incontinence and infusion businesses during 2025, partially offset by increased revenues from capitated revenue arrangements primarily related to the capitated contract that was entered into in 2025.
For the three months ended March 31, 2026, net sales revenue comprised 57.6% of total net revenue, compared to 63.7% of total net revenue for the three months ended March 31, 2025. For the three months ended March 31, 2026 and March 31, 2025, net revenue from fixed monthly equipment reimbursements comprised 33.2% and 32.1%, respectively, of total net revenue. For the three months ended March 31, 2026, net revenue from capitated revenue arrangements comprised 9.2% of total net revenue, compared to 4.2% of total net revenue for the three months ended March 31, 2025.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$324,163	39.5%	$326,876	42.0%	$(2,713)	(0.8)%
Salaries, labor and benefits	212,585	25.9%	183,524	23.6%	29,061	15.8%
Patient equipment depreciation	96,365	11.8%	83,931	10.8%	12,434	14.8%
Rent and occupancy	21,604	2.6%	20,221	2.6%	1,383	6.8%
Other operating expenses	53,581	6.6%	42,892	5.5%	10,689	24.9%
Total cost of net revenue	$708,298	86.4%	$657,444	84.5%	$50,854	7.7%
Cost of net revenue for the three months ended March 31, 2026 and 2025 was $708.3 million and $657.4 million, respectively, an increase of $50.9 million or 7.7%. Refer to the section below titled “Segment Results of Operations” for a discussion of the changes in cost of products and supplies, salaries, labor and benefits, and rent and other operating expenses. Patient equipment depreciation increased by $12.4 million, due to an increase in patient medical equipment acquired during the three months ended March 31, 2026 primarily to support capitated revenue arrangements.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2026 and 2025 were $95.9 million and $86.9 million respectively, an increase of $9.1 million or 10.4%. This increase is primarily due to higher salaries, labor and benefits, software costs, insurance-related costs, and equity-based compensation, partially offset by lower consulting costs.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended March 31, 2026 and 2025 was $10.1 million and $10.4 million, respectively, a decrease of $0.3 million, primarily related to lower intangible amortization expense.
Interest Expense, net. Interest expense, net for the three months ended March 31, 2026 and 2025 was $25.6 million and $28.4 million, respectively, a decrease of $2.8 million. Interest expense related to AdaptHealth's credit agreement decreased by $3.4 million in 2026 compared to 2025 as a result of lower average outstanding borrowings in 2026 compared to 2025, and to a lesser extent, lower interest rates. This decrease was partially offset by the impact from AdaptHealth's interest rate swap agreements, which reduced interest expense by $0.1 million and $0.9 million in 2026 and 2025, respectively.
Income Tax Benefit / Expense. Income tax benefit for the three months ended March 31, 2026 was $5.2 million compared to income tax expense of $0.9 million for the three months ended March 31, 2025. The decrease in income tax expense was primarily due to lower pre-tax income.
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
Organic revenue is defined as all changes in reported net revenues from the comparable period presented, excluding: (1) increases in net revenue in the current period from acquisitions attributable to businesses and/or assets AdaptHealth has owned for less than one year based on the month of acquisition. This excludes the acquisition of assets from previous providers to facilitate the transition of patients related to newly awarded at-risk capitated contracts, since the revenue related to these agreements is earned organically (“Acquisition”); and (2) decreases in net revenue from dispositions existing in the prior period from divested product lines, services, and/or businesses for which there is no revenue recognized in the current period (“Disposition”).
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
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity-based compensation expense, litigation settlement expense, and other non-recurring items of expense or income.
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
The following unaudited table presents the reconciliation of net loss attributable to AdaptHealth Corp. to EBITDA and Adjusted EBITDA, and the reconciliation of net loss attributable to AdaptHealth Corp. as a percentage of net revenue to Adjusted EBITDA Margin, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net loss attributable to AdaptHealth Corp.	$(16,040)	(2.0)%	$(7,207)	(0.9)%
Income attributable to noncontrolling interest	1,167	0.2%	1,128	0.1%
Interest expense, net	25,594	3.1%	28,399	3.7%
Income tax (benefit) expense	(5,232)	(0.6)%	850	0.1%
Depreciation and amortization, including patient equipment depreciation	106,469	13.0%	94,345	12.1%
EBITDA	111,958	13.7%	117,515	15.1%
Equity-based compensation expense (a)	6,532	0.8%	5,296	0.7%
Litigation settlement expense (b)	500	0.1%	—	—%
Other non-recurring expenses, net (c)	2,203	0.2%	5,127	0.6%
Adjusted EBITDA	$121,193	14.8%	$127,938	16.4%
Adjusted EBITDA Margin		14.8%		16.4%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents an estimated expense to settle a shareholder derivative complaint.
(c)The 2026 period consists of $1.6 million of consulting expenses associated with asset dispositions and $0.9 million of transaction costs associated with acquisitions, partially offset by $0.3 million of other net non-recurring income. The 2025 period consists of $2.3 million of consulting expenses associated with asset dispositions, $1.6 million of consulting expenses associated with systems implementation activities, and $1.2 million of other non-recurring expenses.
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

Comparison of Three Months Ended March 31, 2026 and Three Months Ended March 31, 2025.
The following table summarizes the performance of the Company’s reportable segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
(in thousands)	Net Revenue	Adjusted EBITDA	Net Revenue	Adjusted EBITDA
	(Unaudited)
Sleep Health	$358,495	$62,697	$316,351	$63,627
Respiratory Health	178,140	50,041	165,481	45,478
Diabetes Health	142,166	4,141	138,844	6,388
Wellness at Home	140,998	4,314	157,206	12,445
Consolidated Totals (a)	$819,799	$121,193	$777,882	$127,938
(a)     See Note 5, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2026 and 2025 for a reconciliation of consolidated Adjusted EBITDA to consolidated loss before income taxes.
Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the three months ended March 31, 2026 and 2025:

			Increase/(Decrease)
	Three Months Ended March 31,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$358,495	$316,351	$42,144	13.3%
Less:
Cost of products and supplies (1)	114,337	108,199	6,138	5.7%
Labor cost (1)	102,671	80,720	21,951	27.2%
Other operating expenses (1)	41,060	32,805	8,255	25.2%
Other segment items (2)	37,730	31,000	6,730	21.7%
Adjusted EBITDA	$62,697	$63,627	$(930)	(1.5)%
Adjusted EBITDA Margin	17.5%	20.1%

Patient equipment depreciation	$44,460	$38,205	$6,255	16.4%
(1)     Represents the significant segment expense categories disclosed in Note 5, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.

Net Revenue
Net revenue from the Sleep Health segment increased by $42.1 million, or 13.3%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to an increase in net revenue from capitated revenue arrangements as a result of an agreement entered into in the third quarter of 2025. The increase was also attributable to increased net sales revenue primarily from higher patient census from sales of PAP resupply products, as well as increased net revenue from fixed monthly equipment reimbursements from higher sleep rental products.
Adjusted EBITDA
Adjusted EBITDA from the Sleep Health segment decreased slightly by $0.9 million or 1.5%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to higher net revenue (as discussed above), offset by increased costs and expenses. The increase in the cost of products and supplies was primarily due to an increase in sales revenue and general inflationary cost increases. The increase in labor cost was primarily due to increased headcount, including variable labor to support a capitated revenue agreement entered into in the third quarter of 2025, as well as increases from merit and benefits costs, and inflationary increases. The increase in other operating expenses was primarily due to higher distribution-related expenses, facilities costs and marketing and advertising costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the three months ended March 31, 2026 and 2025:

			Increase/(Decrease)
	Three Months Ended March 31,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$178,140	$165,481	$12,659	7.6%
Less:
Cost of products and supplies (1)	34,921	34,054	867	2.5%
Labor cost (1)	55,238	54,059	1,179	2.2%
Other operating expenses (1)	18,302	14,826	3,476	23.4%
Other segment items (2)	19,638	17,064	2,574	15.1%
Adjusted EBITDA	$50,041	$45,478	$4,563	10.0%
Adjusted EBITDA Margin	28.1%	27.5%

Patient equipment depreciation	$33,057	$31,116	$1,941	6.2%
(1)     Represents the significant segment expense categories disclosed in Note 5, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Respiratory Health segment increased by $12.7 million, or 7.6%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to an increase in net revenue from capitated revenue arrangements as a result of an agreement entered into in the third quarter of 2025, as well as higher fixed monthly equipment reimbursements from higher patient census for oxygen equipment products.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment increased by $4.6 million or 10.0%, for the three months ended March 31, 2026 compared to the prior year period, due to higher net revenue (as discussed above), partially offset by increased costs and expenses. The increase in cost of products and supplies was primarily due to higher patient census for oxygen equipment products and general inflationary cost increases. The increase in labor cost was primarily due to increased headcount, including variable labor to support a capitated revenue agreement entered into in the third quarter of 2025, as well as increases from merit and benefits costs, and inflationary increases. The increase in other operating expenses was primarily due to higher distribution-related expenses, facilities costs and marketing and advertising costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Diabetes Health Segment
The following table summarizes the Diabetes Health segment’s performance for the three months ended March 31, 2026 and 2025:

			Increase/(Decrease)
	Three Months Ended March 31,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$142,166	$138,844	$3,322	2.4%
Less:
Cost of products and supplies (1)	106,957	104,069	2,888	2.8%
Labor cost (1)	14,468	12,977	1,491	11.5%
Other operating expenses (1)	2,132	1,856	276	14.9%
Other segment items (2)	14,468	13,554	914	6.7%
Adjusted EBITDA	$4,141	$6,388	$(2,247)	(35.2)%
Adjusted EBITDA Margin	2.9%	4.6%

Patient equipment depreciation	$2,634	$2,270	$364	16.0%
(1)     Represents the significant segment expense categories disclosed in Note 5, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Diabetes Health segment increased by $3.3 million, or 2.4%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to growth in patient census for insulin pumps and supplies, partially offset by lower CGM patient census.
Adjusted EBITDA

Adjusted EBITDA from the Diabetes Health segment decreased by $2.2 million or 35.2%, for the three months ended March 31, 2026 compared to the prior year period, due to increased costs and expenses, partially offset by higher net revenue (as discussed above). The increase in the cost of products and supplies was primarily due to growth in patient census for insulin pumps and supplies, and general inflationary cost increases, partially offset by lower CGM patient census. The increase in labor cost was primarily due to merit and inflationary increases, and increased benefits costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Wellness at Home Segment
The following table summarizes the Wellness at Home segment’s performance for the three months ended March 31, 2026 and 2025:

			Increase/(Decrease)
	Three Months Ended March 31,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$140,998	$157,206	$(16,208)	(10.3)%
Less:
Cost of products and supplies (1)	67,948	80,554	(12,606)	(15.6)%
Labor cost (1)	39,329	34,547	4,782	13.8%
Other operating expenses (1)	13,616	13,569	47	0.3%
Other segment items (2)	15,791	16,091	(300)	(1.9)%
Adjusted EBITDA	$4,314	$12,445	$(8,131)	(65.3)%
Adjusted EBITDA Margin	3.1%	7.9%

Patient equipment depreciation	$16,214	$12,340	$3,874	31.4%
(1)     Represents the significant segment expense categories disclosed in Note 5, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Wellness at Home segment decreased by $16.2 million, or 10.3%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to decreased revenues from the disposition of certain incontinence and infusion businesses during 2025, which combined reduced net revenue by $35.8 million, partially offset by an increase in net revenue from capitated revenue arrangements as a result of an agreement entered into in the third quarter of 2025.
Adjusted EBITDA
Adjusted EBITDA from the Wellness at Home segment decreased by $8.1 million or 65.3%, for the three months ended March 31, 2026 compared to the prior year period, due to lower net revenue (as discussed above), partially offset by lower costs and expenses. The decrease in the cost of products and supplies was primarily due to the disposition of certain incontinence and infusion businesses during 2025, partially offset by an increase in costs from a capitated revenue agreement entered into in the third quarter of 2025. The increase in labor cost was primarily due to increased headcount to support a capitated revenue agreement entered into in the third quarter of 2025, partially offset by a reduction in labor cost due to the disposition of certain incontinence and infusion businesses during 2025.
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
As of March 31, 2026, AdaptHealth had $48.0 million of cash.
On September 13, 2024, AdaptHealth entered into an amendment to its then existing credit agreement (as amended, the "2024 Credit Agreement"). The 2024 Credit Agreement included a $650 million term loan (the “2024 Term Loan”), and $300 million in revolving credit commitments with a $55 million letter of credit sublimit (the “2024 Revolver”). At March 31, 2026, there was $26.3 million outstanding under letters of credit. At March 31, 2026, based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount AdaptHealth could have borrowed under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $173.7 million.
Under the 2024 Credit Agreement, AdaptHealth was subject to a number of restrictive covenants that, among other things, imposed operating and financial restrictions on AdaptHealth. Financial covenants included a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2024 Credit Agreement. The 2024 Credit Agreement also contained certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the 2024 Credit Agreement as of March 31, 2026.
On April 10, 2026, AdaptHealth refinanced its debt borrowings under the 2024 Credit Agreement and entered into a new credit agreement (the "2026 Credit Agreement"). The 2026 Credit Agreement consists of a $325.0 million term loan (the "2026 Term Loan"), a $325.0 million delayed draw term loan (the "2026 Delayed Draw Term Loan"), and $450.0 million in commitments for revolving credit loans with a $75.0 million letter of credit sublimit and a $45.0 million swing line sublimit (the "2026 Revolver", and together with the 2026 Term Loan and the 2026 Delayed Draw Term Loan, the "2026 Credit Facility"). At closing, the Company borrowed $100.0 million under the 2026 Revolver. Borrowings under the 2026 Term Loan and the 2026 Revolver at closing were used in part to repay existing amounts outstanding under the 2024 Credit Agreement, and to pay related fees and expenses. The 2026 Credit Facility has a maturity in April 2031. However, the maturity of the 2026 Credit Facility is subject to a springing maturity date that is 91 days prior to the stated maturity dates of the Company's 6.125% Senior Notes, 4.625% Senior Notes and 5.125% Senior Notes (each as defined below), in each case if more than $150.0 million aggregate principal amount of such senior unsecured notes remains outstanding on such springing maturity date. The borrowings under the 2026 Term Loan requires quarterly principal repayments of $2.0 million beginning September 30, 2026 through June 30, 2028, increasing to $4.1 million beginning September 30, 2028 through March 31, 2031, and the unpaid principal balance is due at maturity in April 2031. Borrowings under the 2026 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2026 Credit Agreement. As of the date of this filing, there were $100.0 million in borrowings under the 2026 Revolver. Borrowings under the 2026 Delayed Draw Term Loan may be used for refinancing the Company's outstanding 6.125% Senior Notes and/or funding acquisitions permitted under the 2026 Credit Agreement. At the option of the Company, amounts borrowed under the 2026 Credit Facility bear interest at variable rates based upon either the Base Rate (as defined in the 2026 Credit Agreement), payable quarterly, or Term SOFR (as defined in the 2026 Credit Agreement), payable monthly or every three months depending on the interest period selected. Interest periods for Term SOFR loans are available for one, three, or six months at the option of the Company. Base Rate loans accrue interest at a per annum rate equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus (b) an applicable margin ranging from 0.125% to 1.0% per annum based on the Company's Consolidated Total Leverage Ratio (as defined in the 2026 Credit Agreement). Term SOFR loans accrue interest at a per annum rate equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) an applicable margin ranging from 1.125% to 2.0% per annum based on the Company's Consolidated Total Leverage Ratio. The 2026 Revolver carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Revolver depending upon the Company's Consolidated Total Leverage Ratio. In addition, the 2026 Delayed Draw Term Loan carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Delayed Draw Term Loan depending upon the Company's Consolidated Total Leverage Ratio beginning 45 days after closing.
Under the 2026 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2026 Credit Agreement. The 2026 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws.
Any borrowing under the 2026 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty, other than customary breakage costs, and any amounts repaid under the 2026 Revolver may be reborrowed. Mandatory prepayments are required under the 2026 Revolver when borrowings and letter of credit usage exceed the total commitments for revolving credit loans. Mandatory prepayments are also required in connection with certain dispositions of assets and receipt of certain insurance proceeds or condemnation awards to the extent proceeds thereof are not reinvested, and unpermitted debt transactions.
At March 31, 2026, AdaptHealth LLC had $1,425.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2026 is 101.281% and (ii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In January 2021, AdaptHealth issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 4.625% Senior Notes is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
In July 2020, AdaptHealth issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the “6.125% Senior Notes”). In November 2025 and January 2026, AdaptHealth repurchased $15.0 million and $10.0 million aggregate principal amount of the 6.125% Senior Notes at an average price of 100.253% and 100.800% of such principal amounts, respectively, through open market transactions. The outstanding balance under the 6.125% Senior Notes will mature on August 1, 2028. Interest on the 6.125% Senior Notes is payable on February 1st and August 1st of each year. The 6.125% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 6.125% Senior Notes if redeemed during the 12 months beginning (i) August 1, 2025 is 101.021% and (ii) August 1, 2026 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 6.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control.
A $16.5 million income tax receivable is included in prepaid and other current assets in the accompanying consolidated balance sheets as of March 31, 2026. The majority of the Company’s income tax receivable relates to federal corporate income tax refunds, which are expected to be received later in 2026.
AdaptHealth had negative working capital of $55.8 million as of March 31, 2026 and working capital of $16.5 million as of December 31, 2025. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.
Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
	(Unaudited)
Net cash provided by operating activities	$93,722	$95,527
Net cash used in investing activities	(204,456)	(95,585)
Net cash provided by (used in) financing activities	52,562	(56,039)
Net decrease in cash	(58,172)	(56,097)
Cash at beginning of period	106,136	109,747
Cash at end of period	$47,964	$53,650
Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $93.7 million and $95.5 million, respectively, decrease of $1.8 million. The decrease was the result of an $8.8 million increase in net loss, a net increase of $13.2 million in non-cash charges, primarily from depreciation and amortization, equity-based compensation, and the reduction in the carrying amount of operating and finance lease right-of-use assets, partially offset by a decrease in deferred income taxes, and a net $6.2 million decrease resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $204.5 million and $95.6 million, respectively. The use of funds in 2026 primarily consisted of $121.2 million for equipment and other fixed asset purchases, $84.7 million for business acquisitions, partially offset by $1.4 million of proceeds from the sale of assets. The use of funds for the 2025 period related to equipment and other fixed asset purchases.
Net cash provided by financing activities for the three months ended March 31, 2026 and 2025 was $52.6 million and $56.0 million, respectively. Net cash provided by financing activities for the 2026 period primarily consisted of borrowings on the 2024 Revolver of $100.0 million and proceeds of $0.5 million in connection with the employee stock purchase plan, partially offset by payments of $26.8 million in connection with the Company's liability relating to the TRA, repayments of $17.2 million on long-term debt and finance lease liabilities, payments of $2.4 million for tax withholdings associated with equity-based compensation, and a payment of $1.5 million for a distribution to the noncontrolling interest. Net cash used in financing activities for the 2025 period consisted of repayments of $28.2 million on long-term debt and finance lease liabilities, payments of $25.0 million in connection with the Company's liability relating to the TRA, a payment of $2.0 million for a distribution to the noncontrolling interest, and payments of $1.3 million for tax withholdings associated with equity-based compensation, offset by proceeds of $0.6 million in connection with the employee stock purchase plan.
Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
	(Unaudited)
Net cash provided by operating activities	$93,722	$95,527
Purchases of equipment and other fixed assets	(121,212)	(95,585)
Free cash flow	$(27,490)	$(58)
Free cash flow was negative $27.5 million and negative $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in free cash flow was primarily due to an increase in purchases of patient medical equipment during the three months ended March 31, 2026 primarily to support capitated revenue arrangements.
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
Critical estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical estimates in relation to its consolidated financial statements include those related to revenue recognition and valuation of goodwill. There have been no material changes in the Company’s critical accounting policies and critical estimates as compared to the critical accounting policies and critical estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2024 Credit Agreement. As of March 31, 2026, there was $310.9 million outstanding under the 2024 Term Loan, $100.0 million of outstanding borrowings under the 2024 Revolver, $26.3 million outstanding under letters of credit, and based on the financial debt covenants under the 2024 Credit Agreement, the maximum amount the Company could borrow under the 2024 Revolver and remain in compliance with the financial debt covenants under the agreement was $173.7 million. Amounts borrowed under the 2024 Credit Agreement bear interest at variable rates determined in relation to the Base Rate (as defined) or Term SOFR (as defined), at our option. Due to the interest rates being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $4.3 million annual impact on our net income (loss) before taxes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time and in the normal course of business, the Company is involved in legal proceedings relating to its business. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company's management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such legal proceedings to have a material adverse effect on our business, financial condition or operating results. However, the Company’s assessment may change in the future based upon availability of new information and further developments in such legal proceedings. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. Regardless of the outcome of any particular legal proceedings and the merits of any particular claim, litigation can have a material adverse impact on the Company due to, among other reasons, any injunctive relief granted which could inhibit the Company’s ability to operate its business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. See Note 15, Commitments and Contingencies, included in the accompanying notes to the interim consolidated financial statements for the three months ended March 31, 2026 and 2025 in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the Company's risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Centers for Medicare & Medicaid Services (“CMS”) actions to impose temporary enrollment moratoria and heightened screening for certain DMEPOS supplier types could limit our ability to expand, pursue acquisitions, or maintain expected operational flexibility and could increase our compliance costs.
In February 2026, CMS announced the imposition of a 6-month nationwide temporary moratorium on the Medicare enrollment of certain DMEPOS “medical supply company” supplier types, with the stated objective of combating fraud, waste, and abuse. The moratorium generally applies to new enrollments and new practice locations for the specified supplier types, may be extended in additional six-month increments, and CMS indicated it will closely scrutinize enrollment applications during the moratorium period, including through site visits and other verification activities. Although the moratorium is generally directed at newly enrolling suppliers, it could adversely affect our business to the extent we seek to (i) open new locations or otherwise undertake expansion initiatives that require new supplier enrollments or specialty classifications, (ii) acquire, consolidate, or integrate DME operations in a manner that triggers a new enrollment requirement, or (iii) acquire supplier entities that are required to re-enroll as a result of ownership changes. In particular, CMS highlighted that certain non-exempt changes in majority ownership within a defined period may require termination of existing billing privileges and re-enrollment as a new supplier, and CMS stated that the moratorium would prohibit re-enrollment in such circumstances for covered supplier types. More broadly, the announcement reflects an enhanced program integrity posture toward portions of the DMEPOS supplier sector, and similar CMS actions in the future, including extensions, expansions to additional supplier categories, or other enrollment and screening initiatives, could increase administrative burden, delay growth initiatives, heighten audit and investigation risk, and result in enrollment denials or other adverse actions. Any of these developments could materially adversely impact the Company’s ability to open new locations and consummate new acquisitions, and therefore materially adversely impact the Company's revenue, financial condition, results of operations, and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
There were no purchases of our Common Stock made during the three months ended March 31, 2026 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On March 2, 2026, Russell Schuster, the Company's Chief Commercial Officer, adopted a Rule 10b5-1 Trading Plan (the "Schuster 10b5-1 Plan") to allow for the sale of (i) 22,550 long shares of the Company's common stock and (ii) restricted stock units which are scheduled to vest in February 2027 (49,271 gross shares) net of taxes, at predetermined future dates pursuant to its terms. The Schuster 10b5-1 Plan is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Schuster 10b5-1 Plan is set to expire on February 26, 2027, or upon the earlier completion of all authorized transactions under the plan.

During the three months ended March 31, 2026, no other of the Company's directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1†	Employment Agreement, dated as of November 5, 2024, by and between AdaptHealth Corp. and Russell Schuster.
10.2
Credit Agreement, dated April 10, 2026, by and between AdaptHealth LLC, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2026).

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

AdaptHealth Corp.

May 5, 2026	By:	/s/ Suzanne Foster
Suzanne Foster
Chief Executive Officer and Director
(Principal Executive Officer)

May 5, 2026	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

May 5, 2026	By:	/s/ Christine E. Archbold
Christine E. Archbold
Chief Accounting Officer
(Principal Accounting Officer)