Form 10-Q
period 2026-06-30
AdaptHealth Corp.
filed 2026-08-04
CIK 1725255

.FH 7.10]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 136,344,196 shares of the Registrant’s Common Stock issued and outstanding.

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
•our ability to successfully complete the divestiture of our Diabetes Health business;
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

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$43,289	$106,136
Accounts receivable	390,389	370,897
Inventory	105,480	114,893
Prepaid and other current assets	90,219	100,619
Current assets held for sale - discontinued operations	168,098	36,354
Total current assets	797,475	728,899
Equipment and other fixed assets, net	656,368	503,193
Operating lease right-of-use assets	127,204	111,968
Finance lease right-of-use assets	44,801	52,300
Goodwill	2,370,431	2,457,627
Identifiable intangible assets, net	31,780	35,774
Deferred income taxes, net	290,720	267,786
Other assets	22,090	19,119
Noncurrent assets held for sale - discontinued operations	—	139,911
Total Assets	$4,340,869	$4,316,577
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$576,300	$553,700
Current portion of long-term debt	8,125	20,313
Current portion of operating lease obligations	36,030	30,728
Current portion of finance lease obligations	19,337	17,702
Contract liabilities	64,743	59,339
Other liabilities	4,117	30,106
Liabilities held for sale - discontinued operations	560	504
Total current liabilities	709,212	712,392
Long-term debt, less current portion	1,879,809	1,715,983
Operating lease obligations, less current portion	96,352	85,470
Finance lease obligations, less current portion	25,435	32,604
Other long-term liabilities	243,805	243,804
Total Liabilities	2,954,613	2,790,253
Commitments and contingencies (note 17)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 136,305,075 and 135,450,364 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	14	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1	1
Treasury stock, at cost (2,935,035 shares at June 30, 2026 and December 31, 2025)	(25,548)	(25,548)
Additional paid-in capital	2,186,940	2,176,990
Accumulated deficit	(782,941)	(632,972)
Accumulated other comprehensive income	—	78
Total stockholders' equity attributable to AdaptHealth Corp.	1,378,466	1,518,562
Noncontrolling interest in subsidiary	7,790	7,762
Total Stockholders' Equity	1,386,256	1,526,324
Total Liabilities and Stockholders' Equity	$4,340,869	$4,316,577
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$740,307	$657,100	$1,420,180	$1,301,647
Costs and expenses:
Cost of net revenue	636,101	521,312	1,220,342	1,060,281
General and administrative expenses	96,093	95,263	189,977	180,158
Depreciation and amortization, excluding patient equipment depreciation	7,948	7,056	15,117	14,328
Goodwill impairment (note 8)	144,236	—	144,236	—
Total costs and expenses	884,378	623,631	1,569,672	1,254,767
Gain on sale of businesses (note 4)	(6,269)	(32,225)	(6,269)	(32,225)
Operating (loss) income	(137,802)	65,694	(143,223)	79,105
Interest expense, net	26,209	27,533	51,803	55,932
Loss on extinguishment of debt	1,322	—	1,322	—
(Loss) income from continuing operations before income taxes	(165,333)	38,161	(196,348)	23,173
Income tax (benefit) expense	(21,227)	32,780	(28,392)	30,294
Net (loss) income from continuing operations	(144,106)	5,381	(167,956)	(7,121)
Net income from discontinued operations, net of tax	11,387	10,447	20,364	16,870
Net (loss) income	(132,719)	15,828	(147,592)	9,749
Income attributable to noncontrolling interest	1,210	1,154	2,377	2,282
Net (loss) income attributable to AdaptHealth Corp.	$(133,929)	$14,674	$(149,969)	$7,467

Weighted average common shares outstanding - basic	136,120	134,993	135,950	134,897
Weighted average common shares outstanding - diluted	136,120	137,071	135,950	134,897

Basic net (loss) income per share (note 14):
Continuing operations	$(1.07)	$0.03	$(1.25)	$(0.06)
Discontinued operations	0.08	0.07	0.15	0.11
Basic net (loss) income per share	$(0.99)	$0.10	$(1.10)	$0.05

Diluted net (loss) income per share (note 14):
Continuing operations	$(1.07)	$0.03	$(1.25)	$(0.06)
Discontinued operations	0.08	0.07	0.15	0.11
Diluted net (loss) income per share	$(0.99)	$0.10	$(1.10)	$0.05
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income from continuing operations	$(144,106)	$5,381	$(167,956)	$(7,121)
Other comprehensive income (loss):
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	(405)	(78)	(1,080)
Comprehensive (loss) income	(144,106)	4,976	(168,034)	(8,201)

Income attributable to noncontrolling interest	1,210	1,154	2,377	2,282
Comprehensive (loss) income attributable to AdaptHealth Corp.	$(145,316)	$3,822	$(170,411)	$(10,483)
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025	135,450	$13	124	$1	2,935	$(25,548)	$2,176,990	$(632,972)	$78	$7,762	$1,526,324
Equity-based compensation	485	1	—	—	—	—	6,532	—	—	—	6,533
Exercise of stock options	31	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from vesting of restricted stock units and stock option exercises	—	—	—	—	—	—	(2,367)	—	—	—	(2,367)
Common Stock issued in connection with employee stock purchase plan	47	—	—	—	—	—	464	—	—	—	464
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,522)	(1,522)
Net (loss) income	—	—	—	—	—	—	—	(16,040)	—	1,167	(14,873)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(78)	—	(78)
Balance, March 31, 2026	136,013	$14	124	$1	2,935	$(25,548)	$2,181,619	$(649,012)	$—	$7,407	$1,514,481
Equity-based compensation	216	—	—	—	—	—	5,557	—	—	—	5,557
Exercise of stock options	35	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from vesting of restricted stock units and stock option exercises	—	—	—	—	—	—	(723)	—	—	—	(723)
Common Stock issued in connection with employee stock purchase plan	41	—	—	—	—	—	487	—	—	—	487
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(827)	(827)
Net (loss) income	—	—	—	—	—	—	—	(133,929)	—	1,210	(132,719)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2026	136,305	$14	124	$1	2,935	$(25,548)	$2,186,940	$(782,941)	$—	$7,790	$1,386,256

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	134,602	$13	124	$1	2,935	$(25,548)	$2,156,604	$(562,178)	$2,253	$6,973	$1,578,118
Equity-based compensation	280	—	—	—	—	—	5,296	—	—	—	5,296
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(1,324)	—	—	—	(1,324)
Common Stock issued in connection with employee stock purchase plan	59	—	—	—	—	—	564	—	—	—	564
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,046)	(2,046)
Net (loss) income	—	—	—	—	—	—	—	(7,207)	—	1,128	(6,079)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(675)	—	(675)
Balance, March 31, 2025	134,941	$13	124	$1	2,935	$(25,548)	$2,161,140	$(569,385)	$1,578	$6,055	$1,573,854
Equity-based compensation	275	—	—	—	—	—	6,131	—	—	—	6,131
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(755)	—	—	—	(755)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(527)	(527)
Net income	—	—	—	—	—	—	—	14,674	—	1,154	15,828
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(405)	—	(405)
Balance, June 30, 2025	135,216	$13	124	$1	2,935	$(25,548)	$2,166,516	$(554,711)	$1,173	$6,682	$1,594,126

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(147,592)	$9,749
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	226,766	186,705
Goodwill impairment	144,236	—
Equity-based compensation	12,089	11,427
Reduction in the carrying amount of operating lease right-of-use assets	21,299	15,300
Reduction in the carrying amount of finance lease right-of-use assets	10,081	7,096
Deferred income tax (benefit) expense	(21,147)	12,643
Loss on extinguishment of debt	1,322	—
Amortization of deferred financing costs	2,326	3,105
Write-off of fixed assets	1,178	—
Gain on sale of businesses	(6,269)	(32,225)
Other	(787)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(19,491)	8,868
Inventory	12,066	(9,713)
Prepaid and other assets	10,045	(4,578)
Operating lease obligations	(20,351)	(15,812)
Operating liabilities	13,253	64,956
Net cash provided by operating activities	239,024	257,521
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(287,456)	(184,250)
Payments for business acquisitions, net of cash acquired	(127,422)	(18,561)
Proceeds from the sale of businesses, net of cash disposed	6,269	115,674
Proceeds from the sale of assets	1,439	—
Receipt of contingent consideration from the sale of assets	—	1,156
Net cash used in investing activities	(407,170)	(85,981)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	575,000	—
Repayments on long-term debt and lines of credit	(425,000)	(175,000)
Repayments of finance lease obligations	(8,118)	(8,346)
Proceeds received in connection with employee stock purchase plan	951	564
Payments relating to the Tax Receivable Agreement	(26,846)	(25,012)
Payments of debt financing costs	(5,038)	—
Distributions to noncontrolling interests	(2,349)	(2,573)
Payments for tax withholdings from vesting of restricted stock units and stock option exercises	(3,090)	(2,079)
Payments of deferred purchase price from acquisitions	(211)	(211)
Net cash provided by (used in) financing activities	105,299	(212,657)
Net decrease in cash	(62,847)	(41,117)
Cash at beginning of period	106,136	109,747
Cash at end of period	$43,289	$68,630

Supplemental disclosures:
Cash paid for interest	$49,535	$52,942
Cash (refunded) paid for income taxes	(11,886)	21,709
Noncash investing and financing activities:
Unpaid equipment and other fixed asset purchases at end of period	$81,667	$59,170
Assets subject to operating lease obligations	33,380	8,611
Operating lease obligations	(33,380)	(8,611)
Write-off of assets subject to operating lease obligations	(543)	(3,327)
Write-off of operating lease obligations	543	3,327
Assets subject to finance lease obligations	3,286	11,441
Finance lease obligations	(3,286)	(11,441)
Write-off of assets subject to finance lease obligations	(704)	(1,329)
Write-off of finance lease obligations	704	1,329
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited)

(1)    General Information
AdaptHealth Corp. and subsidiaries ("AdaptHealth" or "the Company") is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment ("HME"), medical supplies, and related services. AdaptHealth services beneficiaries of Medicare, Medicaid and commercial insurance payors. The Company operates under three reportable segments that align with its product categories: (i) Sleep Health, (ii) Respiratory Health, and (iii) Wellness at Home. The Sleep Health segment provides sleep therapy equipment, supplies and related services (including continuous positive airway pressure and BiLevel services) to individuals for the treatment of obstructive sleep apnea. The Respiratory Health segment provides oxygen and home mechanical ventilation equipment and supplies and related chronic therapy services to individuals for the treatment of respiratory diseases, such as chronic obstructive pulmonary disease and chronic respiratory failure. The Wellness at Home segment provides home medical equipment and services to patients in their homes including those who have been discharged from acute care and other facilities. The segment tailors a service model to patients who are adjusting to new lifestyles or navigating complex disease states by providing essential medical supplies and durable medical equipment.
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
Except for the addition of discontinued operations within Note 1(l) General Information - Held for Sale and Discontinued Operations, there have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
As a result of the Company's plan to divest the Diabetes Health business, as further discussed in Note 5, Held for Sale and Discontinued Operations, the Diabetes Health business met the criteria to be reported as discontinued operations. Therefore, the Company has reported the results of the Diabetes Health business, including the results of operations, and related assets and liabilities, as discontinued operations for all periods presented herein. The Diabetes Health business provides medical devices, including continuous glucose monitors and insulin pumps, and related services to patients for the treatment of diabetes. Unless otherwise noted, all activities and amounts reported in the accompanying notes to the interim consolidated financial statements relate to the continuing operations of the Company and exclude activities and amounts related to the Diabetes Health business.
(a)    Basis of Presentation
The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the interim consolidated financial statements include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented. With the exception of Note 5, the notes to the interim consolidated financial statements reflect the continuing operations of AdaptHealth unless otherwise noted. See Note 5, Held for Sale and Discontinued Operations, for additional information regarding discontinued operations and assets and liabilities held for sale.
(b)    Basis of Consolidation
The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(c)    Business Segments
Operating segments are defined as components of a public entity for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer. The Company is organized

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
under three reportable segments that align to the Company’s product categories: Sleep Health, Respiratory Health, and Wellness at Home. See Note 7, Segment Information, for more information on the Company’s segments.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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
Definite-lived identifiable intangible assets are comprised of tradenames. Tradenames are amortized using the straight-line method over their estimated useful lives, which reflects the pattern in which the economic benefits of the tradenames are expected to be consumed. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining useful lives of its long-lived assets. The Company's tradenames have useful lives ranging from five to ten years.
The Company did not recognize any impairment charges on long-lived assets for the three and six months ended June 30, 2026 and 2025.
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
(l)    Held for Sale and Discontinued Operations
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
In accordance with FASB ASC Subtopic 205-20, Discontinued Operations, a business is classified as held for sale when management having the authority to approve the action, commits to a plan to sell a business, the business is available for immediate sale in its present condition and an active program to locate a buyer has been initiated. Additionally, the sale must be probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statements of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.
(m)    Recently Adopted Accounting Pronouncements
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
(n)    Recently Issued Accounting Pronouncements Not Yet Adopted
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
In March 2024, the SEC issued its final climate disclosure rule, which requires registrants to provide climate-related disclosures in their annual reports and registration statements. The new disclosure requirements would have been effective for the Company beginning with its annual report for the year ending December 31, 2025. In April 2024, the SEC stayed its final climate rule to allow for a judicial review of pending legal challenges, and in March 2025, the SEC voted to end its defense of the rules and withdrew from the litigation. In May 2026, the SEC proposed to rescind the climate-related disclosure rules. The Company will continue to monitor the formal administrative outcomes of the proposal but does not anticipate any impact on its consolidated financial statements or disclosures.
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
Sales revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenues for the sale of sleep therapy equipment supplies (including positive airway pressure ("PAP") resupply products), home medical equipment and related supplies (including wheelchairs, hospital beds and infusion pumps), and other HME products and supplies are recognized when control of the promised good or service is transferred to customers, which is generally upon shipment for direct to consumer medical devices and supplies and upon delivery to the home for home medical equipment.
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
The composition of net revenue by payor type for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Insurance	$453,732	$385,205	$849,275	$757,726
Government	172,774	164,430	336,020	320,283
Patient pay	113,801	107,465	234,885	223,638
Net revenue	$740,307	$657,100	$1,420,180	$1,301,647

The composition of net revenue by segment for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales revenue:
Sleep Health	$267,764	$254,593	$519,517	$495,764
Respiratory Health	9,186	7,826	17,443	16,087
Wellness at Home	81,197	102,002	157,280	217,557
Total net sales revenue	$358,147	$364,421	$694,240	$729,408

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$84,025	$73,292	$165,649	$140,833
Respiratory Health	151,684	148,827	298,443	291,001
Wellness at Home	43,114	39,490	83,584	76,510
Total net revenue from fixed monthly equipment reimbursements	$278,823	$261,609	$547,676	$508,344

Net revenue from capitated revenue arrangements:
Sleep Health	$34,672	$6,804	$59,790	$14,443
Respiratory Health	33,532	13,797	56,656	28,843
Wellness at Home	35,133	10,469	61,818	20,609
Total net revenue from capitated revenue arrangements	$103,337	$31,070	$178,264	$63,895

Total net revenue:
Sleep Health	$386,461	$334,689	$744,956	$651,040
Respiratory Health	194,402	170,450	372,542	335,931
Wellness at Home	159,444	151,961	302,682	314,676
Total net revenue	$740,307	$657,100	$1,420,180	$1,301,647

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
Included in accounts receivable are earned but unbilled accounts receivable. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of June 30, 2026 and December 31, 2025, the Company’s unbilled accounts receivable was $35.6 million and $44.7 million, respectively.
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
During the six months ended June 30, 2026, the Company acquired certain assets from two previous providers in four separate transactions solely to facilitate the transition and servicing of the patients related to newly awarded at-risk capitated contracts which were earned organically. The goodwill generated from these transactions is attributable to the operating efficiencies and expanded infrastructure needed to transition and serve the patients related to the newly awarded at-risk capitated contracts. These transactions were accounted for as business combinations under ASC 805. The goodwill recognized during the six months ended June 30, 2026 is expected to be deductible for tax purposes. The total consideration paid for these transactions consisted of cash payments of $127.3 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for these transactions during the six months ended June 30, 2026 was allocated as follows during the period (in thousands):

Inventory	$518
Prepaid and other current assets	201
Equipment and other fixed assets	67,863
Other long term assets	141
Deferred tax assets	1,760
Operating lease right-of-use assets	3,698
Goodwill	56,925
Accounts payable and accrued expenses	(103)
Operating lease liabilities	(3,698)
Net assets acquired	$127,305
Net revenue and operating income since the respective acquisition date for the acquisitions described above were immaterial for the three and six months ended June 30, 2026.
During the six months ended June 30, 2025, the Company acquired certain assets of two HME providers, each of which was accounted for as a business combination under ASC 805. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies, as well as the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recognized during the six months ended June 30, 2025 is deductible for tax purposes. The total consideration paid for these two acquisitions consisted of cash payments of $18.6 million at closing.
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for all acquisitions during the six months ended June 30, 2025 was allocated as follows during the period (in thousands):

Inventory	$635
Equipment and other fixed assets	2,275
Other long term assets	824
Goodwill	15,651
Operating lease liabilities	(824)
Net assets acquired	$18,561
(4)    Disposals
On May 1, 2025, the Company closed the disposition of an incontinence business that was included in its Wellness at Home segment. In connection with the closing, the Company received gross proceeds of $69.1 million.
On June 9, 2025, the Company closed the disposition of an infusion business that was included in its Wellness at Home segment. In connection with this transaction, the Company received gross proceeds of $53.5 million and was entitled to potential contingent payments of up to $12.5 million based upon the achievement of certain conditions in accordance with the terms of the sale agreement. In June 2026, the Company received $6.3 million related to the contingent payments, which is included in gain on sale of businesses recognized in the consolidated statements of operations for the three and six months ended June 30, 2026. The Company does not expect to receive the remaining contingent payments.
The dispositions described above did not represent a strategic shift for the Company. As such, they did not meet the requirements to be classified and presented as discontinued operations.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table presents the pre-tax gain recognized during the three and six months ended June 30, 2025 associated with the dispositions described above (in thousands):

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
(5)    Held for Sale and Discontinued Operations
In June 2026, the Company's board of directors approved the divestiture of the Company's Diabetes Health business. On July 19, 2026, the Company entered into a definitive agreement to sell the Diabetes Health business for $235.0 million in cash, subject to customary purchase price adjustments. The transaction is expected to close in the first quarter of 2027, subject to regulatory review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The Diabetes Health business provides medical devices, including continuous glucose monitors and insulin pumps, and related services to patients for the treatment of diabetes. As a result of this transaction, the Diabetes Health business met the criteria to be reported as discontinued operations. Therefore, the Company has reported the results of the Diabetes Health business, including the results of operations, and related assets and liabilities, as discontinued operations for all periods presented herein.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table summarizes the major classes of assets and liabilities classified as held for sale (in thousands):

	June 30, 2026	December 31, 2025
Assets
Inventory	$34,219	$36,354
Equipment and other fixed assets, net	6,413	6,763
Goodwill	83,801	83,801
Identifiable intangible assets, net	43,665	49,347
Total assets held for sale - discontinued operations	$168,098	$176,265
Liabilities
Contract liabilities	$560	$504
Total liabilities held for sale - discontinued operations	$560	$504
The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$154,440	$143,272	$294,365	$276,607
Costs and expenses:
Cost of net revenue	132,619	124,402	256,675	242,877
General and administrative expenses	2,378	2,173	4,402	4,132
Depreciation and amortization, excluding patient equipment depreciation	2,893	3,139	5,828	6,281
Income from discontinued operations before income taxes	$16,550	$13,558	$27,460	$23,317
Income tax expense	5,163	3,111	7,096	6,447
Net income from discontinued operations, net of tax	$11,387	$10,447	$20,364	$16,870
The following table provides significant non-cash operating and investing cash flow information for the Company's discontinued operations:

	Six Months Ended June 30,
	2026	2025
Operating activities:
Depreciation and amortization, including patient equipment depreciation	$11,083	$10,839
Reduction in the carrying amount of operating lease right-of-use assets	267	450
Equity-based compensation	325	225
Investing activities:
Purchases of equipment and other fixed assets	$5,016	$4,152

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(6)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Patient medical equipment	$1,077,353	$907,749
Computers and software	71,554	70,497
Delivery vehicles	34,362	14,498
Other	32,294	24,517
Gross carrying value	$1,215,563	$1,017,261
Less accumulated depreciation	(559,195)	(514,068)
Equipment and other fixed assets, net	$656,368	$503,193
For the three months ended June 30, 2026 and 2025, the Company recognized depreciation expense of $112.8 million and $84.8 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized depreciation expense of $211.7 million and $171.6 million, respectively.
(7)    Segment Information
The Company operates its business through three reportable segments that align to the Company’s product categories: Sleep Health, Respiratory Health, and Wellness at Home. A description of the products and services provided within each of the Company’s three reportable segments is provided below.

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
In connection with the Company's plan to divest the Diabetes Health business, as further discussed in Note 5, Held for Sale and Discontinued Operations, the Diabetes Health business met the criteria to be reported as discontinued operations and the Company no longer reports Diabetes Health as a reportable segment. Accordingly, the segment results for the three months ended March 31, 2026 and the three and six months ended June 30, 2025 were recast to exclude the results of the discontinued operations, as well as to reallocate certain shared costs, primarily related to the general and administrative functions, among the three remaining reportable segments.
The following tables present segment net revenue, significant segment expenses, and other segment items that are included in the Company’s reported measure of segment profit or loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
	Sleep Health	Respiratory Health	Wellness at Home	Total
Net revenue	$386,461	194,402	159,444	$740,307
Less:
Cost of product and supplies (a)	123,473	37,288	74,084	234,845
Labor cost (a) (b)	104,486	58,968	39,897	203,351
Other operating expenses (a) (c)	46,751	23,422	18,615	88,788
Other segment items (d)	41,503	21,635	18,192	81,330
Adjusted EBITDA	$70,248	$53,089	$8,656	$131,993

	Three Months Ended June 30, 2025
	Sleep Health	Respiratory Health	Wellness at Home	Total
Net revenue	$334,689	$170,450	$151,961	$657,100
Less:
Cost of product and supplies (a)	105,915	31,719	72,030	209,664
Labor cost (a) (b)	81,863	56,746	32,489	171,098
Other operating expenses (a) (c)	32,840	15,411	10,854	59,105
Other segment items (d)	40,399	21,293	19,122	80,814
Adjusted EBITDA	$73,672	$45,281	$17,466	$136,419

	Six Months Ended June 30, 2026
	Sleep Health	Respiratory Health	Wellness at Home	Total
Net revenue	$744,956	372,542	302,682	$1,420,180
Less:
Cost of product and supplies (a)	237,781	72,128	141,639	451,548
Labor cost (a) (b)	208,074	114,717	79,633	402,424
Other operating expenses (a) (c)	88,136	41,936	32,641	162,713
Other segment items (d)	85,606	44,508	36,823	166,937
Adjusted EBITDA	$125,359	$99,253	$11,946	$236,558

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended June 30, 2025
	Sleep Health	Respiratory Health	Wellness at Home	Total
Net revenue	$651,040	$335,931	$314,676	$1,301,647
Less:
Cost of product and supplies (a)	214,088	65,773	154,029	433,890
Labor cost (a) (b)	163,084	111,079	67,285	341,448
Other operating expenses (a) (c)	65,814	30,330	24,509	120,653
Other segment items (d)	76,725	41,265	38,577	156,567
Adjusted EBITDA	$131,329	$87,484	$30,276	$249,089

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
The following table presents a reconciliation of total Adjusted EBITDA to income (loss) from continuing operations before income taxes for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Adjusted EBITDA	$131,993	$136,419	$236,558	$249,089
Interest expense, net	(26,209)	(27,533)	(51,803)	(55,932)
Depreciation and amortization, including patient equipment depreciation	(114,766)	(86,925)	(215,683)	(175,865)
Equity-based compensation expense (a)	(5,398)	(6,010)	(11,764)	(11,202)
Gain on sale of businesses (b)	6,269	32,225	6,269	32,225
Loss on debt extinguishment (c)	(1,322)	—	(1,322)	—
Litigation settlement expense (d)	—	—	(500)	—
Restructuring expense (e)	(6,070)	—	(6,070)	—
Goodwill impairment (f)	(144,236)	—	(144,236)	—
Other non-recurring expenses, net (g)	(5,594)	(10,015)	(7,797)	(15,142)
(Loss) income from continuing operations before income taxes	$(165,333)	$38,161	$(196,348)	$23,173

(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(b)Represents the pre-tax gains associated with the dispositions of two businesses within the Company's Wellness at Home segment.
(c)Represents third-party fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 12, Debt, for additional discussion of the refinancing.
(d)Represents an expense to settle a shareholder derivative complaint.
(e)Represents expenses related to a cost savings plan that was implemented in June 2026. See Note 19, Restructuring Charges, for additional information.
(f)Represents non-cash goodwill impairment charges as a result of the fair values of the Company's Respiratory Health and Wellness at Home reporting units being less than their respective carrying values. See Note 8, Goodwill and Identifiable Intangible Assets, for additional information.
(g)The expense for the six months ended June 30, 2026 consists of $4.3 million of consulting expenses associated with asset dispositions, $2.2 million of transaction costs associated with acquisitions, and $1.3 million of other net non-recurring expenses. The expense for the six months ended June 30, 2025 consists of $9.2 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $2.0 million of consulting expenses associated with systems implementation activities, $1.1 million of transaction costs associated with acquisitions, and $2.8 million of other non-recurring expenses.
Patient Equipment Depreciation
The following table presents the amounts of patient equipment depreciation by reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Patient equipment depreciation:
Sleep Health	$49,185	$38,592	$93,645	$76,797
Respiratory Health	38,107	29,800	71,164	60,916
Wellness at Home	19,526	11,477	35,757	23,825
Total patient equipment depreciation (1)	$106,818	$79,869	$200,566	$161,538

(1)Patient equipment depreciation is included in Cost of net revenue in the accompanying consolidated statements of operations. Patient equipment depreciation is not reflected in the segment measure of profit or loss but the CODM regularly reviews this information by reportable segment.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(8)    Goodwill and Identifiable Intangible Assets
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.
The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2026 was as follows (in thousands):

	Sleep Health	Respiratory Health	Wellness at Home	Total Goodwill
Balance at December 31, 2025	$1,595,083	$682,011	$180,533	$2,457,627
Goodwill from acquisitions (note 3)	11,459	22,874	22,592	56,925
Goodwill impairment	—	(79,111)	(65,125)	(144,236)
Other	29	9	77	115
Balance at June 30, 2026	$1,606,571	$625,783	$138,077	$2,370,431
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
In connection with the Company's plan to divest the Diabetes Health business, as further discussed in Note 5, Held for Sale and Discontinued Operations, and corresponding revisions to the Company's financial projections, management performed a quantitative goodwill impairment test for each of the Company's reporting units as of June 30, 2026. As part of these revisions, the Company reallocated certain shared corporate support costs that were previously attributed to the Diabetes Health business among the remaining reporting units. The fair value of the Company’s reporting units were computed using (1) a discounted cash flow method which includes assumptions on the projected future cash flows, earnings, discount rates, working capital adjustments, long-term growth rates, and others, and (2) a market approach method to estimate value through the analysis of recent sales of comparable assets or business entities. The impairment test indicated that the estimated fair values of the Company's Respiratory Health and Wellness at Home reporting units were less than their respective carrying values, and as such, the Company recognized non-cash goodwill impairment charges totaling $144.2 million during the three and six months ended June 30, 2026. If, in future periods, the Company were to identify events that indicate a potential impairment of goodwill, the Company may be required to perform a goodwill impairment test at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed.
Identifiable intangible assets consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $45,320	$31,780	4.7
Identifiable intangible assets, net	$31,780

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	December 31, 2025
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $41,626	$35,774	5.1
Identifiable intangible assets, net	$35,774
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $2.0 million and $4.0 million for the three and six months ended June 30, 2026, respectively, and was $2.1 million and $4.3 million for the three and six months ended June 30, 2025, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending June 30,
2027	$7,192
2028	6,860
2029	6,860
2030	6,860
2031	4,008
Thereafter	—
Total	$31,780
The Company did not recognize any impairment charges related to identifiable intangible assets during the six months ended June 30, 2026 and 2025.
(9)    Fair Value of Assets and Liabilities
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
There were no financial assets that are measured at fair value on a recurring basis as of June 30, 2026. The following table presents the valuation of the Company’s financial assets as of December 31, 2025 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of December 31, 2025. These estimates are not necessarily indicative of the amounts the Company could have ultimately realized.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the respective counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2025 were classified as Level 2 of the fair value hierarchy. In January 2026, the Company's interest rate swaps matured and were not renewed. See Note 10, Derivative Instruments and Hedging Activities, for additional information regarding the Company’s derivative instruments.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the six months ended June 30, 2026 and 2025, other than the non-cash goodwill impairment charges as discussed in Note 8, Goodwill and Identifiable Intangible Assets, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(10)    Derivative Instruments and Hedging Activities
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at December 31, 2025 (in thousands):

December 31, 2025
Balance Sheet Location
Prepaid and other current assets	$104
Total	$104
During the three months ended June 30, 2025, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $0.4 million in other comprehensive income (loss). During the six months ended June 30, 2026 and 2025, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $0.1 million and $1.1 million respectively, in other comprehensive income (loss).
(11)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$389,520	$352,381
Employee-related accruals	52,117	64,080
Litigation reserves	49,720	49,800
Accrued interest	28,413	28,447
Other	56,530	58,992
Total	$576,300	$553,700
(12)    Debt
The following is a summary of long term-debt as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Secured term loan	$325,000	$315,000
Revolving credit facility	150,000	—
Senior unsecured notes	1,425,000	1,435,000
Unamortized deferred financing fees	(12,066)	(13,704)
	1,887,934	1,736,296
Current portion	(8,125)	(20,313)
Long-term portion	$1,879,809	$1,715,983
On April 10, 2026, the Company refinanced its debt borrowings under its then existing credit agreement and entered into a new credit agreement (the "2026 Credit Agreement"). The 2026 Credit Agreement consists of a $325.0 million term loan (the "2026 Term Loan"), a $325.0 million delayed draw term loan (the "2026 Delayed Draw Term Loan"), and $450.0 million in commitments for revolving credit loans with a $75.0 million letter of credit sublimit and a $45.0 million swing line sublimit (the "2026 Revolver", and together with the 2026 Term Loan and the 2026 Delayed Draw Term Loan, the "2026 Credit Facility"). At closing, the Company borrowed $100.0 million under the 2026 Revolver. Borrowings under the 2026 Term Loan and the 2026 Revolver at closing were used in part to repay existing amounts outstanding under the prior credit

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
agreement, and to pay related fees and expenses. The 2026 Credit Facility has a maturity in April 2031. However, the maturity of the 2026 Credit Facility is subject to a springing maturity date that is 91 days prior to the stated maturity dates of the Company's 4.625% Senior Notes and 5.125% Senior Notes (each as defined below), in each case if more than $150.0 million aggregate principal amount of such senior unsecured notes remains outstanding on such springing maturity date. The borrowings under the 2026 Term Loan requires quarterly principal repayments of $2.0 million beginning September 30, 2026 through June 30, 2028, increasing to $4.1 million beginning September 30, 2028 through March 31, 2031, and the unpaid principal balance is due at maturity in April 2031. Borrowings under the 2026 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2026 Credit Agreement. At the option of the Company, amounts borrowed under the 2026 Credit Facility bear interest at variable rates based upon either the Base Rate (as defined in the 2026 Credit Agreement), payable quarterly, or Term SOFR (as defined in the 2026 Credit Agreement), payable monthly or every three months depending on the interest period selected. Interest periods for Term SOFR loans are available for one, three, or six months at the option of the Company. Base Rate loans accrue interest at a per annum rate equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus (b) an applicable margin ranging from 0.125% to 1.0% per annum based on the Company's Consolidated Total Leverage Ratio (as defined in the 2026 Credit Agreement). Term SOFR loans accrue interest at a per annum rate equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) an applicable margin ranging from 1.125% to 2.0% per annum based on the Company's Consolidated Total Leverage Ratio. The 2026 Revolver carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Revolver depending upon the Company's Consolidated Total Leverage Ratio. In addition, the 2026 Delayed Draw Term Loan carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Delayed Draw Term Loan depending upon the Company's Consolidated Total Leverage Ratio beginning 45 days after closing. In connection with the 2026 Credit Agreement, the Company paid financing costs of $5.0 million. Further, in connection with executing the 2026 Credit Agreement, the Company recognized a loss on debt extinguishment of $1.3 million consisting of third-party fees and write off of unamortized deferred financing costs related to the Company's prior credit agreement, which is included in Loss on extinguishment of debt in the accompanying consolidated statements of operations for the three and six months ended June 30, 2026.
Under the 2026 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2026 Credit Agreement. The 2026 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. The Company was in compliance with the applicable covenants in the 2026 Credit Agreement as of June 30, 2026.
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
Secured Term Loan
At June 30, 2026, there was $325.0 million outstanding under the 2026 Term Loan. The per annum interest rate under the 2026 Term Loan was 5.00% at June 30, 2026.
Revolving Credit Facility
The Company borrowed $100.0 million under the 2026 Revolver at the time of closing of the 2026 Credit Agreement. During the second quarter of 2026, the Company borrowed an additional $50.0 million under the 2026 Revolver, bringing the total outstanding as of June 30, 2026 to $150.0 million. At June 30, 2026, there was $34.3 million outstanding under letters of credit. At June 30, 2026, based on the financial debt covenants under the 2026 Credit Agreement, the maximum amount the Company could borrow under the 2026 Revolver and remain in compliance with the financial debt covenants under the agreement was $265.7 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Senior Unsecured Notes
In August 2021, the Company issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the "5.125% Senior Notes"). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2026 is 101.281% and (ii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, the Company may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. On May 28, 2026, the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, executed and delivered a Supplemental Indenture, amending and supplementing the indenture providing for the issuance of the 5.125% Senior Notes, pursuant to which each of the guarantors party thereto unconditionally guaranteed all of the Company’s obligations under the 5.125% Senior Notes and the indenture on the terms and conditions set forth therein.
In January 2021, the Company issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the "4.625% Senior Notes"). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes are redeemable at the Company’s option, in whole or in part, and the redemption price for the 4.625% Senior Notes is 100.000%, in each case together with accrued and unpaid interest. In addition, the Company may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. On May 28, 2026, the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, executed and delivered a Supplemental Indenture, amending and supplementing the indenture providing for the issuance of the 4.625% Senior Notes, pursuant to which each of the guarantors party thereto unconditionally guaranteed all of the Company’s obligations under the 4.625% Senior Notes and the indenture on the terms and conditions set forth therein.
In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the "6.125% Senior Notes"). In November 2025 and January 2026, the Company repurchased $15.0 million and $10.0 million aggregate principal amount of the 6.125% Senior Notes at an average price of 100.253% and 100.800% of such principal amounts, respectively, through open market transactions. As of June 30, 2026, the outstanding balance under the 6.125% Senior Notes was scheduled to mature on August 1, 2028. Interest on the 6.125% Senior Notes was payable on February 1st and August 1st of each year. On May 28, 2026, the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, executed and delivered a Supplemental Indenture, amending and supplementing the indenture providing for the issuance of the 6.125% Senior Notes, pursuant to which each of the guarantors unconditionally guaranteed all of the Company’s obligations under the 6.125% Senior Notes and the indenture on the terms and conditions set forth therein. On July 6, 2026, the Company issued a notice of redemption for all of its outstanding 6.125% Senior Notes in an aggregate principal amount of $325.0 million at a redemption price equal to 100.000% of the aggregate principal amount of the 6.125% Senior Notes, plus accrued and unpaid interest to the redemption date (the "Redemption Price"). The redemption date was August 1, 2026. On July 27, 2026, the Company borrowed $325.0 million under the 2026 Delayed Draw Term Loan. The Company used the proceeds from the 2026 Delayed Draw Term Loan plus cash on hand to redeem the notes and pay the Redemption Price on August 3, 2026.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. As of June 30, 2026, the Company is permitted to grant up to 18,350,000 shares of Common Stock under the 2019 Plan, subject to certain adjustments and limitations. At June 30, 2026, 6,047,934 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.
Stock Options
There were no stock options granted during the six months ended June 30, 2026 and 2025.
The following table provides the activity for outstanding stock options during the six months ended June 30, 2026 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2025	945	$7.24	3.1 Years
Exercised	(179)	$4.38
Outstanding, June 30, 2026	766	$7.91	3.2 Years
During the six months ended June 30, 2026, 178,902 stock options were exercised on a cashless basis resulting in the issuance of 66,285 shares of the Company’s Common Stock. There were no stock option exercises during the six months ended June 30, 2025.
Restricted Stock Units
During the six months ended June 30, 2026, the Company granted the following shares of restricted stock units:
•1,708,506 shares of restricted stock units to various employees which vest ratably over the three-year period following the vesting commencement dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $17.2 million.
•183,578 shares of restricted stock units to certain of the Company's non-employee directors which vest within one year following the grant date. The grant-date fair value of these awards was $1.9 million.
•821,890 shares of performance-vested restricted stock units ("Performance RSUs") to senior executive management of the Company which vest on the third anniversary of the vesting commencement date subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return ("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $12.9 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Activity related to the Company’s non-vested restricted stock units for the six months ended June 30, 2026 is presented below (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2025	4,017	$24.82
Granted	2,714	$11.78
Vested	(1,023)	$10.53
Forfeited	(771)	$14.21
Non-vested balance, June 30, 2026	4,937	$25.15
Equity-Based Compensation Expense
The Company recognized equity-based compensation expense of $5.4 million during the three months ended June 30, 2026, of which $5.5 million is included in general and administrative expenses and a net reduction to expense of $0.1 million is included in cost of net revenue in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $6.0 million during the three months ended June 30, 2025, of which $4.5 million and $1.5 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
The Company recognized equity-based compensation expense of $11.8 million during the six months ended June 30, 2026, of which $11.2 million and $0.6 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $11.2 million during the six months ended June 30, 2025, of which $8.6 million and $2.6 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
At June 30, 2026, there was $42.5 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 2.0 years.
(14)    Earnings (Loss) Per Share
Earnings (loss) per share ("EPS") for continuing operations and discontinued operations is computed by dividing net income (loss) from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period, respectively, on a basic and diluted basis. The Company computes diluted net income (loss) per share for continuing operations and discontinued operations using the more dilutive of the treasury stock method and the two-class method after giving effect to all potential dilutive Common Stock.
The Company’s potentially dilutive securities include potential common shares related to unvested restricted stock units, outstanding stock options and outstanding preferred stock. See Note 13, Stockholders' Equity, for additional discussion of these potential dilutive securities.
Diluted net income (loss) per share for continuing operations and discontinued operations considers the impact of potentially dilutive securities except when the potential common shares have an antidilutive effect. The Company’s outstanding preferred stock are considered participating securities, thus requiring the two-class method of computing diluted net income (loss) per share for continuing operations and discontinued operations. Computation of diluted net income (loss) per share for continuing operations and discontinued operations under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net (loss) income from continuing operations	$(144,106)	$5,381	$(167,956)	$(7,121)
Less: Income attributable to noncontrolling interest	1,210	1,154	2,377	2,282
Net (loss) income from continuing operations attributable to AdaptHealth Corp.	(145,316)	4,227	(170,333)	(9,403)
Less: Earnings allocated to participating securities (1)	—	356	—	(792)
Net (loss) income from continuing operations for basic and diluted EPS	$(145,316)	$3,871	$(170,333)	$(8,611)

Net income from discontinued operations	$11,387	$10,447	$20,364	$16,870
Less: Earnings allocated to participating securities (1)	—	879	—	1,421
Net income from discontinued operations for basic and diluted EPS	$11,387	$9,568	$20,364	$15,449

Denominator
Basic weighted-average common shares outstanding	136,120	134,993	135,950	134,897
Add: Stock options (2)	—	169	—	—
Add: Unvested restricted stock units (2)	—	1,909	—	—
Diluted weighted-average common shares outstanding	136,120	137,071	135,950	134,897

Basic net income (loss) per share:
Continuing operations	$(1.07)	$0.03	$(1.25)	$(0.06)
Discontinued operations	0.08	0.07	0.15	0.11
Net income (loss) per share	$(0.99)	$0.10	$(1.10)	$0.05

Diluted net income (loss) per share:
Continuing operations	$(1.07)	$0.03	$(1.25)	$(0.06)
Discontinued operations	0.08	0.07	0.15	0.11
Net income (loss) per share	$(0.99)	$0.10	$(1.10)	$0.05
(1)The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were no amounts allocated to the participating securities during the three and six months ended June 30, 2026 due to the consolidated net loss reported in those periods.
(2)Due to the Company reporting net loss from continuing operations attributable to AdaptHealth Corp. for the three and six months ended June 30, 2026 and the six months ended June 30, 2025, all potentially dilutive securities related to outstanding stock options and unvested restricted stock units were excluded from the computation of diluted net loss per share for those periods as their inclusion would have been anti-dilutive.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income (loss) per share for continuing operations and discontinued operations for the three and six months ended June 30, 2026 and 2025 because to do so would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Preferred Stock	12,406	12,406	12,406	12,406
Stock options	766	984	766	1,153
Unvested restricted stock units	4,937	2,497	4,937	4,406
Total	18,109	15,887	18,109	17,965
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
The following table presents information about lease costs and expenses and sublease income for the three and six months ended June 30, 2026 and 2025 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$13,912	$10,575	$26,560	$21,299
Finance lease costs:
Amortization of ROU assets	$5,035	$3,722	$10,081	$7,096
Interest on lease liabilities	$730	$677	$1,531	$1,324
Other lease costs and income:
Variable leases costs (1)	$6,999	$5,849	$14,197	$11,968
Sublease income	$122	$65	$310	$235
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	4.5 years	4.8 years
Finance leases	2.7 years	3.1 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	5.0%	5.1%
Finance leases	6.3%	6.4%
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of June 30, 2026 (in thousands):

	Operating Leases	Finance Leases
2026	$21,743	$11,088
2027	38,451	18,825
2028	32,202	11,551
2029	23,254	6,561
2030	17,456	372
Thereafter	16,772	—
Total future undiscounted lease payments	$149,878	$48,397
Less: amount representing interest	(17,496)	(3,625)
Present value of future lease payments (lease liability)	$132,382	$44,772
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the six months ended June 30, 2026 and 2025, respectively (in thousands):

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash payments for operating leases	$23,903	$18,686
Financing cash payments for finance leases	$8,118	$8,346
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$33,380	$8,611
Finance leases	$3,286	$11,441
(16)    Income Taxes
The Company's tax provision for interim periods was historically determined using an estimated annual effective tax rate ("estimated AETR"), adjusted for discrete events arising in each respective fiscal quarter. When forecasted ordinary annual pre‑tax income is near breakeven, small changes in estimated annual results may result in significant volatility in the annual effective income tax rate that is not considered reliable and meaningful. In such circumstances, the income tax effects are recognized discretely in the interim period ("discrete ETR"). During the three and six months ended June 30, 2026, the Company utilized the discrete ETR method to compute its income tax provision as the estimated AETR method would not provide a reliable and meaningful estimate of its tax provision.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The Company is subject to U.S. federal, state, and local income taxes. For the three months ended June 30, 2026 and 2025, the Company recognized an income tax benefit of $21.2 million and income tax expense of $32.8 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized an income tax benefit of $28.4 million and income tax expense of $30.3 million, respectively. For the three and six months ended June 30, 2026, the Company recognized a $15.5 million discrete income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges totaling $144.2 million. Refer to Note 8, Goodwill and Identifiable Intangible Assets, for additional details. For the three and six months ended June 30, 2025, the Company recognized a $27.4 million discrete income tax expense related to the dispositions of two businesses within the Wellness at Home segment.
The effective tax rates for the three and six months ended June 30, 2026 are primarily driven by the effects of permanent differences and discrete items.
As of June 30, 2026 and December 31, 2025, the Company had an unrecognized tax benefit of $2.7 million.
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
At June 30, 2026, the Company's liability relating to the TRA was $238.9 million, which is included in other long-term liabilities in the accompanying consolidated balance sheets. At December 31, 2025, the Company’s liability relating to the TRA was $265.7 million, of which $26.8 million and $238.9 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
A $17.4 million income tax receivable is included in prepaid and other current assets in the accompanying consolidated balance sheets as of June 30, 2026. The majority of the Company’s income tax receivable relates to federal corporate income tax refunds, which are expected to be received later in 2026.
(17)    Commitments and Contingencies
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs (the "Allegheny Lead Plaintiffs"). On May 14, 2024, Allegheny Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleged, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint sought unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. The Allegheny Lead Plaintiffs filed their opposition brief on October 1, 2024, and defendants filed their reply brief on November 15, 2024.
On May 28, 2025, the parties jointly filed a letter requesting that the Court hold the motion to dismiss in abeyance pending the outcome of a private mediation between the parties. On October 8, 2025, the parties attended a private mediation. After subsequent settlement discussions, the parties reached an agreement in principle to settle the litigation.
On December 19, 2025, the parties filed for Preliminary Approval of Proposed Settlement and Approval of Notice to the Settlement Class and the preliminary approval order was granted by the Court on February 2, 2026. On June 10, 2026, the Court fully and finally approved the proposed settlement, the plan of allocation, and the Allegheny Lead Plaintiffs' counsel's request for attorneys' fees and expenses. The Court also entered the final judgment dismissing the Allegheny County Consolidated Class Action with prejudice. The settlement is to be funded as follows: (i) $34.0 million of cash from the Company’s insurance carriers and (ii) $1.0 million of cash from the Company. The $1.0 million was paid by the Company during the three months ended March 31, 2026. The Company's remaining liability of $34.0 million, consisting of the cash payment to be funded by the Company's insurance carriers, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of June 30, 2026. The Company also has a corresponding receivable of $34.0 million, representing the amount to be received from the Company’s insurance carriers, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of June 30, 2026. Upon the effectiveness of the proposed settlement, the Company and its directors and officers as well as the other defendants named in the Allegheny County Consolidated Complaint were released from the claims that were asserted or could have been asserted in the Consolidated Class Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing.
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
On March 19, 2026, the parties to the Wu Derivative Action and the Frankel Derivative Action filed a stipulation to consolidate the actions. On March 24, 2026, the parties to the Wu Derivative Action and the Frankel Derivative Action filed a notice informing the Court that they had reached an agreement in principle to settle both actions. On May 13, 2026, the Court consolidated the Wu Derivative Action and the Frankel Derivative Action.
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
In October 2022, a former customer of the Company, Mr. Ray (“Plaintiff”), filed an individual action against the Company and a collection agency for violation of North Carolina’s Debt Collection Practices Act (the "Act”) based on allegations that the Company failed to address Mr. Ray’s billing concerns and issue a refund in a timely manner related to his return of medical equipment. Plaintiff was permitted to amend his individual complaint to a class action complaint on behalf of similarly situated North Carolina residents who allegedly experienced improper billing issues after the asserted return of medical equipment. Over continued objection, and after withdrawing a motion for class certification, Plaintiff amended his class action complaint again in May 2025 to assert violations of the Act related to three classes of North Carolinians: (a) a

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
class of patients who were allegedly improperly billed after returning equipment, (b) a class of patients who were allegedly improperly charged a late fee after assertedly returning their equipment, and (c) a class of patients who received collection letters that allegedly violated the Act. Plaintiff has argued that the claims are meritorious, and the classes could be certified up to and including approximately 130,000 North Carolina patients. The Company has vigorously defended the case; believes the claims lack merit; and, believes that none of the three classes could be certified. Neither the merits of the case nor the certification of these classes have been reviewed by the Court. While nonetheless strongly defending the case, to minimize exposure and risk under the Act, and reduce further litigation expenses, the Company has also pursued settlement options. The Company and the Plaintiff, a proposed class representative, recently agreed to inform the Court that the parties have agreed to certify the classes and settle the case as to Class A, Class B and Class C members for a total settlement payment to be made by the Company of $14.5 million in consideration for full releases of the Company. The Company recorded a liability of $14.5 million, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025. This outcome, while considered likely by the Company, is not fixed and is contingent on factors not wholly within the Company’s control, including finalizing additional material terms with Plaintiff, seeking and achieving preliminary approval by the Court, an administrative process, and obtaining final approvals from the Court. Should this pathway for resolution fail, the Company will continue its robust defense of the case.
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
(18)    Related Party Transactions
The Company owns an equity interest in a vendor that provides automated order intake software. The expense related to this vendor was $5.3 million and $7.7 million for the three months ended June 30, 2026 and 2025, respectively, and $10.5 million and $10.2 million for the six months ended June 30, 2026 and 2025, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of June 30, 2026 and December 31, 2025, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was approximately 1.0% of the Company’s consolidated net revenue during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of June 30, 2026. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Payments to this vendor were approximately $17.5 million and $11.5 million for the three months ended June 30, 2026 and 2025, respectively, and $37.7 million and $31.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had an immaterial outstanding accounts payable balance to this vendor.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(19)    Restructuring Charges
In June 2026, management approved a plan aimed at reducing costs, streamlining operations, and optimizing resources, which included headcount reductions and the wind down of an immaterial business. The total costs associated with this plan are expected to be approximately $7.0 million. During the three and six months ended June 30, 2026, the Company recognized restructuring charges, primarily consisting of severance, totaling $6.1 million, of which $3.4 million and $2.7 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. A $5.7 million liability related to this plan is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of June 30, 2026. The actions regarding the headcount reductions were substantially complete as of June 30, 2026. The Company expects the actions related to the wind down of an immaterial business to be completed by the fourth quarter of 2027.
(20)    Subsequent Events
The Company evaluated subsequent events for the period from June 30, 2026 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure, other than as described below and as discussed in Note 5, Held for Sale and Discontinued Operations, and Note 12, Debt.
Subsequent to June 30, 2026, the Company entered into a joint venture combining the Company's eCommerce asset with a leading eCommerce sleep retailer. In connection with this transaction, the Company contributed its eCommerce asset and $2.0 million to acquire a minority interest in the joint venture, and also paid $2.0 million in transaction costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with AdaptHealth Corp.’s (“AdaptHealth” or the “Company”) consolidated financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors”, in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 filed with the SEC on May 5, 2026. Certain amounts that appear in this section may not sum due to rounding.
AdaptHealth Corp. Overview
AdaptHealth is a national leader in providing patient-centered, healthcare-at-home solutions including home medical equipment ("HME"), medical supplies, and related services. The Company operates under three reportable segments that align with its product categories: (i) Sleep Health, (ii) Respiratory Health, and (iii) Wellness at Home. A description of the products and services provided within each of the Company’s three reportable segments is provided below.

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
The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of June 30, 2026, AdaptHealth serviced approximately 4.8 million patients annually in all 50 states through its network of approximately 670 locations in 48 states. The Company’s principal executive offices are located at 555 East North Lane, Suite 5075, Conshohocken, Pennsylvania 19428.
Pending Sale of Diabetes Health Business
In June 2026, the Company's board of directors approved the divestiture of the Company's Diabetes Health business. In July 2026, the Company entered into an agreement to sell the Diabetes Health business for $235.0 million in cash, subject to customary purchase price adjustments. The transaction is expected to close in the first quarter of 2027, subject to regulatory review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The Diabetes Health business provides medical devices, including continuous glucose monitors and insulin pumps, and related services to patients for the treatment of diabetes. As a result of this transaction, the Diabetes Health business met the criteria to be reported as discontinued operations. Therefore, the Company has reported the results of the Diabetes Health business, including the results of operations, and related assets and liabilities, as discontinued operations for all periods presented herein. Accordingly, the Company no longer reports Diabetes Health as a reportable segment.
In accordance with U.S. GAAP, the financial position and results of operations of the Diabetes Health business are presented as assets and liabilities held for sale and discontinued operations and, as such, have been excluded from continuing operations for all periods presented. All discussion, unless otherwise noted, reflects the continuing operations of

AdapthHealth. See Note 5, Held for Sale and Discontinued Operations, in the accompanying notes to the interim consolidated financial statements, for additional information regarding discontinued operations and assets and liabilities held for sale.
Restructuring Plan
In June 2026, management approved a plan aimed at reducing costs, streamlining operations, and optimizing resources, which included headcount reductions and the wind down of an immaterial business. The total costs associated with this plan is expected to be approximately $7.0 million, and the Company expects to realize annual savings of approximately $26.8 million as a result of these actions. The actions regarding the headcount reductions were substantially complete as of June 30, 2026. The Company expects the actions related to the wind down of an immaterial business to be completed by the fourth quarter of 2027.
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
Cybersecurity Incident
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2026, the Company experienced a security incident whereby a threat actor gained unauthorized access to Company systems and exfiltrated certain data therefrom. On June 15, 2026, the Company received a communication from a threat actor claiming to have obtained certain data from the Company's systems. Upon learning of the incident, the Company promptly activated its incident response procedures, launched an investigation with the support of external advisors and cybersecurity experts to assess and contain the threat, and notified law enforcement.
Based on the investigation, the Company learned that a threat actor gained unauthorized access to certain of the Company’s cloud-based business applications, including certain internal patient management systems and document storage platforms. The incident was the result of a successful social engineering attack that compromised a single Company user session. The Company has confirmed that certain data was exfiltrated from its systems, including patient information and a stored password file associated with insurance billing.
The Company does not collect Social Security numbers in the affected systems and does not store individual financial account information or payment card information in those systems. The Company is not aware of any actual or attempted identity theft, fraud, or other misuse of the affected information as a result of this incident.

Following detection, the Company promptly terminated the unauthorized access and implemented containment measures, including disabling the compromised user account, resetting affected credentials, and implementing additional security measures. The Company continues to review and enhance its safeguards, policies, procedures, training, and internal access controls. The Company is notifying affected individuals and others as required by law. The Company has also taken steps intended to mitigate the risk of dissemination of the exfiltrated data.

As of the date of this report, the incident has not had a material impact on the Company’s operations and has not affected the Company’s ability to service its patients. The Company has not yet been able to determine the full financial impact of the incident, including remediation and response costs, legal, regulatory and notification-related matters, and possible effects on patients, counterparties and the Company’s reputation, but currently believes the incident is not reasonably likely to have a material impact on its financial condition or results of operations. The Company maintains cybersecurity insurance that may cover certain losses associated with the incident.
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

	Three Months Ended
	June 30, 2026		June 30, 2025
Net Revenue (in thousands, except revenue percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep Health	$267,764	36.2%	$254,593	38.7%
Respiratory Health	9,186	1.2%	7,826	1.2%
Wellness at Home	81,197	11.0%	102,002	15.6%
Total net sales revenue	$358,147	48.4%	$364,421	55.5%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$84,025	11.4%	$73,292	11.2%
Respiratory Health	151,684	20.5%	148,827	22.6%
Wellness at Home	43,114	5.8%	39,490	6.0%
Total net revenue from fixed monthly equipment reimbursements	$278,823	37.7%	$261,609	39.8%

Net revenue from capitated revenue arrangements:
Sleep Health	$34,672	4.6%	$6,804	1.0%
Respiratory Health	33,532	4.6%	13,797	2.1%
Wellness at Home	35,133	4.7%	10,469	1.6%
Total net revenue from capitated revenue arrangements	$103,337	13.9%	$31,070	4.7%

Total net revenue:
Sleep Health	$386,461	52.2%	$334,689	50.9%
Respiratory Health	194,402	26.3%	170,450	25.9%
Wellness at Home	159,444	21.5%	151,961	23.2%
Total net revenue	$740,307	100.0%	$657,100	100.0%

	Six Months Ended
	June 30, 2026		June 30, 2025
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep Health	$519,517	36.6%	$495,764	38.0%
Respiratory Health	17,443	1.2%	16,087	1.2%
Wellness at Home	157,280	11.1%	217,557	16.8%
Total net sales revenue	$694,240	48.9%	$729,408	56.0%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$165,649	11.7%	$140,833	10.8%
Respiratory Health	298,443	21.0%	291,001	22.4%
Wellness at Home	83,584	5.9%	76,510	5.9%
Total net revenue from fixed monthly equipment reimbursements	$547,676	38.6%	$508,344	39.1%

Net revenue from capitated revenue arrangements:
Sleep Health	$59,790	4.2%	$14,443	1.2%
Respiratory Health	56,656	4.0%	28,843	2.2%
Wellness at Home	61,818	4.3%	20,609	1.5%
Total net revenue from capitated revenue arrangements	$178,264	12.5%	$63,895	4.9%

Total net revenue:
Sleep Health	$744,956	52.5%	$651,040	50.0%
Respiratory Health	372,542	26.2%	335,931	25.8%
Wellness at Home	302,682	21.3%	314,676	24.2%
Total net revenue	$1,420,180	100.0%	$1,301,647	100.0%

Consolidated Results of Operations
Comparison of Three Months Ended June 30, 2026 and Three Months Ended June 30, 2025.
The following table summarizes AdaptHealth’s results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Net revenue	$740,307	100.0%	$657,100	100.0%	$83,207	12.7%
Costs and expenses:
Cost of net revenue	636,101	85.9%	521,312	79.3%	114,789	22.0%
General and administrative expenses	96,093	13.0%	95,263	14.5%	830	0.9%
Depreciation and amortization, excluding patient equipment depreciation	7,948	1.1%	7,056	1.1%	892	12.6%
Goodwill impairment	144,236	19.5%	—	—%	144,236	—%
Total costs and expenses	884,378	119.5%	623,631	94.9%	260,747	41.8%
Gain on sale of businesses	(6,269)	(0.9)%	(32,225)	(4.9)%	25,956	(80.5)%
Operating (loss) income	(137,802)	(18.6)%	65,694	10.0%	(203,496)	(309.8)%
Interest expense, net	26,209	3.5%	27,533	4.2%	(1,324)	(4.8)%
Loss on extinguishment of debt	1,322	0.2%	—	—%	1,322	100.0%
(Loss) income before income taxes	(165,333)	(22.3)%	38,161	5.8%	(203,494)	(533.3)%
Income tax (benefit) expense	(21,227)	(2.8)%	32,780	5.0%	(54,007)	(164.8)%
Net (loss) income	(144,106)	(19.5)%	5,381	0.8%	(149,487)	(2778.1)%
Income attributable to noncontrolling interest	1,210	0.1%	1,154	0.2%	56	4.9%
Net (loss) income attributable to AdaptHealth Corp.	$(145,316)	(19.6)%	$4,227	0.6%	$(149,543)	(3537.8)%
Net Revenue.
The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended June 30,
	Variance 2026 vs. 2025
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Organic revenue (a)	$104,369	15.9%
Acquisition (b)	4,932	0.8%
Disposition (c)	(26,094)	(4.0)%
Total change in net revenue	$83,207	12.7%
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
Net revenue from AdaptHealth's Sleep Health segment increased by $51.8 million, or 15.5%, for the three months ended June 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025. The increase was also attributable to increased net sales revenue primarily from higher patient census from sales of PAP resupply products, as well as increased net revenue from fixed monthly equipment reimbursements from higher sleep rental products. Net revenue from AdaptHealth's Respiratory Health segment increased by $24.0 million, or 14.1%, for the three months ended June 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements from higher patient census for oxygen equipment products. Net revenue from AdaptHealth's Wellness at Home segment increased by $7.5 million, or 4.9% for the three months ended June 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements, partially offset by decreased net sales revenues from the disposition of certain incontinence and infusion businesses during 2025.
For the three months ended June 30, 2026, net sales revenue comprised 48.4% of total net revenue, compared to 55.5% of total net revenue for the three months ended June 30, 2025. For the three months ended June 30, 2026, net revenue from fixed monthly equipment reimbursements comprised 37.7% of total net revenue, compared to 39.8% of total net revenue for the three months ended June 30, 2025. For the three months ended June 30, 2026, net revenue from capitated revenue arrangements comprised 13.9% of total net revenue, compared to 4.7% of total net revenue for the three months ended June 30, 2025.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$234,845	31.7%	$209,664	31.9%	$25,181	12.0%
Salaries, labor and benefits	203,251	27.5%	172,595	26.3%	30,656	17.8%
Patient equipment depreciation	106,818	14.4%	79,869	12.2%	26,949	33.7%
Rent and occupancy	21,663	2.9%	17,103	2.6%	4,560	26.7%
Other operating expenses	69,524	9.4%	42,081	6.3%	27,443	65.2%
Total cost of net revenue	$636,101	85.9%	$521,312	79.3%	$114,789	22.0%
Cost of net revenue for the three months ended June 30, 2026 and 2025 was $636.1 million and $521.3 million, respectively, an increase of $114.8 million or 22.0%. Refer to the section below titled “Segment Results of Operations” for a discussion of the changes in cost of products and supplies, salaries, labor and benefits, rent and occupancy, and other operating expenses. Patient equipment depreciation increased by $26.9 million, primarily due to an increase in patient medical equipment acquired during 2026 to support capitated revenue arrangements.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2026 and 2025 were $96.1 million and $95.3 million respectively, an increase of $0.8 million or 0.9%. This increase is primarily due to higher software costs, restructuring expenses, insurance-related costs, salaries, labor and benefits, and equity-based compensation, partially offset by lower consulting costs, legal fees, and marketing fees.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended June 30, 2026 and 2025 was $7.9 million and $7.1 million, respectively, an increase of $0.9 million, primarily related to higher depreciation attributable to delivery vehicles.
Goodwill impairment. AdaptHealth performed a quantitative goodwill impairment test for each of its reporting units during the second quarter of 2026. The impairment test indicated that the estimated fair values of AdaptHealth's Respiratory Health and Wellness at Home reporting units were less than their respective carrying values, and as such, AdaptHealth recognized non-cash goodwill impairment charges totaling $144.2 million during the three months ended June 30, 2026. See Note 8, Goodwill and Identifiable Intangible Assets, for additional details.
Loss on extinguishment of debt. The loss on extinguishment of debt for the three months ended June 30, 2026 relates to third-party fees and the write-off of unamortized deferred financing costs in connection with the refinancing of AdaptHealth's credit agreement. See Note 12, Debt, for additional discussion of the refinancing.
Gain on sale of businesses. The gain for the three months ended June 30, 2026 relates to the receipt of a contingent payment from the disposition of a business that occurred in 2025. The gain for the three months ended June 30, 2025 relates to the disposition of two businesses within AdaptHealth's Wellness at Home segment.
Interest expense, net. Interest expense, net for the three months ended June 30, 2026 and 2025 was $26.2 million and $27.5 million, respectively, a decrease of $1.3 million. Interest expense related to AdaptHealth's debt decreased by $1.7 million in 2026 compared to 2025 as a result of lower average outstanding borrowings in 2026 compared to 2025, and to a lesser extent, lower interest rates.
Income Tax (Benefit) Expense. Income tax benefit and income tax expense for the three months ended June 30, 2026 and 2025 was $21.2 million and $32.8 million, respectively. Income tax expense on ordinary income decreased due to lower pre-tax income. For the three months ended June 30, 2026, AdaptHealth recognized a $15.5 million discrete income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges totaling $144.2 million. Additionally, for the three months ended June 30, 2025, AdaptHealth recognized a $27.4 million discrete income tax expense related to the dispositions of two businesses within the Wellness at Home segment.

Comparison of Six Months Ended June 30, 2026 and Six Months Ended June 30, 2025.
The following table summarizes AdaptHealth’s results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Net revenue	$1,420,180	100.0%	$1,301,647	100.0%	$118,533	9.1%
Costs and expenses:
Cost of net revenue	1,220,342	85.9%	1,060,281	81.5%	160,061	15.1%
General and administrative expenses	189,977	13.4%	180,158	13.8%	9,819	5.5%
Depreciation and amortization, excluding patient equipment depreciation	15,117	1.1%	14,328	1.1%	789	5.5%
Goodwill impairment	144,236	10.1%	—	—%	144,236	—%
Total costs and expenses	1,569,672	110.5%	1,254,767	96.4%	314,905	25.1%
Gain on sale of businesses	(6,269)	(0.4)%	(32,225)	(2.5)%	25,956	(80.5)%
Operating (loss) income	(143,223)	(10.1)%	79,105	6.1%	(222,328)	(281.1)%
Interest expense, net	51,803	3.6%	55,932	4.3%	(4,129)	(7.4)%
Loss on extinguishment of debt	1,322	0.1%	—	—%	1,322	100.0%
(Loss) income before income taxes	(196,348)	(13.8)%	23,173	1.8%	(219,521)	(947.3)%
Income tax (benefit) expense	(28,392)	(2.0)%	30,294	2.3%	(58,686)	(193.7)%
Net loss	(167,956)	(11.8)%	(7,121)	(0.5)%	(160,835)	2258.6%
Income attributable to noncontrolling interest	2,377	0.2%	2,282	0.2%	95	4.2%
Net loss attributable to AdaptHealth Corp.	$(170,333)	(12.0)%	$(9,403)	(0.7)%	$(160,930)	1711.5%
Net Revenue.
The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Six Months Ended June 30,
	Variance 2026 vs. 2025
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Organic revenue (a)	$168,901	13.0%
Acquisition (b)	11,518	0.9%
Disposition (c)	$(61,886)	(4.8)%
Total change in net revenue	$118,533	9.1%
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
Net revenue from AdaptHealth's Sleep Health segment increased by $93.9 million, or 14.4%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025. The increase was also attributable to increased net sales revenue primarily from higher patient census from sales of PAP resupply products, as well as increased net revenue from fixed monthly equipment reimbursements from higher sleep rental products. Net revenue from AdaptHealth's Respiratory Health segment increased by $36.6 million, or 10.9%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements from higher patient census for oxygen equipment products. Net revenue from AdaptHealth's Wellness at Home segment decreased by $12.0 million, or 3.8% for the six months ended June 30, 2026 compared to the prior year period, primarily due to decreased net sales revenues from the disposition of certain incontinence and infusion businesses during 2025, partially offset by an increase in net revenues from a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements.
For the six months ended June 30, 2026, net sales revenue comprised 48.9% of total net revenue, compared to 56.0% of total net revenue for the six months ended June 30, 2025. For the six months ended June 30, 2026, net revenue from fixed monthly equipment reimbursements comprised 38.6% of total net revenue, compared to 39.1% of total net revenue for the six months ended June 30, 2025. For the six months ended June 30, 2026, net revenue from capitated revenue arrangements comprised 12.5% of total net revenue, compared to 4.9% of total net revenue for the six months ended June 30, 2025.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$451,548	31.8%	$433,890	33.3%	$17,658	4.1%
Salaries, labor and benefits	403,041	28.4%	344,063	26.5%	58,978	17.1%
Patient equipment depreciation	200,566	14.1%	161,538	12.4%	39,028	24.2%
Rent and occupancy	42,752	3.0%	36,843	2.8%	5,909	16.0%
Other operating expenses	122,435	8.6%	83,947	6.5%	38,488	45.8%
Total cost of net revenue	$1,220,342	85.9%	$1,060,281	81.5%	$160,061	15.1%
Cost of net revenue for the six months ended June 30, 2026 and 2025 was $1,220.3 million and $1,060.3 million, respectively, an increase of $160.1 million or 15.1%. Refer to the section below titled “Segment Results of Operations” for a discussion of the changes in cost of products and supplies, salaries, labor and benefits, rent and occupancy, and other operating expenses. Patient equipment depreciation increased by $39.0 million, primarily due to an increase in patient medical equipment acquired during 2026 to support capitated revenue arrangements.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2026 and 2025 were $190.0 million and $180.2 million, respectively, an increase of $9.8 million or 5.5%. This increase is primarily due to higher software costs, salaries, labor and benefits, insurance-related costs, restructuring expenses, and equity-based compensation, partially offset by lower consulting costs, legal fees, and marketing fees.

Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the six months ended June 30, 2026 and 2025 was $15.1 million and $14.3 million, respectively, an increase of $0.8 million, primarily related to higher depreciation attributable to delivery vehicles.
Goodwill impairment. AdaptHealth performed a quantitative goodwill impairment test for each of its reporting units during the second quarter of 2026. The impairment test indicated that the estimated fair values of AdaptHealth's Respiratory Health and Wellness at Home reporting units were less than their respective carrying values, and as such, AdaptHealth recognized non-cash goodwill impairment charges totaling $144.2 million during the six months ended June 30, 2026. See Note 8, Goodwill and Identifiable Intangible Assets, for additional details.
Loss on extinguishment of debt. The loss on extinguishment of debt for the six months ended June 30, 2026 relates to third-party fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 12, Debt, for additional discussion of the refinancing.
Gain on sale of businesses. The gain for the six months ended June 30, 2026 relates to the receipt of a contingent payment from the disposition of a business that occurred in 2025. The gain for the six months ended June 30, 2025 relates to the disposition of two businesses within AdaptHealth's Wellness at Home segment.
Interest expense, net. Interest expense, net for the six months ended June 30, 2026 and 2025 was $51.8 million and $55.9 million, respectively, a decrease of $4.1 million. Interest expense related to AdaptHealth's debt decreased by $5.1 million in 2026 compared to 2025 as a result of lower average outstanding borrowings in 2026 compared to 2025, and to a lesser extent, lower interest rates. This decrease was partially offset by the impact from AdaptHealth's interest rate swap agreements, which reduced interest expense by $0.1 million and $1.8 million in 2026 and 2025, respectively.
Income Tax (Benefit) Expense. Income tax benefit and income tax expense for the six months ended June 30, 2026 and 2025 was $28.4 million and $30.3 million, respectively. Income tax expense on ordinary income decreased due to lower pre-tax income, net of gains recognized on the disposition of two businesses within the Wellness at Home segment. For the six months ended June 30, 2026, AdaptHealth recognized a $15.5 million discrete income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges totaling $144.2 million. Additionally, for the six months ended June 30, 2025, AdaptHealth recognized a $27.4 million discrete income tax expense related to the dispositions of two businesses within the Wellness at Home segment.
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

AdaptHealth defines EBITDA as net income (loss) from continuing operations, plus interest expense, net, income tax expense (benefit), and depreciation and amortization, including patient equipment depreciation.
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity-based compensation expense, litigation settlement expense, gain on sale of businesses, restructuring expenses, loss on extinguishment of debt, goodwill impairment, and other non-recurring items of expense or income.
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
The following unaudited table presents the reconciliation of net income (loss) from continuing operations to EBITDA and Adjusted EBITDA, and the reconciliation of net income (loss) from continuing operations as a percentage of net revenue to Adjusted EBITDA Margin, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net (loss) income from continuing operations	$(144,106)	(19.5)%	$5,381	0.8%
Interest expense, net	26,209	3.5%	27,533	4.2%
Income tax (benefit) expense	(21,227)	(2.9)%	32,780	5.0%
Depreciation and amortization, including patient equipment depreciation	114,766	15.6%	86,925	13.2%
EBITDA	(24,358)	(3.3)%	152,619	23.2%
Equity-based compensation expense (a)	5,398	0.7%	6,010	0.9%
Gain on sale of businesses (b)	(6,269)	(0.8)%	(32,225)	(4.9)%
Restructuring expenses (c)	6,070	0.7%	—	—%
Loss on extinguishment of debt (d)	1,322	0.2%	—	—%
Goodwill impairment (e)	144,236	19.5%	—	—%
Other non-recurring expenses, net (f)	5,594	0.8%	10,015	1.6%
Adjusted EBITDA	$131,993	17.8%	$136,419	20.8%
Adjusted EBITDA Margin		17.8%		20.8%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents pre-tax gains associated with the dispositions of two businesses within the Company's Wellness at Home segment.
(c)Represents expenses related to a cost savings plan that was implemented in June 2026. See Note 19, Restructuring Charges, for additional information.

(d)Represents third-party fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 12, Debt, for additional discussion of the refinancing.
(e)Represents non-cash goodwill impairment charges as a result of the fair values of the Company's Respiratory Health and Wellness at Home reporting units being less than their respective carrying values. See Note 8, Goodwill and Identifiable Intangible Assets, for additional information.
(f)The 2026 period consists of $2.7 million of consulting expenses associated with asset dispositions, $1.4 million of transaction costs associated with acquisitions, and $1.5 million of other non-recurring expenses. The 2025 period consists of $6.9 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $1.0 million of transaction costs associated with acquisitions, and $2.1 million of other non-recurring expenses.
The following unaudited table presents the reconciliation of net loss from continuing operations to EBITDA and Adjusted EBITDA, and the reconciliation of net loss from continuing operations as a percentage of net revenue to Adjusted EBITDA Margin, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net loss from continuing operations	$(167,956)	(11.8)%	$(7,121)	(0.5)%
Interest expense, net	51,803	3.6%	55,932	4.3%
Income tax (benefit) expense	(28,392)	(2.0)%	30,294	2.3%
Depreciation and amortization, including patient equipment depreciation	215,683	15.2%	175,866	13.5%
EBITDA	71,138	5.0%	254,971	19.6%
Equity-based compensation expense (a)	11,764	0.8%	11,202	0.9%
Litigation settlement expense (b)	500	—%	—	—%
Gain on sale of businesses (c)	(6,269)	(0.4)%	(32,225)	(2.5)%
Restructuring expenses (d)	6,070	0.4%	—	—%
Loss on extinguishment of debt (e)	1,322	0.1%	—	—%
Goodwill impairment (f)	144,236	10.2%	—	—%
Other non-recurring expenses, net (g)	7,797	0.6%	15,141	1.1%
Adjusted EBITDA	$236,558	16.7%	$249,089	19.1%
Adjusted EBITDA Margin		16.7%		19.1%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents an estimated expense to settle a shareholder derivative complaint.
(c)Represents pre-tax gains associated with the dispositions of two businesses within the Company's Wellness at Home segment.
(d)Represents expenses related to a cost savings plan that was implemented in June 2026. See Note 19, Restructuring Charges, for additional information.
(e)Represents third-party fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 12, Debt, for additional discussion of the refinancing.

(f)Represents non-cash goodwill impairment charges as a result of the fair values of the Company's Respiratory Health and Wellness at Home reporting units being less than their respective carrying values. See Note 8, Goodwill and Identifiable Intangible Assets, for additional information.
(g)The 2026 period consists of $4.3 million of consulting expenses associated with asset dispositions, $2.2 million of transaction costs associated with acquisitions, and $1.3 million of other non-recurring expenses. The 2025 period consists of $9.2 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $2.0 million of consulting expenses associated with systems implementation activities, $1.1 million of transaction costs associated with acquisitions, and $2.8 million of other non-recurring expenses.
Segment Results of Operations
Operating segments are defined as components of a public entity for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and evaluating financial performance. AdaptHealth’s CODM is its Chief Executive Officer. AdaptHealth operates under three reportable segments that align with its product categories: (i) Sleep Health, (ii) Respiratory Health, and (iii) Wellness at Home.
The CODM evaluates performance of the reportable segments based on Adjusted EBITDA. Refer to the section above titled “EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin” for the Company’s definition of Adjusted EBITDA.
Comparison of Three Months Ended June 30, 2026 and Three Months Ended June 30, 2025.
The following table summarizes the performance of the Company’s reportable segments for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
(in thousands)	Net Revenue	Adjusted EBITDA	Net Revenue	Adjusted EBITDA
	(Unaudited)
Sleep Health	$386,461	$70,248	$334,689	$73,672
Respiratory Health	194,402	53,089	170,450	45,281
Wellness at Home	159,444	8,656	151,961	17,466
Consolidated Totals (a)	$740,307	$131,993	$657,100	$136,419
(a)     See Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025 for a reconciliation of consolidated Adjusted EBITDA to consolidated (loss) income from continuing operations before income taxes.

Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the three months ended June 30, 2026 and 2025:

			Increase/(Decrease)
	Three Months Ended June 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$386,461	$334,689	$51,772	15.5%
Less:
Cost of products and supplies (1)	123,473	105,915	17,558	16.6%
Labor cost (1)	104,486	81,863	22,623	27.6%
Other operating expenses (1)	46,751	32,840	13,911	42.4%
Other segment items (2)	41,503	40,399	1,104	2.7%
Adjusted EBITDA	70,248	73,672	(3,424)	(4.6)%
Adjusted EBITDA Margin	18.2%	22.0%

Patient equipment depreciation	$49,185	$38,592	$10,593	27.4%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Sleep Health segment increased by $51.8 million, or 15.5%, for the three months ended June 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025. The increase was also attributable to increased net sales revenue primarily from higher patient census from sales of PAP resupply products, as well as increased net revenue from fixed monthly equipment reimbursements from higher sleep rental products.
Adjusted EBITDA
Adjusted EBITDA from the Sleep Health segment decreased by $3.4 million or 4.6%, for the three months ended June 30, 2026 compared to the prior year period, primarily due to increased costs and expenses, partially offset by higher net revenue (as discussed above). The increase in the cost of products and supplies was primarily due to an increase in sales revenue and general inflationary cost increases. The increase in labor cost was primarily due to increased headcount, including variable labor to support a capitated revenue agreement entered into in the third quarter of 2025, as well as increases from merit and benefits costs, and inflationary increases. The increase in other operating expenses was primarily due to higher distribution-related expenses, facilities costs and marketing and advertising costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.

Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the three months ended June 30, 2026 and 2025:

			Increase/(Decrease)
	Three Months Ended June 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$194,402	$170,450	$23,952	14.1%
Less:
Cost of products and supplies (1)	37,288	31,719	5,569	17.6%
Labor cost (1)	58,968	56,746	2,222	3.9%
Other operating expenses (1)	23,422	15,411	8,011	52.0%
Other segment items (2)	21,635	21,293	342	1.6%
Adjusted EBITDA	53,089	45,281	7,808	17.2%
Adjusted EBITDA Margin	27.3%	26.6%

Patient equipment depreciation	$38,107	$29,800	$8,307	27.9%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Respiratory Health segment increased by $24.0 million, or 14.1%, for the three months ended June 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements from higher patient census for oxygen equipment products.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment increased by $7.8 million or 17.2%, for the three months ended June 30, 2026 compared to the prior year period, due to higher net revenue (as discussed above), partially offset by increased costs and expenses. The increase in cost of products and supplies was primarily due to higher patient census for oxygen equipment products and general inflationary cost increases. The increase in labor cost was primarily due to increased headcount, including variable labor to support a capitated revenue agreement entered into in the third quarter of 2025, as well as increases from merit and benefits costs, and inflationary increases. The increase in other operating expenses was primarily due to higher distribution-related expenses, facilities costs and marketing and advertising costs.

Wellness at Home Segment
The following table summarizes the Wellness at Home segment’s performance for the three months ended June 30, 2026 and 2025:

			Increase/(Decrease)
	Three Months Ended June 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$159,444	$151,961	$7,483	4.9%
Less:
Cost of products and supplies (1)	74,084	72,030	2,054	2.9%
Labor cost (1)	39,897	32,489	7,408	22.8%
Other operating expenses (1)	18,615	10,854	7,761	71.5%
Other segment items (2)	18,192	19,122	(930)	(4.9)%
Adjusted EBITDA	8,656	17,466	(8,810)	(50.4)%
Adjusted EBITDA Margin	5.4%	11.5%

Patient equipment depreciation	$19,526	$11,477	$8,049	70.1%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Wellness at Home segment increased by $7.5 million, or 4.9%, for the three months ended June 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements, partially offset by decreased net sales revenues from the disposition of certain incontinence and infusion businesses during 2025, which combined reduced revenue by $26.1 million.
Adjusted EBITDA
Adjusted EBITDA from the Wellness at Home segment decreased by $8.8 million or 50.4%, for the three months ended June 30, 2026 compared to the prior year period, due to higher costs and expenses, partially offset by higher net revenue (as discussed above). The increase in the cost of products and supplies was primarily due to an increase in costs from a capitated revenue contract entered into in the third quarter of 2025, partially offset by the disposition of certain incontinence and infusion businesses during 2025. The increase in labor cost was primarily due to increased headcount to support a capitated revenue agreement entered into in the third quarter of 2025, and to a lesser extent, increased merits and benefits costs, partially offset by a reduction in labor cost due to the disposition of certain incontinence and infusion businesses during 2025. The increase in other operating expenses was primarily due to higher distribution-related expenses, facilities costs and marketing and advertising costs.

Comparison of Six Months Ended June 30, 2026 and Six Months Ended June 30, 2025.
The following table summarizes the performance of the Company’s reportable segments for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
(in thousands)	Net Revenue	Adjusted EBITDA	Net Revenue	Adjusted EBITDA
	(Unaudited)
Sleep Health	$744,956	$125,359	$651,040	$131,329
Respiratory Health	372,542	99,253	335,931	87,484
Wellness at Home	302,682	11,946	314,676	30,276
Consolidated Totals (a)	$1,420,180	$236,558	$1,301,647	$249,089
(a)     See Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025 for a reconciliation of consolidated Adjusted EBITDA to consolidated (loss) income from continuing operations before income taxes.
Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the six months ended June 30, 2026 and 2025:

			Increase/(Decrease)
	Six Months Ended June 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$744,956	$651,040	$93,916	14.4%
Less:
Cost of products and supplies (1)	237,781	214,088	23,693	11.1%
Labor cost (1)	208,074	163,084	44,990	27.6%
Other operating expenses (1)	88,136	65,814	22,322	33.9%
Other segment items (2)	85,606	76,725	8,881	11.6%
Adjusted EBITDA	125,359	131,329	(5,970)	(4.5)%
Adjusted EBITDA Margin	16.8%	20.2%

Patient equipment depreciation	$93,645	$76,797	$16,848	21.9%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.

Net Revenue
Net revenue from the Sleep Health segment increased by $93.9 million, or 14.4%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025. The increase was also attributable to increased net sales revenue primarily from higher patient census from sales of PAP resupply products, as well as increased net revenue from fixed monthly equipment reimbursements from higher sleep rental products.
Adjusted EBITDA
Adjusted EBITDA from the Sleep Health segment decreased by $6.0 million or 4.5%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to increased costs and expenses, partially offset by higher net revenue (as discussed above). The increase in the cost of products and supplies was primarily due to an increase in sales revenue, higher fixed monthly equipment reimbursements, and general inflationary cost increases. The increase in labor cost was primarily due to increased headcount, including variable labor to support a capitated revenue contract entered into in the third quarter of 2025, as well as increases from merit and benefits costs, and inflationary increases. The increase in other operating expenses was primarily due to higher distribution-related expenses, facilities costs and marketing and advertising costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the six months ended June 30, 2026 and 2025:

			Increase/(Decrease)
	Six Months Ended June 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$372,542	$335,931	$36,611	10.9%
Less:
Cost of products and supplies (1)	72,128	65,773	6,355	9.7%
Labor cost (1)	114,717	111,079	3,638	3.3%
Other operating expenses (1)	41,936	30,330	11,606	38.3%
Other segment items (2)	44,508	41,265	3,243	7.9%
Adjusted EBITDA	99,253	87,484	11,769	13.5%
Adjusted EBITDA Margin	26.6%	26.0%

Patient equipment depreciation	$71,164	$60,916	$10,248	16.8%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.

Net Revenue
Net revenue from the Respiratory Health segment increased by $36.6 million, or 10.9%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements from higher patient census for oxygen equipment products.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment increased by $11.8 million or 13.5%, for the six months ended June 30, 2026 compared to the prior year period, due to higher net revenue (as discussed above), partially offset by increased costs and expenses. The increase in cost of products and supplies was primarily due to higher patient census for oxygen equipment products and general inflationary cost increases. The increase in labor cost was primarily due to increased headcount, including variable labor to support a capitated revenue contract entered into in the third quarter of 2025, as well as increases from merit and benefits costs, and inflationary increases. The increase in other operating expenses was primarily due to higher distribution-related expenses, facilities costs and marketing and advertising costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Wellness at Home Segment
The following table summarizes the Wellness at Home segment’s performance for the six months ended June 30, 2026 and 2025:

			Increase/(Decrease)
	Six Months Ended June 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$302,682	$314,676	$(11,994)	(3.8)%
Less:
Cost of products and supplies (1)	141,639	154,029	(12,390)	(8.0)%
Labor cost (1)	79,633	67,285	12,348	18.4%
Other operating expenses (1)	32,641	24,509	8,132	33.2%
Other segment items (2)	36,823	38,577	(1,754)	(4.5)%
Adjusted EBITDA	11,946	30,276	(18,330)	(60.5)%
Adjusted EBITDA Margin	3.9%	9.6%

Patient equipment depreciation	$35,757	$23,825	$11,932	50.1%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.

Net Revenue
Net revenue from the Wellness at Home segment decreased by $12.0 million, or 3.8%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to decreased net sales revenues from the disposition of certain incontinence and infusion businesses during 2025, which combined reduced net revenue by $61.9 million, partially offset by an increase in net revenues from a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements.
Adjusted EBITDA
Adjusted EBITDA from the Wellness at Home segment decreased by $18.3 million or 60.5%, for the six months ended June 30, 2026 compared to the prior year period, due to lower net revenue (as discussed above), and to a lesser extent, higher costs and expenses. The decrease in the cost of products and supplies was primarily due to the disposition of certain incontinence and infusion businesses during 2025, partially offset by an increase in costs from a capitated revenue agreement entered into in the third quarter of 2025. The increase in labor cost was primarily due to increased headcount to support a capitated revenue agreement entered into in the third quarter of 2025, and to a lesser extent, increased merits and benefits costs, partially offset by a reduction in labor cost due to the disposition of certain incontinence and infusion businesses during 2025. The increase in other operating expenses was primarily due to higher distribution-related expenses, facilities costs and marketing and advertising costs. The decrease in other segment items was due to a decrease in general and administrative expenses that were allocated to the segment.
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
As of June 30, 2026, AdaptHealth had $43.3 million of cash.
On April 10, 2026, AdaptHealth refinanced its debt borrowings under its then existing credit agreement and entered into a new credit agreement (the "2026 Credit Agreement"). The 2026 Credit Agreement consists of a $325.0 million term loan (the "2026 Term Loan"), a $325.0 million delayed draw term loan (the "2026 Delayed Draw Term Loan"), and $450.0 million in commitments for revolving credit loans with a $75.0 million letter of credit sublimit and a $45.0 million swing line sublimit (the "2026 Revolver", and together with the 2026 Term Loan and the 2026 Delayed Draw Term Loan, the "2026 Credit Facility"). At closing, the Company borrowed $100.0 million under the 2026 Revolver. Borrowings under the 2026 Term Loan and the 2026 Revolver at closing were used in part to repay existing amounts outstanding under its prior credit agreement, and to pay related fees and expenses. The 2026 Credit Facility has a maturity in April 2031. However, the maturity of the 2026 Credit Facility is subject to a springing maturity date that is 91 days prior to the stated maturity dates of the Company's 4.625% Senior Notes and 5.125% Senior Notes (each as defined below), in each case if more than $150.0 million aggregate principal amount of such senior unsecured notes remains outstanding on such springing maturity date. The borrowings under the 2026 Term Loan requires quarterly principal repayments of $2.0 million beginning September 30, 2026 through June 30, 2028, increasing to $4.1 million beginning September 30, 2028 through March 31, 2031, and the unpaid principal balance is due at maturity in April 2031. Borrowings under the 2026 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2026 Credit Agreement. As of the date of this filing, there were $150.0 million in outstanding borrowings under the 2026 Revolver. At the option of the Company, amounts borrowed under the 2026 Credit Facility bear interest at variable rates based upon either the Base Rate (as defined in the 2026 Credit Agreement), payable quarterly, or Term SOFR (as defined in the 2026 Credit Agreement), payable monthly or every three months depending on the interest period selected. Interest periods for Term SOFR loans are available for one, three, or six months at the option of the Company. Base Rate loans accrue interest at a per annum rate equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus (b) an applicable margin ranging from 0.125% to 1.0% per annum based on the Company's Consolidated Total Leverage Ratio (as defined in the 2026 Credit Agreement). Term SOFR loans accrue interest at a per annum rate equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) an applicable margin ranging from 1.125% to 2.0% per annum based on the Company's Consolidated Total Leverage Ratio. The 2026 Revolver carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Revolver depending upon the Company's Consolidated Total Leverage Ratio. In addition, the 2026 Delayed Draw Term Loan carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Delayed Draw Term Loan depending upon the Company's Consolidated Total Leverage Ratio beginning 45 days after closing. At June 30, 2026, there was $325.0 million outstanding under the 2026 Term Loan. At June 30, 2026, there was $34.3 million outstanding under letters of credit. At June 30, 2026, based on the financial debt covenants under the 2026 Credit Agreement, the maximum amount the Company could borrow under the 2026 Revolver and remain in compliance with the financial debt covenants under the agreement was $265.7 million.
Under the 2026 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2026 Credit Agreement. The 2026 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the 2026 Credit Agreement as of June 30, 2026.
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
At June 30, 2026, AdaptHealth LLC had $1,425.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2026 is 101.281% and (ii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. On May 28, 2026, the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, executed and delivered a Supplemental Indenture, amending and supplementing the indenture providing for the issuance of the 5.125% Senior Notes, pursuant to which each of the guarantors party thereto unconditionally guaranteed all of the Company’s obligations under the 5.125% Senior Notes and the indenture on the terms and conditions set forth therein.
In January 2021, AdaptHealth issued $500.0 million aggregate principal amount of 4.625% senior unsecured notes (the “4.625% Senior Notes”). The 4.625% Senior Notes will mature on August 1, 2029. Interest on the 4.625% Senior Notes is payable on February 1st and August 1st of each year. The 4.625% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 4.625% Senior Notes is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 4.625% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. On May 28, 2026, the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, executed and delivered a Supplemental Indenture, amending and supplementing the indenture providing for the issuance of the 4.625% Senior Notes, pursuant to which each of the guarantors party thereto unconditionally guaranteed all of the Company’s obligations under the 4.625% Senior Notes and the indenture on the terms and conditions set forth therein.
In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the "6.125% Senior Notes"). In November 2025 and January 2026, the Company repurchased $15.0 million and $10.0 million aggregate principal amount of the 6.125% Senior Notes at an average price of 100.253% and 100.800% of such principal amounts, respectively, through open market transactions. As of June 30, 2026, the outstanding balance under the 6.125% Senior Notes was scheduled to mature on August 1, 2028. Interest on the 6.125% Senior Notes was payable on February 1st and August 1st of each year. On May 28, 2026, the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, executed and delivered a Supplemental Indenture, amending and supplementing the indenture providing for the issuance of the 6.125% Senior Notes, pursuant to which each of the guarantors unconditionally guaranteed all of the Company’s obligations under the 6.125% Senior Notes and the indenture on the terms and conditions set forth therein. On July 6, 2026, the Company issued a notice of redemption for all of its outstanding 6.125% Senior Notes in an aggregate principal amount of $325.0 million at a redemption price equal to 100.000% of the aggregate principal amount of the 6.125% Senior Notes, plus accrued and unpaid interest to the redemption date (the "Redemption Price"). The redemption date was August 1, 2026. On July 27, 2026, the Company borrowed $325.0 million under the 2026 Delayed Draw Term Loan. The Company used the proceeds from the 2026 Delayed Draw Term Loan plus cash on hand to redeem the notes and pay the Redemption Price on August 3, 2026.
A $17.4 million income tax receivable is included in prepaid and other current assets in the accompanying consolidated balance sheets as of June 30, 2026. The majority of the Company’s income tax receivable relates to federal corporate income tax refunds, which are expected to be received later in 2026.
As of June 30, 2026 and December 31, 2025, AdaptHealth had negative working capital for continuing operations of $79.3 million and $19.3 million, respectively. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows, which includes the cash flows from continuing operations and discontinued operations, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
	(Unaudited)
Net cash provided by operating activities	$239,024	$257,521
Net cash used in investing activities	(407,170)	(85,981)
Net cash provided by (used in) financing activities	105,299	(212,657)
Net decrease in cash	(62,847)	(41,117)
Cash at beginning of period	106,136	109,747
Cash at end of period	$43,289	$68,630
Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 was $239.0 million and $257.5 million, respectively, decrease of $18.5 million. The decrease was the result of an $157.3 million increase in net loss, a net increase of $187.0 million in non-cash charges, primarily from goodwill impairment, depreciation and amortization, the reduction in the carrying amount of operating and finance lease right-of-use assets, and equity-based compensation, partially offset by a decrease in deferred income taxes, and a net $48.2 million decrease resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $407.2 million and $86.0 million, respectively. The use of funds in 2026 primarily consisted of $287.5 million for equipment and other fixed asset purchases, $127.4 million for business acquisitions, partially offset by $6.3 million received related to a contingent payment from the disposition of a business that occurred in 2025, and $1.4 million of proceeds from the sale of assets. The net use of funds for the 2025 period consisted of $184.3 million for equipment and other fixed asset purchases and $18.6 million for business acquisitions, partially offset by$115.7 million of proceeds from the sale of businesses
For the six months ended June 30, 2026 and 2025, net cash provided by financing activities was $105.3 million and net cash used in financing activities was $212.7 million, respectively. The net cash provided by financing activities for the 2026 period primarily consisted of borrowings on long-term debt and lines of credit of $575.0 million and proceeds of $1.0 million in connection with the employee stock purchase plan, partially offset by repayments of $433.1 million on long-term debt, lines of credit and finance lease liabilities, payments of $26.8 million in connection with the Company's liability relating to the TRA, payments of $5.0 million for debt financing costs, payments of $3.1 million for tax withholdings associated with equity-based compensation and stock option exercises, and payments of $2.3 million for distributions to the noncontrolling interest. Net cash used in financing activities for the 2025 period primarily consisted of repayments of $183.3 million on long-term debt and finance lease liabilities, payments of $25.0 million in connection with the Company's liability relating to the TRA, a payment of $2.6 million for a distribution to the noncontrolling interest, and payments of $2.1 million for tax withholdings associated with equity-based compensation, offset by proceeds of $0.6 million in connection with the employee stock purchase plan.

Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow, which includes the cash flows from continuing operations and discontinued operations, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
	(Unaudited)
Net cash provided by operating activities	$145,302	$161,994	$239,024	$257,521
Purchases of equipment and other fixed assets	(166,244)	(88,665)	(287,456)	(184,250)
Free cash flow	$(20,942)	$73,329	$(48,432)	$73,271
Free cash flow was negative $20.9 million for the three months ended June 30, 2026 compared to $73.3 million for the three months ended June 30, 2025. The decrease in free cash flow was due to an increase in purchases of patient medical equipment during the three months ended June 30, 2026 primarily to support capitated revenue arrangements.
Free cash flow was negative $48.4 million for the six months ended June 30, 2026 compared to $73.3 million for the six months ended June 30, 2025. The decrease in free cash flow was due to an increase in purchases of patient medical equipment during the six months ended June 30, 2026 primarily to support capitated revenue arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2026 Credit Agreement. As of June 30, 2026, there was $325.0 million outstanding under the 2026 Term Loan, $150.0 million of outstanding borrowings under the 2026 Revolver, $34.3 million outstanding under letters of credit, and based on the financial debt covenants under the 2026 Credit Agreement, the maximum amount the Company could borrow under the 2026 Revolver and remain in compliance with the financial debt covenants under the agreement was $265.7 million. Amounts borrowed under the 2026 Credit Agreement bear interest at variable rates determined in relation to the Base Rate (as defined) or Term SOFR (as defined), at our option. Due to the interest rates being variable, fluctuations in interest rates may impact our earnings. Based on our level of debt as of June 30, 2026, we estimate that a 100 basis point change in interest rates would have a $4.4 million annual impact on our net income (loss) before income taxes.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time and in the normal course of business, the Company is involved in legal proceedings relating to its business. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company's management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such legal proceedings to have a material adverse effect on our business, financial condition or operating results. However, the Company’s assessment may change in the future based upon availability of new information and further developments in such legal proceedings. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. Regardless of the outcome of any particular legal proceedings and the merits of any particular claim, litigation can have a material adverse impact on the Company due to, among other reasons, any injunctive relief granted which could inhibit the Company’s ability to operate its business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. See Note 17, Commitments and Contingencies, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025 in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the Company's risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 filed with the SEC on May 5, 2026. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
The pending sale of our Diabetes Health business may not be completed on the anticipated timeline, or at all.
On July 19, 2026, we announced that we entered into an agreement to sell substantially all of the assets related to our Diabetes Health business (the “Divestiture”). We expect the closing of the Divestiture to occur in the first quarter of 2027, although there can be no assurances as to the timing of the closing or that the Divestiture will be completed at all. The completion of the Sale is subject to regulatory review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner, or at all. Any failure to complete the Divestiture could result in, among things, failure to achieve the full strategic and financial anticipated benefits of the Divestiture and an adverse impact to the market price of our common stock to the extent that the current market price reflects an assumption that the Divestiture will be completed. In addition, we have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to advisory fees related to the sale.
If the pending sale of our Diabetes Health business is completed, we may not achieve the anticipated benefits of the transaction, and the completion of the Divestiture may expose us to new risks.
Even if the Divestiture is completed, we may be unable to achieve the full strategic and financial anticipated benefits of the Divestiture, including the expected use of net proceeds to pay down debt and the deployment of capital toward higher growth and higher margin businesses in our core businesses. We may not achieve these or other anticipated benefits for a variety of reasons, including among other things, the possibility that we receive less net proceeds than we expect, that we may not benefit as expected from the increased focus on our core businesses, and costs and expenses that may be incurred in connection with the sale process. Failure to achieve some or all of the anticipated benefits of the Divestiture, or the delay of achievement of such benefits, could adversely affect our business, financial condition, or results of operations.
In addition, following the expected closing of the Divestiture, and subject to the limitations set forth in the transaction agreement, we agreed to indemnify the buyer for, among other things, breaches of representations, warranties, covenants and agreements and excluded assets and excluded liabilities, and a portion of the purchase price will be escrowed at closing to secure such indemnification obligations. We also expect to have continuing obligations pursuant to the transition services agreement to be entered into between the Company and the buyer at closing. These ongoing commitments may reduce our ability to fully realize cost savings and efficiency initiatives that we would otherwise be able to implement following the closing of the Divestiture.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
There were no purchases of our Common Stock made during the three months ended June 30, 2026 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended June 30, 2026, none of the Company's directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

The information set forth in is included for the purpose of providing disclosure under “Item 2.03 — Creation of a Direct Financial Obligation” of Form 8-K.

On July 27, 2026, the Company borrowed $325.0 million under the 2026 Delayed Draw Term Loan and the 2026 Credit Agreement to pay the redemption price of the 6.125% Senior Notes. Such notes were redeemed on August 3, 2026. The 2026 Delayed Draw Term Loan matures in April 2031. We will make quarterly or monthly interest payments depending on the interest period and principal payments in accordance with the terms of the 2026 Credit Agreement. The 2026 Credit Agreement contains customary representations, warranties, covenants and events of default. The forgoing summary description of the 2026 Delayed Draw Term Loan and the 2026 Credit Agreement is not complete and is qualified by the text of the 2026 Credit Agreement, which is attached as Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2026 and is incorporated by reference herein.

See Note 12, Debt, included in the accompanying notes to the interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025 and Liquidity and Capital Resources section of this Quarterly Report for additional discussion.

Item 6. Exhibits
See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of July 19, 2026, by and between AdaptHealth Corp. and RGH Enterprises, LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on July 20, 2026).

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

4.1*
Supplemental Indenture, dated as of May 28, 2026, by and among AdaptHealth LLC, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 29, 2020, relating to the Company’s 6.125% Senior Notes due 2028.

4.2*
Supplemental Indenture, dated as of May 28, 2026, by and among AdaptHealth LLC, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of January 4, 2021, relating to the Company’s 4.625% Senior Notes due 2029.

4.3*
Supplemental Indenture, dated as of May 28, 2026, by and among AdaptHealth LLC, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of August 19, 2021, relating to the Company’s 5.125% Senior Notes due 2030.

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

AdaptHealth Corp.

August 4, 2026	By:	/s/ Suzanne Foster
Suzanne Foster
Chief Executive Officer and Director
(Principal Executive Officer)

August 4, 2026	By:	/s/ Jason Clemens
Jason Clemens
Chief Financial Officer
(Principal Financial Officer)

August 4, 2026	By:	/s/ Christine E. Archbold
Christine E. Archbold
Chief Accounting Officer
(Principal Accounting Officer)