Form 10-Q
period 2026-09-30
AdaptHealth Corp.
filed 2026-11-03
CIK 1725255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 136,525,348 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$80,687	$106,136
Accounts receivable	395,866	370,897
Inventory	111,897	114,893
Prepaid and other current assets	73,508	100,619
Current assets held for sale - discontinued operations	177,131	36,354
Total current assets	839,089	728,899
Equipment and other fixed assets, net	646,895	503,193
Operating lease right-of-use assets	121,244	111,968
Finance lease right-of-use assets	39,366	52,300
Goodwill	2,158,313	2,457,627
Identifiable intangible assets, net	29,902	35,774
Deferred income taxes, net	302,997	267,786
Other assets	62,903	19,119
Noncurrent assets held for sale - discontinued operations	—	139,911
Total Assets	$4,200,709	$4,316,577
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$600,674	$553,700
Current portion of long-term debt	16,250	20,313
Current portion of operating lease obligations	36,543	30,728
Current portion of finance lease obligations	18,281	17,702
Contract liabilities	67,182	59,339
Other liabilities	5,305	30,106
Liabilities held for sale - discontinued operations	580	504
Total current liabilities	744,815	712,392
Long-term debt, less current portion	1,867,607	1,715,983
Operating lease obligations, less current portion	90,173	85,470
Finance lease obligations, less current portion	21,076	32,604
Other long-term liabilities	243,805	243,804
Total Liabilities	2,967,476	2,790,253
Commitments and contingencies (note 17)
Stockholders' Equity:
Common Stock, par value of $0.0001 per share, 300,000,000 shares authorized; 136,460,604 and 135,450,364 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	14	13
Preferred Stock, par value of $0.0001 per share, 5,000,000 shares authorized; 124,060 shares issued and outstanding as of September 30, 2026 and December 31, 2025	1	1
Treasury stock, at cost (2,935,035 shares at September 30, 2026 and December 31, 2025)	(25,548)	(25,548)
Additional paid-in capital	2,188,155	2,176,990
Accumulated deficit	(936,928)	(632,972)
Accumulated other comprehensive income	—	78
Total stockholders' equity attributable to AdaptHealth Corp.	1,225,694	1,518,562
Noncontrolling interest in subsidiary	7,539	7,762
Total Stockholders' Equity	1,233,233	1,526,324
Total Liabilities and Stockholders' Equity	$4,200,709	$4,316,577
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenue	$745,648	$672,367	$2,165,828	$1,974,014
Costs and expenses:
Cost of net revenue	630,841	533,849	1,851,183	1,594,130
General and administrative expenses	88,661	88,143	278,638	268,301
Depreciation and amortization, excluding patient equipment depreciation	9,316	7,002	24,433	21,330
Goodwill impairment (note 8)	184,751	—	328,987	—
Total costs and expenses	913,569	628,994	2,483,241	1,883,761
Gain on sale of businesses (note 4)	—	—	(6,269)	(32,225)
Gain on deconsolidation of subsidiary (note 1)	(12,002)	—	(12,002)	—
Operating (loss) income	(155,919)	43,373	(299,142)	122,478
Interest expense, net	28,600	25,380	80,403	81,312
Loss on extinguishment of debt	—	—	1,322	—
(Loss) income from continuing operations before income taxes	(184,519)	17,993	(380,867)	41,166
Income tax (benefit) expense	(17,494)	6,519	(45,886)	36,813
Net (loss) income from continuing operations	(167,025)	11,474	(334,981)	4,353
Net income from discontinued operations, net of tax	14,259	14,276	34,623	31,146
Net (loss) income	(152,766)	25,750	(300,358)	35,499
Income attributable to noncontrolling interest	1,221	1,241	3,598	3,523
Net (loss) income attributable to AdaptHealth Corp.	$(153,987)	$24,509	$(303,956)	$31,976

Weighted average common shares outstanding - basic	136,396	135,345	136,101	135,048
Weighted average common shares outstanding - diluted	136,396	137,211	136,101	137,102

Basic net (loss) income per share (note 14):
Continuing operations	$(1.23)	$0.07	$(2.49)	$0.01
Discontinued operations	0.10	0.10	0.25	0.21
Basic net (loss) income per share	$(1.13)	$0.17	$(2.24)	$0.22

Diluted net (loss) income per share (note 14):
Continuing operations	$(1.23)	$0.07	$(2.49)	$0.01
Discontinued operations	0.10	0.10	0.25	0.21
Diluted net (loss) income per share	$(1.13)	$0.17	$(2.24)	$0.22
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income from continuing operations	$(167,025)	$11,474	$(334,981)	$4,353
Other comprehensive income:
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	(604)	(78)	(1,684)
Comprehensive (loss) income	(167,025)	10,870	(335,059)	2,669

Income attributable to noncontrolling interest	1,221	1,241	3,598	3,523
Comprehensive (loss) income attributable to AdaptHealth Corp.	$(168,246)	$9,629	$(338,657)	$(854)
See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025	135,450	$13	124	$1	2,935	$(25,548)	$2,176,990	$(632,972)	$78	$7,762	$1,526,324
Equity-based compensation	485	1	—	—	—	—	6,532	—	—	—	6,533
Exercise of stock options	31	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from vesting of restricted stock units and stock option exercises	—	—	—	—	—	—	(2,367)	—	—	—	(2,367)
Common Stock issued in connection with employee stock purchase plan	47	—	—	—	—	—	464	—	—	—	464
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,522)	(1,522)
Net (loss) income	—	—	—	—	—	—	—	(16,040)	—	1,167	(14,873)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(78)	—	(78)
Balance, March 31, 2026	136,013	$14	124	$1	2,935	$(25,548)	$2,181,619	$(649,012)	$—	$7,407	$1,514,481
Equity-based compensation	216	—	—	—	—	—	5,557	—	—	—	5,557
Exercise of stock options	35	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from vesting of restricted stock units and stock option exercises	—	—	—	—	—	—	(723)	—	—	—	(723)
Common Stock issued in connection with employee stock purchase plan	41	—	—	—	—	—	487	—	—	—	487
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(827)	(827)
Net (loss) income	—	—	—	—	—	—	—	(133,929)	—	1,210	(132,719)
Balance, June 30, 2026	136,305	$14	124	$1	2,935	$(25,548)	$2,186,940	$(782,941)	$—	$7,790	$1,386,256
Equity-based compensation	89	—	—	—	—	—	1,165	—	—	—	1,165
Exercise of stock options	30	—	—	—	—	—	—	—	—	—	—
Payments for tax withholdings from vesting of restricted stock units and stock option exercises	—	—	—	—	—	—	(337)	—	—	—	(337)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,472)	(1,472)
Common Stock issued in connection with employee stock purchase plan	37	—	—	—	—	—	387	—	—	—	387
Net (loss) income	—	—	—	—	—	—	—	(153,987)	—	1,221	(152,766)
Balance, September 30, 2026	136,461	$14	124	$1	2,935	$(25,548)	$2,188,155	$(936,928)	$—	$7,539	$1,233,233

	Common Stock		Preferred Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest in subsidiary	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	134,602	$13	124	$1	2,935	$(25,548)	$2,156,604	$(562,178)	$2,253	$6,973	$1,578,118
Equity-based compensation	280	—	—	—	—	—	5,296	—	—	—	5,296
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(1,324)	—	—	—	(1,324)
Common Stock issued in connection with employee stock purchase plan	59	—	—	—	—	—	564	—	—	—	564
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,046)	(2,046)
Net (loss) income	—	—	—	—	—	—	—	(7,207)	—	1,128	(6,079)
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(675)	—	(675)
Balance, March 31, 2025	134,941	$13	124	$1	2,935	$(25,548)	$2,161,140	$(569,385)	$1,578	$6,055	$1,573,854
Equity-based compensation	275	—	—	—	—	—	6,131	—	—	—	6,131
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(755)	—	—	—	(755)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(527)	(527)
Net income	—	—	—	—	—	—	—	14,674	—	1,154	15,828
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(405)	—	(405)
Balance, June 30, 2025	135,216	$13	124	$1	2,935	$(25,548)	$2,166,516	$(554,711)	$1,173	$6,682	$1,594,126
Equity-based compensation	140	—	—	—	—	—	5,311	—	—	—	5,311
Payments for tax withholdings from vesting of restricted stock units	—	—	—	—	—	—	(527)	—	—	—	(527)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,854)	(2,854)
Capital contribution by non-controlling interest	—	—	—	—	—	—	—	—	—	3,000	3,000
Common Stock issued in connection with employee stock purchase plan	69	—	—	—	—	—	649	—	—	—	649
Net income	—	—	—	—	—	—	—	24,509	—	1,241	25,750
Change in fair value of interest rate swaps, inclusive of reclassification adjustment, net of tax	—	—	—	—	—	—	—	—	(604)	—	(604)
Balance, September 30, 2025	135,425	$13	124	$1	2,935	$(25,548)	$2,171,949	$(530,202)	$569	$8,069	$1,624,851

See accompanying notes to unaudited interim consolidated financial statements.

ADAPTHEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(300,358)	$35,499
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including patient equipment depreciation	343,665	284,421
Goodwill impairment	328,987	—
Equity-based compensation	13,254	16,738
Reduction in the carrying amount of operating lease right-of-use assets	32,050	22,946
Reduction in the carrying amount of finance lease right-of-use assets	14,909	10,942
Deferred income tax (benefit) expense	(33,424)	47,167
Loss on extinguishment of debt	1,322	—
Amortization of deferred financing costs	5,369	4,437
Gain on deconsolidation of subsidiary	(12,002)	—
Gain on sale of businesses	(6,269)	(32,225)
Other	1,472	3,000
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(24,969)	22,142
Inventory	(4,948)	(9,749)
Prepaid and other assets	26,743	(75,059)
Operating lease obligations	(30,809)	(23,474)
Operating liabilities	40,621	111,802
Net cash provided by operating activities	395,613	418,587
Cash flows from investing activities:
Purchases of equipment and other fixed assets	(392,981)	(278,492)
Payments for business acquisitions, net of cash acquired	(127,422)	(18,561)
Proceeds from the sale of businesses, net of cash disposed	6,269	117,175
Proceeds from the sale of assets	1,439	—
Investment in joint venture	(2,000)	—
Receipt of contingent consideration from the sale of assets	—	1,156
Net cash used in investing activities	(514,695)	(178,722)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt and lines of credit	900,000	—
Repayments on long-term debt and lines of credit	(755,031)	(225,000)
Repayments of finance lease obligations	(12,925)	(12,179)
Proceeds received in connection with employee stock purchase plan	1,338	1,210
Payments relating to the Tax Receivable Agreement	(26,846)	(25,045)
Payments of debt financing costs	(5,444)	—
Distributions to noncontrolling interests	(3,821)	(5,426)
Payments for tax withholdings from vesting of restricted stock units and stock option exercises	(3,427)	(2,604)
Payments of deferred purchase price from acquisitions	(211)	(211)
Net cash provided by (used in) financing activities	93,633	(269,255)
Net decrease in cash	(25,449)	(29,390)
Cash at beginning of period	106,136	109,747
Cash at end of period	$80,687	$80,357

Supplemental disclosures:
Cash paid for interest	$96,639	$95,999
Cash (refunded) paid for income taxes	(12,788)	23,993
Noncash investing and financing activities:
Unpaid equipment and other fixed asset purchases at end of period	$85,646	$61,428
Assets subject to operating lease obligations	39,100	21,286
Operating lease obligations	(39,100)	(21,286)
Write-off of assets subject to operating lease obligations	(1,471)	(3,318)
Write-off of operating lease obligations	1,471	3,318
Assets subject to finance lease obligations	3,408	12,648
Finance lease obligations	(3,408)	(12,648)
Write-off of assets subject to finance lease obligations	(1,433)	(1,421)
Write-off of finance lease obligations	1,433	1,421
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
Except for the additions of discontinued operations within Note 1, General Information - Held for Sale and Discontinued Operations, and equity method investments within Note 1, General Information - Equity Method Investments, there have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
(e)    Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and the valuation of accounts receivable (implicit price concession), income taxes and the tax receivable agreement, equity-based compensation, long-lived assets, including goodwill and identifiable intangible assets, business combinations, equity method investments and contingencies. Actual results could differ from those estimates.
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
The Company did not recognize any impairment charges on long-lived assets for the three and nine months ended September 30, 2026 and 2025.
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
See Note 15, Leases, for additional information.
(l)    Equity Method Investments
The Company uses the equity method of accounting under FASB ASC Topic 323, Investments—Equity Method and Joint Ventures, to account for an investment in an entity that it does not control, but in which it has the ability to exercise significant influence over the entity's operating and financial policies. Under the equity method of accounting, the Company recognizes the investment initially at cost, which is subsequently adjusted for its proportionate share of the investee’s net income or loss, additional contributions made, dividends or distributions received, and impairment losses. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of its equity method investments is included other income (loss), net in the consolidated statements of operations. The Company’s equity method investments are required to be reviewed for impairment whenever events or changes in circumstance indicate that a decline in value has occurred that is other than temporary.
On July 29, 2026, the Company contributed its equity ownership in its former wholly-owned eCommerce subsidiary, which operates a direct-to-consumer sleep-health business, along with $2.0 million, to a newly formed joint venture (the "JV") in exchange for a minority equity interest in the JV (the "JV Transaction"). As a result, the Company deconsolidated its eCommerce subsidiary, effective July 29, 2026, in accordance with ASC Topic 810, Consolidation ("ASC 810"). The

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
accompanying interim consolidated financial statements include the Company's former eCommerce subsidiary's results of operations through the date of the JV Transaction. Following the JV Transaction, the Company's noncontrolling interest in the JV is accounted for under the equity method of accounting in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. As a result of the JV Transaction, the assets, liabilities, revenues, expenses, and cash flows of the Company's former eCommerce subsidiary are no longer included in the Company's consolidated financial statements after July 29, 2026. Upon deconsolidation, the Company recognized its retained minority equity interest in the JV at fair value in accordance with ASC 810-10-40. The resulting fair value became the initial carrying amount of the Company’s equity method investment. The fair value of the retained investment was determined using a combination of an income approach and market approach, including consideration of a discounted cash flow analysis, market multiples of comparable publicly traded companies, recent sales of comparable business entities, and other relevant market data. Significant unobservable inputs utilized in the valuation included assumptions on the projected future cash flows, a discount rate, long-term growth rates, a discount for lack of control, and others. Due to the valuation incorporating significant unobservable inputs and management estimates, the fair value measurement was classified as a Level 3 fair value measurement as described in Note 9, Fair Value of Assets and Liabilities. The fair value of the equity consideration received in the JV in connection with the JV Transaction was $40.5 million and the net assets of the Company's eCommerce subsidiary that were derecognized was $28.5 million. Accordingly, the Company recognized a pre-tax gain on deconsolidation of $12.0 million, which is presented as gain on deconsolidation of subsidiary in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2026.
The Company evaluated the JV Transaction under ASC 205-20, Presentation of Financial Statements - Discontinued Operations, and concluded the transaction does not represent a strategic shift that has, or will have, a major effect on the Company's operations or financial results. Accordingly, the historical operating results of the Company's former eCommerce subsidiary are included within continuing operations through July 29, 2026 and have not been presented as discontinued operations.
The Company's share of the net income from its equity method investment in the JV was immaterial for the three months ended September 30, 2026. As of September 30, 2026, the carrying value of the Company’s equity method investment in the JV was $42.5 million, which is included in other assets in the accompanying consolidated balance sheets. As of September 30, 2026, the Company had a $2.8 million receivable from the JV for the reimbursement of inventory purchased on its behalf prior to the completion of the JV transaction, which is included in prepaid and other current assets in the accompanying consolidated balance sheets.
(m)    Held for Sale and Discontinued Operations
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(n)    Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard during the first quarter of 2026, which did not have a material impact on its consolidated financial statements or disclosures.
(o)    Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU improves the navigability of the required interim disclosures, clarifies when the guidance in Topic 270 is applicable, and provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments also require entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The FASB does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements, but rather intends to provide clarity on the current interim reporting requirements. This ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This amendment modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development related to accounting for internal-use software costs. The amendment is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
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

The Company receives a per member per month (“PMPM”) fee under certain at-risk capitation arrangements, which refers to a model in which the Company receives a PMPM fee from the third-party payor, and is responsible for managing a range of healthcare services and associated costs of its members. In at-risk capitation arrangements, the Company is responsible for the cost of contracted healthcare services required by those members in accordance with the terms of each agreement. Capitated revenue contracts with payors are generally multi-year arrangements and have a single monthly stand ready performance obligation to provide specific aspects of necessary medical care to members for the contracted period in accordance with the scope of the agreements. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare services during the contract term.
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
The composition of net revenue by payor type for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Insurance	$478,861	$407,498	$1,328,136	$1,165,224
Government	177,318	172,476	513,338	492,759
Patient pay	89,469	92,393	324,354	316,031
Net revenue	$745,648	$672,367	$2,165,828	$1,974,014

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The composition of net revenue by segment for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales revenue:
Sleep Health	$267,617	$265,994	$787,134	$761,758
Respiratory Health	7,966	8,997	25,409	25,084
Wellness at Home	78,682	86,600	235,962	304,157
Total net sales revenue	$354,265	$361,591	$1,048,505	$1,090,999

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$85,103	$81,792	$250,752	$222,625
Respiratory Health	152,228	154,228	450,671	445,229
Wellness at Home	43,754	43,213	127,338	119,723
Total net revenue from fixed monthly equipment reimbursements	$281,085	$279,233	$828,761	$787,577

Net revenue from capitated revenue arrangements:
Sleep Health	$41,140	$7,049	$100,930	$21,492
Respiratory Health	30,614	13,771	87,270	42,614
Wellness at Home	38,544	10,723	100,362	31,332
Total net revenue from capitated revenue arrangements	$110,298	$31,543	$288,562	$95,438

Total net revenue:
Sleep Health	$393,860	$354,835	$1,138,816	$1,005,875
Respiratory Health	190,808	176,996	563,350	512,927
Wellness at Home	160,980	140,536	463,662	455,212
Total net revenue	$745,648	$672,367	$2,165,828	$1,974,014
Accounts Receivable
Due to the continuing changes in the healthcare industry and third-party reimbursement environment, certain estimates are required in order to record accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. The complexity of third-party billing arrangements and laws and regulations governing Medicare and Medicaid may result in adjustments to amounts originally recorded.
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
Included in accounts receivable are earned but unbilled accounts receivable. Billing delays, ranging from several days to several weeks, can occur due to the Company’s policy of compiling required payor specific documentation prior to billing for its services rendered. As of September 30, 2026 and December 31, 2025, the Company’s unbilled accounts receivable was $27.7 million and $44.7 million, respectively.
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
During the nine months ended September 30, 2026, the Company acquired certain assets from two previous providers in four separate transactions solely to facilitate the transition and servicing of the patients related to newly awarded at-risk capitated contracts which were earned organically. The goodwill generated from these transactions is attributable to the operating efficiencies and expanded infrastructure needed to transition and serve the patients related to the newly awarded at-risk capitated contracts. These transactions were accounted for as business combinations under ASC 805. The goodwill recognized during the nine months ended September 30, 2026 is expected to be deductible for tax purposes. The total consideration paid for these transactions consisted of cash payments of $127.3 million.
The Company allocated the consideration paid to the net assets acquired based on their estimated acquisition date fair values. Based upon management’s evaluation, the consideration paid for these transactions during the nine months ended September 30, 2026 was allocated as follows during the period (in thousands):

Inventory	$518
Prepaid and other current assets	201
Equipment and other fixed assets	67,863
Other long term assets	141
Deferred tax assets	1,760
Operating lease right-of-use assets	3,698
Goodwill	56,925
Accounts payable and accrued expenses	(103)
Operating lease liabilities	(3,698)
Net assets acquired	$127,305
During the nine months ended September 30, 2025, the Company acquired certain assets of two HME providers, each of which was accounted for as a business combination under ASC 805. The goodwill generated from these acquisitions is attributable to expected growth and cost synergies, as well as the expected contribution of each acquisition to the Company’s overall strategy. The goodwill recognized during the nine months ended September 30, 2025 is deductible for tax purposes. The total consideration paid for these two acquisitions consisted of cash payments of $18.6 million at closing.

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
On June 9, 2025, the Company closed the disposition of an infusion business that was included in its Wellness at Home segment. In connection with this transaction, the Company received gross proceeds of $53.5 million and was entitled to potential contingent payments of up to $12.5 million based upon the achievement of certain conditions in accordance with the terms of the sale agreement. In June 2026, the Company received $6.3 million related to the contingent payments, which is included in gain on sale of businesses recognized in the consolidated statements of operations for the nine months ended September 30, 2026. The Company does not expect to receive the remaining contingent payments.
The dispositions described above did not represent a strategic shift for the Company. As such, they did not meet the requirements to be classified and presented as discontinued operations.
The following table presents the pre-tax gain recognized during the nine months ended September 30, 2025 associated with the dispositions described above (in thousands):

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
(5)    Held for Sale and Discontinued Operations
On July 19, 2026, the Company entered into a definitive agreement to sell the Diabetes Health business for $235.0 million in cash, subject to customary purchase price adjustments. The transaction is expected to close in the first quarter of 2027, subject to certain regulatory approvals and other customary closing conditions, including the expiration of termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which expired prior to September 30, 2026. The Diabetes Health business provides medical devices, including continuous glucose monitors and insulin pumps, and related services to patients for the treatment of diabetes. As a result of this transaction, the Diabetes Health business met the criteria to be reported as discontinued operations. Therefore, the Company has reported the results of the Diabetes Health business, including the results of operations, and related assets and liabilities, as discontinued operations for all periods presented herein.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table summarizes the major classes of assets and liabilities classified as held for sale (in thousands):

	September 30, 2026	December 31, 2025
Assets
Inventory	$40,376	$36,354
Equipment and other fixed assets, net	9,289	6,763
Goodwill	83,801	83,801
Identifiable intangible assets, net	43,665	49,347
Total assets held for sale - discontinued operations	$177,131	$176,265
Liabilities
Contract liabilities	$580	$504
Total liabilities held for sale - discontinued operations	$580	$504
The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$160,110	$147,947	$454,475	$424,554
Costs and expenses:
Cost of net revenue	138,719	124,524	395,394	367,401
General and administrative expenses	2,215	1,968	6,617	6,100
Depreciation and amortization, excluding patient equipment depreciation	68	3,099	5,896	9,380
Income from discontinued operations before income taxes	$19,108	$18,356	$46,568	$41,673
Income tax expense	4,849	4,080	11,945	10,527
Net income from discontinued operations, net of tax	$14,259	$14,276	$34,623	$31,146
The following table provides significant non-cash operating and investing cash flow information for the Company's discontinued operations:

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Depreciation and amortization, including patient equipment depreciation	$11,182	$16,327
Reduction in the carrying amount of operating lease right-of-use assets	360	617
Equity-based compensation	504	346
Investing activities:
Purchases of equipment and other fixed assets	$7,723	$7,029

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(6)    Equipment and Other Fixed Assets
Equipment and other fixed assets as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
Patient medical equipment	$1,138,707	$907,749
Computers and software	70,172	70,497
Delivery vehicles	34,234	14,498
Other	33,590	24,517
Gross carrying value	$1,276,703	$1,017,261
Less accumulated depreciation	(629,808)	(514,068)
Equipment and other fixed assets, net	$646,895	$503,193
For the three months ended September 30, 2026 and 2025, the Company recognized depreciation expense of $114.9 million and $90.1 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized depreciation expense of $326.6 million and $261.8 million, respectively.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
In connection with the Company's plan to divest the Diabetes Health business, as further discussed in Note 5, Held for Sale and Discontinued Operations, the Diabetes Health business met the criteria to be reported as discontinued operations and the Company no longer reports Diabetes Health as a reportable segment. Accordingly, the Company's historical segment results were recast to exclude the results of the discontinued operations, as well as to reallocate certain shared costs, primarily related to the general and administrative functions, among the three remaining reportable segments.
The following tables present segment net revenue, significant segment expenses, and other segment items that are included in the Company’s reported measure of segment profit or loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Sleep Health	Respiratory Health	Wellness at Home	Total
Net revenue	$393,860	190,808	160,980	$745,648
Less:
Cost of product and supplies (a)	131,241	37,930	71,835	241,006
Labor cost (a) (b)	108,215	55,641	39,690	203,546
Other operating expenses (a) (c)	42,132	19,923	16,395	78,450
Other segment items (d)	41,531	21,084	18,127	80,742
Adjusted EBITDA	$70,741	$56,230	$14,933	$141,904

	Three Months Ended September 30, 2025
	Sleep Health	Respiratory Health	Wellness at Home	Total
Net revenue	$354,835	$176,996	$140,536	$672,367
Less:
Cost of product and supplies (a)	115,675	32,718	63,447	211,840
Labor cost (a) (b)	86,998	56,761	31,882	175,641
Other operating expenses (a) (c)	34,649	15,670	10,333	60,652
Other segment items (d)	40,452	20,600	17,092	78,144
Adjusted EBITDA	$77,061	$51,247	$17,782	$146,090

	Nine Months Ended September 30, 2026
	Sleep Health	Respiratory Health	Wellness at Home	Total
Net revenue	$1,138,816	563,350	463,662	$2,165,828
Less:
Cost of product and supplies (a)	369,022	110,058	213,474	692,554
Labor cost (a) (b)	316,289	170,358	119,323	605,970
Other operating expenses (a) (c)	130,268	61,859	49,036	241,163
Other segment items (d)	127,137	65,592	54,950	247,679
Adjusted EBITDA	$196,100	$155,483	$26,879	$378,462

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended September 30, 2025
	Sleep Health	Respiratory Health	Wellness at Home	Total
Net revenue	$1,005,875	$512,927	$455,212	$1,974,014
Less:
Cost of product and supplies (a)	329,763	98,491	217,476	645,730
Labor cost (a) (b)	250,082	167,840	99,167	517,089
Other operating expenses (a) (c)	100,463	46,000	34,842	181,305
Other segment items (d)	117,177	61,865	55,669	234,711
Adjusted EBITDA	$208,390	$138,731	$48,058	$395,179

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
The following table presents a reconciliation of total Adjusted EBITDA to income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Adjusted EBITDA	$141,904	$146,090	$378,462	$395,179
Interest expense, net	(28,600)	(25,380)	(80,403)	(81,312)
Depreciation and amortization, including patient equipment depreciation	(116,800)	(92,228)	(332,483)	(268,094)
Equity-based compensation expense (a)	(986)	(5,191)	(12,750)	(16,393)
Goodwill impairment (b)	(184,751)	—	(328,987)	—
Gain on deconsolidation of subsidiary (c)	12,002	—	12,002	—
Gain on sale of businesses (d)	—	—	6,269	32,225
Restructuring expense (e)	—	—	(6,070)	—
Loss on debt extinguishment (f)	—	—	(1,322)	—
Litigation settlement expense (g)	—	—	(500)	—
Other non-recurring expenses, net (h)	(7,288)	(5,298)	(15,085)	(20,439)
(Loss) income from continuing operations before income taxes	$(184,519)	$17,993	$(380,867)	$41,166

(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(b)Represents non-cash goodwill impairment charges as a result of the fair values of the Company's Respiratory Health and Wellness at Home reporting units being less than their respective carrying values. See Note 8, Goodwill and Identifiable Intangible Assets, for additional information.
(c)Represents a pre-tax gain associated with the deconsolidation of the Company's former wholly-owned eCommerce subsidiary. See Note 1, General Information - Equity Method Investments, for additional information.
(d)Represents the pre-tax gains associated with the dispositions of two businesses within the Company's Wellness at Home segment.
(e)Represents expenses related to a cost savings plan that was implemented in June 2026. See Note 19, Restructuring Charges, for additional information.
(f)Represents third-party fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 12, Debt, for additional discussion of the refinancing.
(g)Represents an expense to settle a shareholder derivative complaint.
(h)The expense for the nine months ended September 30, 2026 consists of $9.3 million of consulting expenses associated with asset dispositions, $2.1 million of transaction costs associated with acquisitions, $1.6 million of severance related to the Company's former Chief Financial Officer, and $2.1 million of other net non-recurring expenses. The expense for the nine months ended September 30, 2025 consists of $9.8 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $2.3 million of consulting expenses associated with systems implementation activities, $1.7 million of consulting expenses associated with a reorganization project, $1.4 million of transaction costs associated with acquisitions, $1.2 million write-off of assets, and $4.0 million of other non-recurring expenses.
Patient Equipment Depreciation
The following table presents the amounts of patient equipment depreciation by reportable segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Patient equipment depreciation:
Sleep Health	$50,374	$38,250	$144,019	$115,047
Respiratory Health	37,235	35,883	108,399	96,799
Wellness at Home	19,875	11,093	55,632	34,918
Total patient equipment depreciation (1)	$107,484	$85,226	$308,050	$246,764

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
The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2026 was as follows (in thousands):

	Sleep Health	Respiratory Health	Wellness at Home	Total Goodwill
Balance at December 31, 2025	$1,595,083	$682,011	$180,533	$2,457,627
Goodwill from acquisitions (note 3)	11,459	22,874	22,592	56,925
Write-off from deconsolidation of subsidiary (note 1)	(27,367)	—	—	(27,367)
Goodwill impairment	—	(228,484)	(100,503)	(328,987)
Other	29	9	77	115
Balance at September 30, 2026	$1,579,204	$476,410	$102,699	$2,158,313
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
In connection with the Company's plan to divest the Diabetes Health business, as further discussed in Note 5, Held for Sale and Discontinued Operations, and corresponding revisions to the Company's financial projections, management performed a quantitative goodwill impairment test for each of the Company's reporting units as of June 30, 2026. As part of these revisions, the Company reallocated certain shared corporate support costs that were previously attributed to the Diabetes Health business among the remaining reporting units. The fair value of the Company’s reporting units were computed using (1) a discounted cash flow method which includes assumptions on the projected future cash flows, earnings, discount rates, working capital adjustments, long-term growth rates, and others, and (2) a market approach method to estimate value through the analysis of recent sales of comparable assets or business entities. The inputs used to determine the fair value of the Company’s reporting units fall within Level 3 of the fair value hierarchy as described in Note 9, Fair Value of Assets and Liabilities; as such, the fair value measurement was classified as a Level 3 fair value measurement. The impairment test indicated that the estimated fair values of the Company's Respiratory Health and Wellness at Home reporting units were less than their respective carrying values, and as such, the Company recognized non-cash goodwill impairment charges of $79.1 million and $65.1 million, respectively, during the three months ended June 30, 2026.
During the third quarter of 2026, the Company experienced a decline in its market capitalization as a result of a sustained decrease in its stock price, which represented a triggering event. As a result, management performed a quantitative goodwill impairment test consistent with the approach used in the second quarter for each of the Company's reporting units. The impairment test indicated that the estimated fair values of the Company's Respiratory Health and Wellness at Home reporting units were less than their respective carrying values, and as such, the Company recognized non-cash goodwill impairment charges of $149.4 million and $35.4 million, respectively, during the three months ended September 30, 2026.
While the Company's quantitative goodwill impairment test performed during the third quarter of 2026 did not result in an impairment charge of the Company's Sleep Health reporting unit, based on the result of such test, the excess of the estimated fair value of the Sleep Health reporting unit over its carrying value was less than 20%. If, in future periods, the Company were to identify events that indicate a potential impairment of goodwill, the Company may be required to perform a goodwill impairment test at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over the period which reflects the pattern in which the economic benefits of the assets are expected to be consumed.
Identifiable intangible assets consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $46,698	$29,902	4.5
Identifiable intangible assets, net	$29,902

	December 31, 2025
		Weighted-Average Remaining Life (Years)
Tradenames, net of accumulated amortization of $41,626	$35,774	5.1
Identifiable intangible assets, net	$35,774
Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization, excluding patient equipment depreciation, in the accompanying statements of operations was $1.9 million and $5.9 million for the three and nine months ended September 30, 2026, respectively, and was $2.1 million and $6.3 million for the three and nine months ended September 30, 2025, respectively.
Future amortization expense related to identifiable intangible assets is estimated to be as follows (in thousands):

Twelve months ending September 30,
2027	$7,028
2028	6,860
2029	6,860
2030	6,860
2031	2,294
Thereafter	—
Total	$29,902
The Company did not recognize any impairment charges related to identifiable intangible assets during the nine months ended September 30, 2026 and 2025.

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
There were no financial assets that are measured at fair value on a recurring basis as of September 30, 2026. The following table presents the valuation of the Company’s financial assets as of December 31, 2025 measured at fair value on a recurring basis. The fair value estimates presented herein are based on information available to management as of December 31, 2025. These estimates are not necessarily indicative of the amounts the Company could have ultimately realized.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During the nine months ended September 30, 2026 and 2025, other than the non-cash goodwill impairment charges as discussed in Note 8, Goodwill and Identifiable Intangible Assets, there were no fair value measurements on a non-recurring basis for the Company’s non-financial assets.
(10)    Derivative Instruments and Hedging Activities
The Company records all derivatives on its consolidated balance sheet at fair value. As of December 31, 2025, the Company had outstanding interest rate derivatives with third parties in which the Company pays a fixed interest rate and receives a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). The notional amount associated with the Company's interest rate swap agreements that were outstanding as of December 31, 2025 was $250 million. The Company has designated its swaps as effective cash flow hedges of interest rate risk. Accordingly, changes in the fair value of the interest rate swaps were recognized as a component of accumulated other comprehensive income within stockholders’ equity and subsequently reclassified into interest expense in the same period during which the hedged transaction affected earnings. In January 2026, the Company's interest rate swaps matured and were not renewed. In October 2026, the Company entered into interest rate derivatives with third parties in which the Company will pay a fixed interest rate and receive a rate equal to the one-month Secured Overnight Financing Rate ("Term SOFR"). The notional amount associated with these interest rate swap agreements was $100 million and have a maturity date in October 2028.
The table below presents the fair value of the Company’s derivatives related to its interest rate swap agreements, which are designated as hedging instruments, as well as their classification in the consolidated balance sheets at December 31, 2025 (in thousands):

December 31, 2025
Balance Sheet Location
Prepaid and other current assets	$104
Total	$104
During the three months ended September 30, 2025, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $0.6 million in other comprehensive income (loss). During the nine months ended September 30, 2026 and 2025, as a result of the effect of cash flow hedge accounting, the Company recognized a loss, net of tax, of $0.1 million and $1.7 million, respectively, in other comprehensive income (loss).
(11)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$443,773	$352,381
Employee-related accruals	72,158	64,080
Litigation reserves	15,770	49,800
Accrued interest	6,790	28,447
Other	62,183	58,992
Total	$600,674	$553,700

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(12)    Debt
The following is a summary of long term-debt as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Secured term loans	$647,969	$315,000
Revolving credit facility	147,000	—
Senior unsecured notes	1,100,000	1,435,000
Unamortized deferred financing fees	(11,112)	(13,704)
	1,883,857	1,736,296
Current portion	(16,250)	(20,313)
Long-term portion	$1,867,607	$1,715,983
On April 10, 2026, the Company refinanced its debt borrowings under its then existing credit agreement and entered into a new credit agreement (the "2026 Credit Agreement"). The 2026 Credit Agreement consists of a $325.0 million term loan (the "2026 Term Loan"), a $325.0 million delayed draw term loan (the "2026 Delayed Draw Term Loan"), and $450.0 million in commitments for revolving credit loans with a $75.0 million letter of credit sublimit and a $45.0 million swing line sublimit (the "2026 Revolver", and together with the 2026 Term Loan and the 2026 Delayed Draw Term Loan, the "2026 Credit Facility"). At closing, the Company borrowed $100.0 million under the 2026 Revolver. Borrowings under the 2026 Term Loan and the 2026 Revolver at closing were used in part to repay existing amounts outstanding under the prior credit agreement, and to pay related fees and expenses. On July 27, 2026, the Company borrowed $325.0 million under the 2026 Delayed Draw Term Loan; such proceeds, together with cash on hand, were used to repay the outstanding principal amount of the 6.125% Senior Notes, plus accrued and unpaid interest (see discussion below). The 2026 Credit Facility has a maturity in April 2031. However, the maturity of the 2026 Credit Facility is subject to a springing maturity date that is 91 days prior to the stated maturity dates of the Company's 4.625% Senior Notes and 5.125% Senior Notes (each as defined below), in each case if more than $150.0 million aggregate principal amount of such senior unsecured notes remains outstanding on such springing maturity date. The borrowings under the 2026 Term Loan requires quarterly principal repayments of $2.0 million beginning September 30, 2026 through June 30, 2028, increasing to $4.1 million beginning September 30, 2028 through March 31, 2031, and the unpaid principal balance is due at maturity in April 2031. Borrowings under the 2026 Delayed Draw Term Loan requires quarterly principal repayments of $2.0 million beginning December 31, 2026 through September 30, 2028, increasing to $4.1 million beginning December 31, 2028 through March 31, 2031, and the unpaid principal balance is due at maturity in April 2031. Borrowings under the 2026 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2026 Credit Agreement. At the option of the Company, amounts borrowed under the 2026 Credit Facility bear interest at variable rates based upon either the Base Rate (as defined in the 2026 Credit Agreement), payable quarterly, or Term SOFR (as defined in the 2026 Credit Agreement), payable monthly or every three months depending on the interest period selected. Interest periods for Term SOFR loans are available for one, three, or six months at the option of the Company. Base Rate loans accrue interest at a fluctuating rate per annum equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus (b) an applicable margin ranging from 0.125% to 1.0% per annum based on the Company's Consolidated Total Leverage Ratio (as defined in the 2026 Credit Agreement). Term SOFR loans accrue interest at a fluctuating rate per annum equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) an applicable margin ranging from 1.125% to 2.0% per annum based on the Company's Consolidated Total Leverage Ratio. The 2026 Revolver carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Revolver depending upon the Company's Consolidated Total Leverage Ratio. In addition, the 2026 Delayed Draw Term Loan carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Delayed Draw Term Loan depending upon the Company's Consolidated Total Leverage Ratio beginning 45 days after closing. In connection with the 2026 Credit Agreement, the Company paid financing costs of $5.4 million. Further, in connection with executing the 2026 Credit Agreement, the Company recognized a loss on debt extinguishment of $1.3 million consisting of third-party fees and the write off of unamortized deferred financing costs related to the Company's prior credit agreement, which is included in Loss on extinguishment of debt in the accompanying consolidated statements of operations for the nine months ended September 30, 2026.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Under the 2026 Credit Agreement, the Company is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2026 Credit Agreement. The 2026 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. The Company was in compliance with the applicable covenants in the 2026 Credit Agreement as of September 30, 2026.
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
Secured Term Loans
At September 30, 2026, there were $323.0 million and $325.0 million outstanding under the 2026 Term Loan and 2026 Delayed Draw Term Loan, respectively. The interest rate applicable to the 2026 Term Loan and 2026 Delayed Draw Term Loan was 5.06% at September 30, 2026.
Revolving Credit Facility
At September 30, 2026, there was $147.0 million outstanding under the 2026 Revolver. The Company borrowed $100.0 million under the 2026 Revolver at the time of closing of the 2026 Credit Agreement, and subsequent to closing, the Company borrowed an additional $50.0 million and repaid $3.0 million under the 2026 Revolver. At September 30, 2026, there was $34.3 million outstanding under letters of credit. At September 30, 2026, based on the financial debt covenants under the 2026 Credit Agreement, the maximum amount the Company could borrow under the 2026 Revolver and remain in compliance with the financial debt covenants under the agreement was $268.7 million.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
In July 2020, the Company issued $350.0 million aggregate principal amount of 6.125% senior unsecured notes (the "6.125% Senior Notes"). In November 2025 and January 2026, the Company repurchased $15.0 million and $10.0 million aggregate principal amount of the 6.125% Senior Notes at an average price of 100.253% and 100.800% of such principal amounts, respectively, through open market transactions. Interest on the 6.125% Senior Notes was payable on February 1st and August 1st of each year. On July 6, 2026, the Company issued a notice of redemption for all of its outstanding 6.125% Senior Notes in an aggregate principal amount of $325.0 million at a redemption price equal to 100.000% of the aggregate principal amount of the 6.125% Senior Notes, plus accrued and unpaid interest to the redemption date (the "Redemption Price"). The redemption date was August 1, 2026. The Company used the proceeds from the borrowings under the 2026 Delayed Draw Term Loan plus cash on hand to redeem the notes and pay the Redemption Price on August 3, 2026.
(13)    Stockholders' Equity
Under the Company's Fourth Amended and Restated Certificate of Incorporation, there are 300,000,000 shares of authorized Common Stock and 5,000,000 shares of authorized Preferred Stock. Holders of Common Stock are entitled to one vote for each share. The shares of Preferred Stock shall be issued with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.
Equity-based Compensation
In connection with the Company’s 2019 Stock Incentive Plan (the "2019 Plan"), the Company provides equity-based compensation to attract and retain employees while also aligning employees’ interest with the interests of its stockholders. The 2019 Plan permits the grant of various equity-based awards to selected employees and non-employee directors. As of September 30, 2026, the Company is permitted to grant up to 18,350,000 shares of Common Stock under the 2019 Plan, subject to certain adjustments and limitations. At September 30, 2026, 7,058,209 shares of the Company’s Common Stock were available for issuance under the 2019 Plan.
Stock Options
There were no stock options granted during the nine months ended September 30, 2026 and 2025.
The following table provides the activity for outstanding stock options during the nine months ended September 30, 2026 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2025	945	$7.24	3.1 Years
Exercised	(246)	$4.38
Outstanding, September 30, 2026	699	$8.25	3.3 Years
During the nine months ended September 30, 2026, 245,991 stock options were exercised on a cashless basis resulting in the issuance of 96,203 shares of the Company’s Common Stock. There were no stock option exercises during the nine months ended September 30, 2025.
Restricted Stock Units
During the nine months ended September 30, 2026, the Company granted the following shares of restricted stock units:
•1,869,357 shares of restricted stock units to various employees which vest ratably over the three-year period following the vesting commencement dates, subject to the employees’ continuous employment through the applicable vesting date. The grant-date fair value of these awards was $18.2 million.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
•205,012 shares of restricted stock units to various employees and certain of the Company's non-employee directors which vest within one year following the grant date. The grant-date fair value of these awards was $2.0 million.
•821,890 shares of performance-vested restricted stock units ("Performance RSUs") to senior executive management of the Company which vest on the third anniversary of the vesting commencement date subject to the achievement of specified goals relative to the Company’s three-year relative total shareholder return ("Relative TSR") performance versus the Company’s defined peer group (the "Peer Group"), which is considered a market condition, and is also subject to the employees’ continuous employment through the vesting date. The grant-date fair value of these awards, using a Monte-Carlo simulation analysis, was $12.9 million. The payout of shares on the vesting date are as follows based on the Company’s Relative TSR versus the Peer Group (for performance between the stated goals noted below, straight-line interpolation will be applied):
•Less than 25th Percentile – No payout
•Greater than or equal to 25th Percentile – 50% of Performance RSUs
•Equal to 50th Percentile – 100% of Performance RSUs
•Greater than or equal to 75th Percentile – 200% of Performance RSUs
Activity related to the Company’s non-vested restricted stock units for the nine months ended September 30, 2026 is presented below (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance, December 31, 2025	4,017	$12.95
Granted	2,896	$11.42
Vested	(1,160)	$10.54
Forfeited	(1,532)	$13.99
Non-vested balance, September 30, 2026	4,221	$12.17
Equity-Based Compensation Expense
The Company recognized equity-based compensation expense of $1.0 million during the three months ended September 30, 2026, of which $0.6 million and $0.4 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $5.2 million during the three months ended September 30, 2025, of which $4.6 million and $0.6 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
The Company recognized equity-based compensation expense of $12.7 million during the nine months ended September 30, 2026, of which $11.7 million and $1.0 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. The Company recognized equity-based compensation expense of $16.4 million during the nine months ended September 30, 2025, of which $13.2 million and $3.2 million is included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations.
In connection with the separation of the Company's former Chief Financial Officer, the Company reversed $4.0 million of previously recognized equity-based compensation expense relating to the forfeiture of outstanding unvested restricted stock units. The reversal was recognized as a reduction to general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2026.
At September 30, 2026, there was $31.9 million of unrecognized compensation expense related to equity-based compensation awards, which is expected to be recognized over a weighted-average period of 1.9 years.

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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net (loss) income from continuing operations	$(167,025)	$11,474	$(334,981)	$4,353
Less: Income attributable to noncontrolling interest	1,221	1,241	3,598	3,523
Net (loss) income from continuing operations attributable to AdaptHealth Corp.	(168,246)	10,233	(338,579)	830
Less: Earnings allocated to participating securities (1)	—	859	—	70
Net (loss) income from continuing operations for basic and diluted EPS	$(168,246)	$9,374	$(338,579)	$760

Net income from discontinued operations	$14,259	$14,276	$34,623	$31,146
Less: Earnings allocated to participating securities (1)	—	1,199	—	2,621
Net income from discontinued operations for basic and diluted EPS	$14,259	$13,077	$34,623	$28,525

Denominator
Basic weighted-average common shares outstanding	136,396	135,345	136,101	135,048
Add: Stock options (2)	—	206	—	215
Add: Unvested restricted stock units (2)	—	1,660	—	1,839
Diluted weighted-average common shares outstanding	136,396	137,211	136,101	137,102

Basic net income (loss) per share:
Continuing operations	$(1.23)	$0.07	$(2.49)	$0.01
Discontinued operations	0.10	0.10	0.25	0.21
Net income (loss) per share	$(1.13)	$0.17	$(2.24)	$0.22

Diluted net income (loss) per share:
Continuing operations	$(1.23)	$0.07	$(2.49)	$0.01
Discontinued operations	0.10	0.10	0.25	0.21
Net income (loss) per share	$(1.13)	$0.17	$(2.24)	$0.22
(1)The Company’s preferred stock are considered participating securities. Computation of EPS under the two-class method excludes from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. There were no amounts allocated to the participating securities during the three and nine months ended September 30, 2026 due to the consolidated net loss reported in those periods.
(2)Due to the Company reporting net loss from continuing operations attributable to AdaptHealth Corp. for the three and nine months ended September 30, 2026, all potentially dilutive securities related to outstanding stock options and unvested restricted stock units were excluded from the computation of diluted net loss per share for those periods as their inclusion would have been anti-dilutive.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s computation of diluted net income (loss) per share for continuing operations and discontinued operations for the three and nine months ended September 30, 2026 and 2025 because to do so would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Preferred Stock	12,406	12,406	12,406	12,406
Stock options	699	739	699	730
Unvested restricted stock units	4,221	2,455	4,221	2,276
Total	17,326	15,600	17,326	15,412
(15)    Leases
The Company leases its operating locations and office facilities under noncancelable lease agreements which expire at various dates through July 2036. Some of these lease agreements include an option to renew at the end of the term. The Company also leases certain office facilities on a month-to-month basis. In some instances, the Company is also required to pay its pro rata share of real estate taxes and utility costs in connection with the premises. Some of the leases contain fixed annual increases of minimum rent.
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
The following table presents information about lease costs and expenses and sublease income for the three and nine months ended September 30, 2026 and 2025 (in thousands). The amounts below, with the exception of interest on lease liabilities, are included in cost of net revenue in the accompanying consolidated statements of operations for the periods presented. The interest on lease liabilities is included in interest expense, net in the accompanying consolidated statements of operations for the periods presented.

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$13,731	$10,604	$40,292	$31,903
Finance lease costs:
Amortization of ROU assets	$4,795	$3,846	$14,876	$10,942
Interest on lease liabilities	$631	$646	$2,163	$1,970
Other lease costs and income:
Variable leases costs (1)	$7,393	$6,407	$21,590	$18,375
Sublease income	$81	$52	$391	$287
(1)Amounts represent variable costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate.
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term, weighted based on lease liability balances:
Operating leases	4.3 years	4.8 years
Finance leases	2.5 years	3.1 years
Weighted average discount rate, weighted based on remaining balance of lease payments:
Operating leases	4.9%	5.1%
Finance leases	6.3%	6.4%
The following table provides the undiscounted amount of future cash flows related to the Company’s operating and finance leases, as well as a reconciliation of such undiscounted cash flows to the amounts included in the Company’s lease liabilities as of September 30, 2026 (in thousands):

	Operating Leases	Finance Leases
2026	$11,250	$5,380
2027	40,094	18,559
2028	33,482	11,446
2029	23,783	6,523
2030	17,382	402
Thereafter	16,625	—
Total future undiscounted lease payments	$142,616	$42,310
Less: amount representing interest	(15,900)	(2,953)
Present value of future lease payments (lease liability)	$126,716	$39,357

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
The following table provides certain cash flow and supplemental non-cash information related to the Company’s lease liabilities for the nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash payments for operating leases	$36,100	$27,747
Financing cash payments for finance leases	$12,925	$12,179
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$39,100	$21,286
Finance leases	$3,408	$12,648
(16)    Income Taxes
The Company's tax provision for interim periods was historically determined using an estimated annual effective tax rate ("estimated AETR"), adjusted for discrete events arising in each respective fiscal quarter. When forecasted ordinary annual pre‑tax income is near breakeven, small changes in estimated annual results may result in significant volatility in the annual effective income tax rate that is not considered reliable and meaningful. In such circumstances, the income tax effects are recognized discretely in the interim period ("discrete ETR"). During the three and nine months ended September 30, 2026, the Company utilized the discrete ETR method to compute its income tax provision as the estimated AETR method would not provide a reliable and meaningful estimate of its tax provision.
The Company is subject to U.S. federal, state, and local income taxes. For the three months ended September 30, 2026 and 2025, the Company recognized an income tax benefit of $17.5 million and income tax expense of $6.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized an income tax benefit of $45.9 million and income tax expense of $36.8 million, respectively. For the three months ended September 30, 2026, the Company recognized a $17.4 million discrete income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges totaling $184.8 million. For the nine months ended September 30, 2026, the Company recognized a $32.8 million discrete income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges totaling $329.0 million. Refer to Note 8, Goodwill and Identifiable Intangible Assets, for additional details. For the nine months ended September 30, 2025, the Company recognized a $27.4 million discrete income tax expense related to the dispositions of two businesses within the Wellness at Home segment.
The effective tax rates for the three and nine months ended September 30, 2026 are primarily driven by the effects of permanent differences and discrete items.
As of September 30, 2026 and December 31, 2025, the Company had an unrecognized tax benefit of $2.7 million.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
At September 30, 2026, the Company's liability relating to the TRA was $238.9 million, which is included in other long-term liabilities in the accompanying consolidated balance sheets. At December 31, 2025, the Company’s liability relating to the TRA was $265.7 million, of which $26.8 million and $238.9 million is included in other liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
A $16.7 million income tax receivable is included in prepaid and other current assets in the accompanying consolidated balance sheets as of September 30, 2026. The majority of the Company’s income tax receivable relates to federal corporate income tax refunds, which are expected to be received later in 2026.
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
On October 24, 2023, Allegheny County Employees’ Retirement System, a purported shareholder of the Company, filed a purported class action complaint against the Company and certain of its current and former officers, and certain underwriters in the United States District Court for the Eastern District of Pennsylvania. On January 23, 2024, the Court entered an order appointing Allegheny County Employees' Retirement System, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, and City of Tallahassee Pension Plan as Lead Plaintiffs (the "Allegheny Lead Plaintiffs"). On May 14, 2024, the Allegheny Lead Plaintiffs filed a consolidated complaint against the Company and certain of its current and former officers and directors, and certain underwriters, on behalf of shareholders that purchased or otherwise acquired the Company’s stock between August 4, 2020 and November 7, 2023 (as to the complaint the “Allegheny County Consolidated Complaint”; as to the action, the “Allegheny County Consolidated Class Action”). The Allegheny County Consolidated Complaint alleged, among other things, that the defendants violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Allegheny County Consolidated Complaint sought unspecified damages. On July 23, 2024, the defendants filed a motion to dismiss the Allegheny County Consolidated Complaint. The Allegheny Lead Plaintiffs filed their opposition brief on October 1, 2024, and defendants filed their reply brief on November 15, 2024.
On May 28, 2025, the parties jointly filed a letter requesting that the Court hold the motion to dismiss in abeyance pending the outcome of a private mediation between the parties. On October 8, 2025, the parties attended a private mediation. After subsequent settlement discussions, the parties reached an agreement in principle to settle the litigation.
On December 19, 2025, the parties filed for Preliminary Approval of Proposed Settlement and Approval of Notice to the Settlement Class and the preliminary approval order was granted by the Court on February 2, 2026. On June 10, 2026, the Court fully and finally approved the proposed settlement, the plan of allocation, and the Allegheny Lead Plaintiffs' counsel's request for attorneys' fees and expenses. The Court also entered the final judgment, dismissing the Allegheny County Consolidated Class Action with prejudice, which became effective in July 2026. The settlement was funded during the nine months ended September 30, 2026 as follows: (i) $34.0 million of cash from the Company’s insurance carriers and (ii) $1.0 million of cash from the Company. The Company and its directors and officers as well as the other defendants named in the

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
Allegheny County Consolidated Complaint were released from the claims that were asserted or could have been asserted in the Allegheny County Consolidated Class Action, with certain limitations, by class members participating in the settlement. The Company has always maintained, and continues to believe, that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. The settlement includes no admission of liability or wrongdoing.
On March 20, 2024, a putative shareholder of the Company, Weiding Wu, filed a shareholder derivative complaint related to the allegations in the Allegheny County Consolidated Complaint, and against certain current and former directors and officers of the Company in the United States District Court for the Eastern District of Pennsylvania (as to the complaint, the “Wu Derivative Complaint”; as to the action, the “Wu Derivative Action”). The Wu Derivative Complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company’s compliance programs and integration with respect to acquired companies. The Wu Derivative Complaint also alleges claims for unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The Wu Derivative Complaint seeks, among other things, an award of money damages.
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
The Frankel Derivative Complaint is related to the allegations in the Allegheny County Consolidated Complaint and Wu Derivative Complaint. It alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by making allegedly false and misleading statements and/or failing to disclose material information regarding (i) the Company’s billing practices with respect to its diabetes product category, and (ii) the Company's compliance programs and integration with respect to acquired companies. The Frankel Derivative Complaint also alleges claims for unjust enrichment and waste of corporate assets. The Frankel Derivative Complaint seeks, among other things, an award of money damages.
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
In October 2022, a former customer of the Company, Mr. Ray (“Plaintiff”), filed an individual action against the Company and a collection agency for violation of North Carolina’s Debt Collection Practices Act (the "Act”) based on allegations that the Company failed to address Mr. Ray’s billing concerns and issue a refund in a timely manner related to his return of medical equipment. Plaintiff was permitted to amend his individual complaint to a class action complaint on behalf of similarly situated North Carolina residents who allegedly experienced improper billing issues after the asserted return of medical equipment. Over continued objection, and after withdrawing a motion for class certification, Plaintiff amended his class action complaint again in May 2025 to assert violations of the Act related to three classes of North Carolinians: (a) a class of patients who were allegedly improperly billed after returning equipment, (b) a class of patients who were allegedly improperly charged a late fee after assertedly returning their equipment, and (c) a class of patients who received collection letters that allegedly violated the Act. Plaintiff has argued that the claims are meritorious, and the classes could be certified up to and including approximately 130,000 North Carolina patients. The Company has vigorously defended the case; believes the claims lack merit; and, believes that none of the three classes could be certified. Neither the merits of the case nor the certification of these classes have been reviewed by the Court. While nonetheless strongly defending the case, to minimize exposure and risk under the Act, and reduce further litigation expenses, the Company has also pursued settlement options. In January 2026, the Company and the Plaintiff, a proposed class representative, agreed to inform the Court that the parties have agreed to certify the classes and settle the case as to Class A, Class B and Class C members for a total settlement payment to be made by the Company of $14.5 million in consideration for full releases of the Company. This outcome, while considered likely by the Company, is not fixed and is contingent on factors not wholly within the Company’s control, including obtaining final approval of the settlement by the Court, for which the Court has scheduled a hearing on January 20, 2027. Should this pathway for resolution fail, the Company will continue its robust defense of the case. In September 2026, the Company paid $0.4 million towards the settlement amount. The Company's remaining liability of $14.1 million is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of September 30, 2026.
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

ADAPTHEALTH CORP. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
(18)    Related Party Transactions
The Company owns an equity interest in a vendor that provides automated order intake software. The expense related to this vendor was $5.1 million and $4.9 million for the three months ended September 30, 2026 and 2025, respectively, and $15.6 million and $13.3 million for the nine months ended September 30, 2026 and 2025, respectively. The Company accounts for this investment under the cost method of accounting based on its level of equity ownership. As of September 30, 2026 and December 31, 2025, the Company had an immaterial outstanding accounts payable balance to this vendor.
A director of the Company serves on the board of directors of a third-party payor that does business with the Company in the normal course of providing services to patients. Net revenue from this third-party payor was approximately 1.0% of the Company’s consolidated net revenue for the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had an immaterial outstanding accounts receivable balance from this third-party payor.
A director of the Company is an employee of a beneficial owner of more than 5% of the Company’s Common Stock as of September 30, 2026. This beneficial owner is also a minority shareholder of a vendor that provides medical equipment and supplies to the Company in the normal course of business. Payments to this vendor were approximately $7.3 million and $13.9 million for the three months ended September 30, 2026 and 2025, respectively, and $45.0 million and $45.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had an immaterial outstanding accounts payable balance to this vendor.
(19)    Restructuring Charges
In June 2026, management approved a plan aimed at reducing costs, streamlining operations, and optimizing resources, which included headcount reductions and the wind down of an immaterial business. The total costs associated with this plan were $6.1 million, which primarily consisted of severance, and were recognized during the nine months ended September 30, 2026. Of these restructuring charges, $3.4 million and $2.7 million are included in general and administrative expenses and cost of net revenue, respectively, in the accompanying consolidated statements of operations. A $5.2 million liability related to this plan is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of September 30, 2026. The actions regarding the headcount reductions were complete as of September 30, 2026.
(20)    Subsequent Events
The Company evaluated subsequent events for the period from September 30, 2026 through the date that the Company’s consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to the Company’s consolidated financial statements or additional disclosure, other than as discussed in Note 10, Derivative Instruments and Hedging Activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with AdaptHealth Corp.’s (“AdaptHealth” or the “Company”) consolidated financial statements and the accompanying notes included in this report. All amounts presented are in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), except as noted. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors”, in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and June 30, 2026 filed with the SEC on May 5, 2026 and August 4, 2026, respectively. Certain amounts that appear in this section may not sum due to rounding.
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
The Company services beneficiaries of Medicare, Medicaid and commercial insurance payors. As of September 30, 2026, AdaptHealth serviced approximately 4.8 million patients annually in all 50 states through its network of approximately 660 locations in 48 states. The Company’s principal executive offices are located at 555 East North Lane, Suite 5075, Conshohocken, Pennsylvania 19428.
Pending Sale of Diabetes Health Business
On July 19, 2026, the Company entered into a definitive agreement to sell the Diabetes Health business for $235.0 million in cash, subject to customary purchase price adjustments. The transaction is expected to close in the first quarter of 2027, subject to certain regulatory approvals and other customary closing conditions, including the expiration of termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which expired prior to September 30, 2026. The Diabetes Health business provides medical devices, including continuous glucose monitors and insulin pumps, and related services to patients for the treatment of diabetes. As a result of this transaction, the Diabetes Health business met the criteria to be reported as discontinued operations. Therefore, the Company has reported the results of the Diabetes Health business, including the results of operations, and related assets and liabilities, as discontinued operations for all periods presented herein. Accordingly, the Company no longer reports Diabetes Health as a reportable segment.

In accordance with U.S. GAAP, the financial position and results of operations of the Diabetes Health business are presented as assets and liabilities held for sale and discontinued operations and, as such, have been excluded from continuing operations for all periods presented. All discussion, unless otherwise noted, reflects the continuing operations of AdaptHealth. See Note 5, Held for Sale and Discontinued Operations, in the accompanying notes to the interim consolidated financial statements, for additional information regarding discontinued operations and assets and liabilities held for sale.
Restructuring Plan
In June 2026, management approved a plan aimed at reducing costs, streamlining operations, and optimizing resources, which included headcount reductions and the wind down of an immaterial business. The total costs associated with this plan were $6.1 million, and the Company expects to realize annual savings of approximately $26.8 million as a result of these actions. The actions regarding the headcount reductions were complete as of September 30, 2026.
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

Following detection, the Company promptly terminated the unauthorized access and implemented containment measures, including disabling the compromised user account, resetting affected credentials, and implementing additional security measures. The Company continues to review and enhance its safeguards, policies, procedures, training, and internal access controls. The Company has notified affected individuals and others as required by law. The Company has also taken steps intended to mitigate the risk of dissemination of the exfiltrated data.

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

	Three Months Ended
	September 30, 2026		September 30, 2025
Net Revenue (in thousands, except revenue percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep Health	$267,617	35.9%	$265,994	39.6%
Respiratory Health	7,966	1.1%	8,997	1.3%
Wellness at Home	78,682	10.5%	86,600	12.9%
Total net sales revenue	$354,265	47.5%	$361,591	53.8%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$85,103	11.4%	$81,792	12.2%
Respiratory Health	152,228	20.4%	154,228	22.9%
Wellness at Home	43,754	5.9%	43,213	6.4%
Total net revenue from fixed monthly equipment reimbursements	$281,085	37.7%	$279,233	41.5%

Net revenue from capitated revenue arrangements:
Sleep Health	$41,140	5.5%	$7,049	1.0%
Respiratory Health	30,614	4.1%	13,771	2.1%
Wellness at Home	38,544	5.2%	10,723	1.6%
Total net revenue from capitated revenue arrangements	$110,298	14.8%	$31,543	4.7%

Total net revenue:
Sleep Health	$393,860	52.8%	$354,835	52.8%
Respiratory Health	190,808	25.6%	176,996	26.3%
Wellness at Home	160,980	21.6%	140,536	20.9%
Total net revenue	$745,648	100.0%	$672,367	100.0%

	Nine Months Ended
	September 30, 2026		September 30, 2025
Net Revenue (dollars in thousands)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net sales revenue:
Sleep Health	$787,134	36.3%	$761,758	38.5%
Respiratory Health	25,409	1.2%	25,084	1.3%
Wellness at Home	235,962	10.9%	304,157	15.5%
Total net sales revenue	$1,048,505	48.4%	$1,090,999	55.3%

Net revenue from fixed monthly equipment reimbursements:
Sleep Health	$250,752	11.6%	$222,625	11.3%
Respiratory Health	450,671	20.8%	445,229	22.5%
Wellness at Home	127,338	5.9%	119,723	6.1%
Total net revenue from fixed monthly equipment reimbursements	$828,761	38.3%	$787,577	39.9%

Net revenue from capitated revenue arrangements:
Sleep Health	$100,930	4.7%	$21,492	1.1%
Respiratory Health	87,270	4.0%	42,614	2.2%
Wellness at Home	100,362	4.6%	31,332	1.5%
Total net revenue from capitated revenue arrangements	$288,562	13.3%	$95,438	4.8%

Total net revenue:
Sleep Health	$1,138,816	52.6%	$1,005,875	50.9%
Respiratory Health	563,350	26.0%	512,927	26.0%
Wellness at Home	463,662	21.4%	455,212	23.1%
Total net revenue	$2,165,828	100.0%	$1,974,014	100.0%

Consolidated Results of Operations
Comparison of Three Months Ended September 30, 2026 and Three Months Ended September 30, 2025.
The following table summarizes AdaptHealth’s results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Net revenue	$745,648	100.0%	$672,367	100.0%	$73,281	10.9%
Costs and expenses:
Cost of net revenue	630,841	84.6%	533,849	79.4%	96,992	18.2%
General and administrative expenses	88,661	11.9%	88,143	13.1%	518	0.6%
Depreciation and amortization, excluding patient equipment depreciation	9,316	1.2%	7,002	1.0%	2,314	33.0%
Goodwill impairment	184,751	24.8%	—	—%	184,751	100.0%
Total costs and expenses	913,569	122.5%	628,994	93.5%	284,575	45.2%
Gain on deconsolidation of subsidiary	(12,002)	(1.6)%	—	—%	(12,002)	100.0%
Operating (loss) income	(155,919)	(20.9)%	43,373	6.5%	(199,292)	(459.5)%
Interest expense, net	28,600	3.8%	25,380	3.8%	3,220	12.7%
(Loss) income before income taxes	(184,519)	(24.7)%	17,993	2.7%	(202,512)	NM
Income tax (benefit) expense	(17,494)	(2.3)%	6,519	1.0%	(24,013)	(368.4)%
Net (loss) income	(167,025)	(22.4)%	11,474	1.7%	(178,499)	NM
Income attributable to noncontrolling interest	1,221	0.2%	1,241	0.2%	(20)	(1.6)%
Net (loss) income attributable to AdaptHealth Corp.	$(168,246)	(22.6)%	$10,233	1.5%	$(178,479)	NM
Net Revenue.
The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Three Months Ended September 30,
	Variance 2026 vs. 2025
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Organic revenue (a)	$86,268	12.8%
Acquisition (b)	2,068	0.3%
Disposition (c)	(15,055)	(2.2)%
Total change in net revenue	$73,281	10.9%
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
Net revenue from AdaptHealth's Sleep Health segment increased by $39.0 million, or 11.0%, for the three months ended September 30, 2026 compared to the prior year period, primarily due to timing of the transition of patients related to a capitated revenue contract that was entered into in the third quarter of 2025. Net revenue from AdaptHealth's Respiratory Health segment increased by $13.8 million, or 7.8%, for the three months ended September 30, 2026 compared to the prior year period, primarily due to the capitated revenue contract discussed above. Net revenue from AdaptHealth's Wellness at Home segment increased by $20.4 million, or 14.5% for the three months ended September 30, 2026 compared to the prior year period, primarily due to the capitated revenue contract discussed above, partially offset by decreased net sales revenues from the disposition of an immaterial business during the first quarter of 2026.
For the three months ended September 30, 2026, net sales revenue comprised 47.5% of total net revenue, compared to 53.8% of total net revenue for the three months ended September 30, 2025. For the three months ended September 30, 2026, net revenue from fixed monthly equipment reimbursements comprised 37.7% of total net revenue, compared to 41.5% of total net revenue for the three months ended September 30, 2025. For the three months ended September 30, 2026, net revenue from capitated revenue arrangements comprised 14.8% of total net revenue, compared to 4.7% of total net revenue for the three months ended September 30, 2025.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$241,006	32.3%	$211,840	31.5%	$29,166	13.8%
Salaries, labor and benefits	203,950	27.4%	176,208	26.2%	27,742	15.7%
Patient equipment depreciation	107,484	14.4%	85,226	12.7%	22,258	26.1%
Rent and occupancy	21,647	2.9%	17,914	2.7%	3,733	20.8%
Other operating expenses	56,754	7.6%	42,661	6.3%	14,093	33.0%
Total cost of net revenue	$630,841	84.6%	$533,849	79.4%	$96,992	18.2%
Cost of net revenue for the three months ended September 30, 2026 and 2025 was $630.8 million and $533.8 million, respectively, an increase of $97.0 million or 18.2%. Refer to the section below titled “Segment Results of Operations” for a discussion of the changes in cost of products and supplies, salaries, labor and benefits, rent and occupancy, and other operating expenses. Patient equipment depreciation increased by $22.3 million, primarily due to an increase in patient medical equipment acquired during 2026 to support capitated revenue arrangements.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2026 and 2025 were $88.7 million and $88.1 million respectively, an increase of $0.5 million or 0.6%. This slight increase is primarily due to higher software costs, consulting costs, and insurance-related costs, offset by lower equity-based compensation, legal fees, and marketing expenses.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the three months ended September 30, 2026 and 2025 was $9.3 million and $7.0 million, respectively, an increase of $2.3 million, primarily related to higher depreciation attributable to delivery vehicles and software.
Goodwill impairment. AdaptHealth performed a quantitative goodwill impairment test for each of its reporting units during the third quarter of 2026. The impairment test indicated that the estimated fair values of AdaptHealth's Respiratory Health and Wellness at Home reporting units were less than their respective carrying values, and as such, AdaptHealth recognized non-cash goodwill impairment charges totaling $184.8 million during the three months ended September 30, 2026. See Note 8, Goodwill and Identifiable Intangible Assets, for additional details.
Gain on deconsolidation of subsidiary. Represents a pre-tax gain associated with the deconsolidation of AdaptHealth's former wholly-owned eCommerce subsidiary as discussed in Note 1, General Information - Equity Method Investments.
Interest expense, net. Interest expense, net for the three months ended September 30, 2026 and 2025 was $28.6 million and $25.4 million, respectively, an increase of $3.2 million. Interest expense related to AdaptHealth's debt increased by $0.1 million in 2026 compared to 2025 as a result of higher average outstanding borrowings in 2026 compared to 2025, partially offset by lower interest rates. The increase was also due to the impact from AdaptHealth's interest rate swap agreements, which reduced interest expense by $0.9 million in 2025.
Income Tax (Benefit) Expense. Income tax benefit and income tax expense for the three months ended September 30, 2026 and 2025 was $17.5 million and $6.5 million, respectively. Income tax expense on ordinary income decreased due to lower pre-tax income. For the three months ended September 30, 2026, AdaptHealth recognized a $17.4 million discrete income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges totaling $184.8 million. Additionally, for the three months ended September 30, 2025, AdaptHealth recognized a $27.4 million discrete income tax expense related to the dispositions of two businesses within the Wellness at Home segment.

Comparison of Nine Months Ended September 30, 2026 and Nine Months Ended September 30, 2025.
The following table summarizes AdaptHealth’s results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Net revenue	$2,165,828	100.0%	$1,974,014	100.0%	$191,814	9.7%
Costs and expenses:
Cost of net revenue	1,851,183	85.5%	1,594,130	80.8%	257,053	16.1%
General and administrative expenses	278,638	12.9%	268,301	13.6%	10,337	3.9%
Depreciation and amortization, excluding patient equipment depreciation	24,433	1.1%	21,330	1.0%	3,103	14.5%
Goodwill impairment	328,987	15.2%	—	—%	328,987	100.0%
Total costs and expenses	2,483,241	114.7%	1,883,761	95.4%	599,480	31.8%
Gain on sale of businesses	(6,269)	(0.3)%	(32,225)	(1.6)%	25,956	(80.5)%
Gain on deconsolidation of subsidiary	(12,002)	(0.6)%	—	—%	(12,002)	100.0%
Operating (loss) income	(299,142)	(13.8)%	122,478	6.2%	(421,620)	(344.2)%
Interest expense, net	80,403	3.7%	81,312	4.1%	(909)	(1.1)%
Loss on extinguishment of debt	1,322	0.1%	—	—%	1,322	100.0%
(Loss) income before income taxes	(380,867)	(17.6)%	41,166	2.1%	(422,033)	NM
Income tax (benefit) expense	(45,886)	(2.1)%	36,813	1.9%	(82,699)	(224.6)%
Net (loss) income	(334,981)	(15.5)%	4,353	0.2%	(339,334)	NM
Income attributable to noncontrolling interest	3,598	0.1%	3,523	0.2%	75	2.1%
Net (loss) income attributable to AdaptHealth Corp.	$(338,579)	(15.6)%	$830	—%	$(339,409)	NM
Net Revenue.
The comparability of AdaptHealth's net revenue between periods was impacted by certain factors as described below. The table below presents the items that impacted the change in AdaptHealth's net revenue between periods.

	Nine Months Ended September 30,
	Variance 2026 vs. 2025
(in thousands, except percentages)	$	%
Revenue change driver:	(Unaudited)
Organic revenue (a)	$255,168	12.9%
Acquisition (b)	13,587	0.7%
Disposition (c)	$(76,941)	(3.9)%
Total change in net revenue	$191,814	9.7%
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
Net revenue from AdaptHealth's Sleep Health segment increased by $132.9 million, or 13.2%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025. The increase was also attributable to increased net revenue from fixed monthly equipment reimbursements from higher sleep rental products, as well as increased net sales revenue primarily from higher patient census from sales of PAP resupply products. Net revenue from AdaptHealth's Respiratory Health segment increased by $50.4 million, or 9.8%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements from higher patient census for oxygen equipment products. Net revenue from AdaptHealth's Wellness at Home segment increased by $8.5 million, or 1.9% for the nine months ended September 30, 2026 compared to the prior year period, primarily due to an increase in net revenues from a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements, partially offset by decreased net sales revenues from the disposition of certain incontinence and infusion businesses during 2025.
For the nine months ended September 30, 2026, net sales revenue comprised 48.4% of total net revenue, compared to 55.3% of total net revenue for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, net revenue from fixed monthly equipment reimbursements comprised 38.3% of total net revenue, compared to 39.9% of total net revenue for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, net revenue from capitated revenue arrangements comprised 13.3% of total net revenue, compared to 4.8% of total net revenue for the nine months ended September 30, 2025.
Cost of Net Revenue.
The following table summarizes cost of net revenue for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Dollars	Revenue Percentage	Dollars	Revenue Percentage	Increase/(Decrease)
(in thousands, except percentages)					Dollars	Percentage
	(Unaudited)
Costs of net revenue:
Cost of products and supplies	$692,554	32.0%	$645,730	32.7%	$46,824	7.3%
Salaries, labor and benefits	606,991	28.0%	520,271	26.4%	86,720	16.7%
Patient equipment depreciation	308,050	14.2%	246,764	12.5%	61,286	24.8%
Rent and occupancy	64,399	3.0%	54,757	2.8%	9,642	17.6%
Other operating expenses	179,189	8.3%	126,608	6.4%	52,581	41.5%
Total cost of net revenue	$1,851,183	85.5%	$1,594,130	80.8%	$257,053	16.1%
Cost of net revenue for the nine months ended September 30, 2026 and 2025 was $1,851.2 million and $1,594.1 million, respectively, an increase of $257.1 million or 16.1%. Refer to the section below titled “Segment Results of Operations” for a discussion of the changes in cost of products and supplies, salaries, labor and benefits, rent and occupancy, and other operating expenses. Patient equipment depreciation increased by $61.3 million, primarily due to an increase in patient medical equipment acquired during 2026 to support capitated revenue arrangements.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2026 and 2025 were $278.6 million and $268.3 million, respectively, an increase of $10.3 million or 3.9%.

This increase is primarily due to higher software costs, salaries, labor and benefits, insurance-related costs, and restructuring expenses, partially offset by lower consulting costs, marketing expenses, legal fees, and equity-based compensation.
Depreciation and amortization, excluding patient equipment depreciation. Depreciation and amortization, excluding patient equipment depreciation, for the nine months ended September 30, 2026 and 2025 was $24.4 million and $21.3 million, respectively, an increase of $3.1 million, primarily related to higher depreciation attributable to delivery vehicles.
Goodwill impairment. AdaptHealth performed quantitative goodwill impairment tests for each of its reporting units during the second and third quarters of 2026. The impairment tests indicated that the estimated fair values of AdaptHealth's Respiratory Health and Wellness at Home reporting units were less than their respective carrying values, and as such, AdaptHealth recognized non-cash goodwill impairment charges totaling $329.0 million during the nine months ended September 30, 2026. See Note 8, Goodwill and Identifiable Intangible Assets, for additional details.
Gain on deconsolidation of subsidiary. Represents a pre-tax gain associated with the deconsolidation of AdaptHealth's former wholly-owned eCommerce subsidiary as discussed in Note 1, General Information - Equity Method Investments.
Loss on extinguishment of debt. The loss on extinguishment of debt for the nine months ended September 30, 2026 relates to third-party fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 12, Debt, for additional discussion of the refinancing.
Gain on sale of businesses. The gain for the nine months ended September 30, 2026 relates to the receipt of a contingent payment from the disposition of a business that occurred in 2025. The gain for the nine months ended September 30, 2025 relates to the disposition of two businesses within AdaptHealth's Wellness at Home segment.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2026 and 2025 was $80.4 million and $81.3 million, respectively, a decrease of $0.9 million. Interest expense related to AdaptHealth's debt decreased by $4.9 million in 2026 compared to 2025 primarily as a result of lower average interest rates. This decrease was partially offset by the impact from AdaptHealth's interest rate swap agreements, which reduced interest expense by $0.1 million and $2.7 million in 2026 and 2025, respectively.
Income Tax (Benefit) Expense. Income tax benefit and income tax expense for the nine months ended September 30, 2026 and 2025 was $45.9 million and $36.8 million, respectively. Income tax expense on ordinary income decreased due to lower pre-tax income, net of gains recognized on the disposition of two businesses within the Wellness at Home segment. For the nine months ended September 30, 2026, AdaptHealth recognized a $32.8 million discrete income tax benefit, and corresponding increase to net deferred tax assets, related to non-cash goodwill impairment charges totaling $329.0 million. Additionally, for the nine months ended September 30, 2025, AdaptHealth recognized a $27.4 million discrete income tax expense related to the dispositions of two businesses within the Wellness at Home segment.

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
AdaptHealth defines Adjusted EBITDA as EBITDA (as defined above), plus equity-based compensation expense, goodwill impairment, gain on deconsolidation of subsidiary, gain on sale of businesses, restructuring expenses, loss on extinguishment of debt, litigation settlement expense, and certain other non-recurring items of expense or income.
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

The following unaudited table presents the reconciliation of net income (loss) from continuing operations to EBITDA and Adjusted EBITDA, and the reconciliation of net income (loss) from continuing operations as a percentage of net revenue to Adjusted EBITDA Margin, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net (loss) income from continuing operations	$(167,025)	(22.4)%	$11,474	1.7%
Interest expense, net	28,600	3.8%	25,380	3.8%
Income tax (benefit) expense	(17,494)	(2.3)%	6,519	1.0%
Depreciation and amortization, including patient equipment depreciation	116,800	15.7%	92,228	13.7%
EBITDA	(39,119)	(5.2)%	135,601	20.2%
Equity-based compensation expense (a)	986	0.1%	5,191	0.8%
Goodwill impairment (b)	184,751	24.8%	—	—%
Gain on deconsolidation of subsidiary (c)	(12,002)	(1.6)%	—	—%
Other non-recurring expenses, net (d)	7,288	0.9%	5,298	0.7%
Adjusted EBITDA	$141,904	19.0%	$146,090	21.7%
Adjusted EBITDA Margin		19.0%		21.7%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents non-cash goodwill impairment charges as a result of the fair values of the Company's Respiratory Health and Wellness at Home reporting units being less than their respective carrying values. See Note 8, Goodwill and Identifiable Intangible Assets, for additional information.
(c)Represents a pre-tax gain associated with the deconsolidation of the Company's former wholly-owned eCommerce subsidiary. See Note 1, General Information - Equity Method Investments, for additional information.
(d)The 2026 period consists of $5.1 million of consulting expenses associated with asset dispositions, $1.6 million of severance related to the Company's former Chief Financial Officer, and $0.6 million of other non-recurring expenses. The 2025 period consists of $1.7 million of consulting expenses associated with a reorganization project, $1.2 million write-off of assets, $0.6 million of consulting expenses associated with asset dispositions, and $1.8 million of other non-recurring expenses.

The following unaudited table presents the reconciliation of net loss from continuing operations to EBITDA and Adjusted EBITDA, and the reconciliation of net loss from continuing operations as a percentage of net revenue to Adjusted EBITDA Margin, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
(in thousands, except percentages)	Dollars	Revenue Percentage	Dollars	Revenue Percentage
	(Unaudited)
Net (loss) income from continuing operations	$(334,981)	(15.5)%	$4,353	0.2%
Interest expense, net	80,403	3.7%	81,312	4.1%
Income tax (benefit) expense	(45,886)	(2.1)%	36,813	1.9%
Depreciation and amortization, including patient equipment depreciation	332,483	15.4%	268,094	13.6%
EBITDA	32,019	1.5%	390,572	19.8%
Equity-based compensation expense (a)	12,750	0.6%	16,393	0.8%
Goodwill impairment (b)	328,987	15.2%	—	—%
Gain on deconsolidation of subsidiary (c)	(12,002)	(0.6)%	—	—%
Gain on sale of businesses (d)	(6,269)	(0.3)%	(32,225)	(1.6)%
Restructuring expenses (e)	6,070	0.3%	—	—%
Loss on extinguishment of debt (f)	1,322	0.1%	—	—%
Litigation settlement expense (g)	500	—%	—	—%
Other non-recurring expenses, net (h)	15,085	0.7%	20,439	1.0%
Adjusted EBITDA	$378,462	17.5%	$395,179	20.0%
Adjusted EBITDA Margin		17.5%		20.0%
(a)Represents equity-based compensation expense for awards granted to employees and non-employee directors.
(b)Represents non-cash goodwill impairment charges as a result of the fair values of the Company's Respiratory Health and Wellness at Home reporting units being less than their respective carrying values. See Note 8, Goodwill and Identifiable Intangible Assets, for additional information.
(c)Represents a pre-tax gain associated with the deconsolidation of the Company's former wholly-owned eCommerce subsidiary. See Note 1, General Information - Equity Method Investments, for additional information.
(d)Represents pre-tax gains associated with the dispositions of two businesses within the Company's Wellness at Home segment.
(e)Represents expenses related to a cost savings plan that was implemented in June 2026. See Note 19, Restructuring Charges, for additional information.
(f)Represents third-party fees and the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's credit agreement. See Note 12, Debt, for additional discussion of the refinancing.
(g)Represents an estimated expense to settle a shareholder derivative complaint.
(h)The 2026 period consists of $9.3 million of consulting expenses associated with asset dispositions, $2.1 million of transaction costs associated with acquisitions, $1.6 million of severance related to the Company's former Chief Financial Officer, and $2.1 million of other net non-recurring expenses. The 2025 period consists of $9.8 million of consulting expenses associated with asset dispositions (of which $5.1 million relates to contingent success fees from the sales of businesses), $2.3 million of consulting expenses associated with systems implementation activities,

$1.7 million of consulting expenses associated with a reorganization project, $1.4 million of transaction costs associated with acquisitions, $1.2 million write-off of assets, and $4.0 million of other non-recurring expenses.
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
Comparison of Three Months Ended September 30, 2026 and Three Months Ended September 30, 2025.
The following table summarizes the performance of the Company’s reportable segments for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
(in thousands)	Net Revenue	Adjusted EBITDA	Net Revenue	Adjusted EBITDA
	(Unaudited)
Sleep Health	$393,860	$70,741	$354,835	$77,061
Respiratory Health	190,808	56,230	176,996	51,247
Wellness at Home	160,980	14,933	140,536	17,782
Consolidated Totals (a)	$745,648	$141,904	$672,367	$146,090
(a)     See Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 for a reconciliation of consolidated Adjusted EBITDA to consolidated (loss) income from continuing operations before income taxes.

Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the three months ended September 30, 2026 and 2025:

			Increase/(Decrease)
	Three Months Ended September 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$393,860	$354,835	$39,025	11.0%
Less:
Cost of products and supplies (1)	131,241	115,675	15,566	13.5%
Labor cost (1)	108,215	86,998	21,217	24.4%
Other operating expenses (1)	42,132	34,649	7,483	21.6%
Other segment items (2)	41,531	40,452	1,079	2.7%
Adjusted EBITDA	70,741	77,061	(6,320)	(8.2)%
Adjusted EBITDA Margin	18.0%	21.7%

Patient equipment depreciation	$50,374	$38,250	$12,124	31.7%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Sleep Health segment increased by $39.0 million, or 11.0%, for the three months ended September 30, 2026 compared to the prior year period, primarily due to timing of the transition of patients related to a capitated revenue contract that was entered into in the third quarter of 2025.
Adjusted EBITDA
Adjusted EBITDA from the Sleep Health segment decreased by $6.3 million or 8.2%, for the three months ended September 30, 2026 compared to the prior year period, primarily due to increased costs and expenses, partially offset by higher net revenue (as discussed above). The increase in the cost of products and supplies was primarily due to an increase in capitated revenue as well as the increased prices from a key supplier. The increase in labor cost was primarily due to increased headcount, including variable labor to support a capitated revenue agreement entered into in the third quarter of 2025, as well as increases from merit and benefits costs, and inflationary increases. The increase in other operating expenses was primarily due to higher distribution-related expenses and facilities costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.

Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the three months ended September 30, 2026 and 2025:

			Increase/(Decrease)
	Three Months Ended September 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$190,808	$176,996	$13,812	7.8%
Less:
Cost of products and supplies (1)	37,930	32,718	5,212	15.9%
Labor cost (1)	55,641	56,761	(1,120)	(2.0)%
Other operating expenses (1)	19,923	15,670	4,253	27.1%
Other segment items (2)	21,084	20,600	484	2.3%
Adjusted EBITDA	56,230	51,247	4,983	9.7%
Adjusted EBITDA Margin	29.5%	29.0%

Patient equipment depreciation	$37,235	$35,883	$1,352	3.8%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Respiratory Health segment increased by $13.8 million, or 7.8%, for the three months ended September 30, 2026 compared to the prior year period, primarily due to timing of the transition of patients related to a capitated revenue contract that was entered into in the third quarter of 2025.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment increased by $5.0 million or 9.7%, for the three months ended September 30, 2026 compared to the prior year period, due to higher net revenue (as discussed above), partially offset by increased costs and expenses. The increase in cost of products and supplies was primarily due to higher patient census for oxygen equipment products and general inflationary cost increases. The increase in other operating expenses was primarily due to higher distribution-related expenses and facilities costs.

Wellness at Home Segment
The following table summarizes the Wellness at Home segment’s performance for the three months ended September 30, 2026 and 2025:

			Increase/(Decrease)
	Three Months Ended September 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$160,980	$140,536	$20,444	14.5%
Less:
Cost of products and supplies (1)	71,835	63,447	8,388	13.2%
Labor cost (1)	39,690	31,882	7,808	24.5%
Other operating expenses (1)	16,395	10,333	6,062	58.7%
Other segment items (2)	18,127	17,092	1,035	6.1%
Adjusted EBITDA	14,933	17,782	(2,849)	(16.0)%
Adjusted EBITDA Margin	9.3%	12.7%

Patient equipment depreciation	$19,875	$11,093	$8,782	79.2%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Wellness at Home segment increased by $20.4 million, or 14.5%, for the three months ended September 30, 2026 compared to the prior year period, primarily due to timing of the transition of patients related to a capitated revenue contract that was entered into in the third quarter of 2025, partially offset by decreased net sales revenues from the disposition of an immaterial business during the first quarter of 2026.
Adjusted EBITDA
Adjusted EBITDA from the Wellness at Home segment decreased by $2.8 million or 16.0%, for the three months ended September 30, 2026 compared to the prior year period, due to higher costs and expenses, partially offset by higher net revenue (as discussed above). The increase in the cost of products and supplies was primarily due to an increase in costs from a capitated revenue contract entered into in the third quarter of 2025. The increase in labor cost was primarily due to increased headcount to support a capitated revenue agreement entered into in the third quarter of 2025, and to a lesser extent, increased merits and benefits costs. The increase in other operating expenses was primarily due to higher distribution-related expenses and facilities costs.

Comparison of Nine Months Ended September 30, 2026 and Nine Months Ended September 30, 2025.
The following table summarizes the performance of the Company’s reportable segments for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
(in thousands)	Net Revenue	Adjusted EBITDA	Net Revenue	Adjusted EBITDA
	(Unaudited)
Sleep Health	$1,138,816	$196,100	$1,005,875	$208,390
Respiratory Health	563,350	155,483	512,927	138,731
Wellness at Home	463,662	26,879	455,212	48,058
Consolidated Totals (a)	$2,165,828	$378,462	$1,974,014	$395,179
(a)     See Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 for a reconciliation of consolidated Adjusted EBITDA to consolidated (loss) income from continuing operations before income taxes.
Sleep Health Segment
The following table summarizes the Sleep Health segment’s performance for the nine months ended September 30, 2026 and 2025:

			Increase/(Decrease)
	Nine Months Ended September 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$1,138,816	$1,005,875	$132,941	13.2%
Less:
Cost of products and supplies (1)	369,022	329,763	39,259	11.9%
Labor cost (1)	316,289	250,082	66,207	26.5%
Other operating expenses (1)	130,268	100,463	29,805	29.7%
Other segment items (2)	127,137	117,177	9,960	8.5%
Adjusted EBITDA	196,100	208,390	(12,290)	(5.9)%
Adjusted EBITDA Margin	17.2%	20.7%

Patient equipment depreciation	$144,019	$115,047	$28,972	25.2%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.

Net Revenue
Net revenue from the Sleep Health segment increased by $132.9 million, or 13.2%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025. The increase was also attributable to increased net revenue from fixed monthly equipment reimbursements from higher sleep rental products, as well as increased net sales revenue primarily from higher patient census from sales of PAP resupply products.
Adjusted EBITDA
Adjusted EBITDA from the Sleep Health segment decreased by $12.3 million or 5.9%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to increased costs and expenses, partially offset by higher net revenue (as discussed above). The increase in the cost of products and supplies was primarily due to an increase in sales revenue and capitated revenue as well as increased prices from a key supplier. The increase in labor cost was primarily due to increased headcount, including variable labor to support a capitated revenue contract entered into in the third quarter of 2025, as well as increases from merit and benefits costs, and inflationary increases. The increase in other operating expenses was primarily due to higher distribution-related expenses and facilities costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Respiratory Health Segment
The following table summarizes the Respiratory Health segment’s performance for the nine months ended September 30, 2026 and 2025:

			Increase/(Decrease)
	Nine Months Ended September 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$563,350	$512,927	$50,423	9.8%
Less:
Cost of products and supplies (1)	110,058	98,491	11,567	11.7%
Labor cost (1)	170,358	167,840	2,518	1.5%
Other operating expenses (1)	61,859	46,000	15,859	34.5%
Other segment items (2)	65,592	61,865	3,727	6.0%
Adjusted EBITDA	155,483	138,731	16,752	12.1%
Adjusted EBITDA Margin	27.6%	27.0%

Patient equipment depreciation	$108,399	$96,799	$11,600	12.0%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Respiratory Health segment increased by $50.4 million, or 9.8%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements from higher patient census for oxygen equipment products.
Adjusted EBITDA
Adjusted EBITDA from the Respiratory Health segment increased by $16.8 million or 12.1%, for the nine months ended September 30, 2026 compared to the prior year period, due to higher net revenue (as discussed above), partially offset by increased costs and expenses. The increase in cost of products and supplies was primarily due to higher patient census for oxygen equipment products and general inflationary cost increases. The increase in labor cost was primarily due to increased headcount, including variable labor to support a capitated revenue contract entered into in the third quarter of 2025, as well as increases from merit and benefits costs, and inflationary increases. The increase in other operating expenses was primarily due to higher distribution-related expenses and facilities costs. The increase in other segment items was due to an increase in general and administrative expenses that were allocated to the segment.
Wellness at Home Segment
The following table summarizes the Wellness at Home segment’s performance for the nine months ended September 30, 2026 and 2025:

			Increase/(Decrease)
	Nine Months Ended September 30,		2026 vs. 2025
(in thousands, except percentages)	2026	2025	Dollars	Percentage
	(Unaudited)
Net revenue	$463,662	$455,212	$8,450	1.9%
Less:
Cost of products and supplies (1)	213,474	217,476	(4,002)	(1.8)%
Labor cost (1)	119,323	99,167	20,156	20.3%
Other operating expenses (1)	49,036	34,842	14,194	40.7%
Other segment items (2)	54,950	55,669	(719)	(1.3)%
Adjusted EBITDA	26,879	48,058	(21,179)	(44.1)%
Adjusted EBITDA Margin	5.8%	10.6%

Patient equipment depreciation	$55,632	$34,918	$20,714	59.3%
(1)     Represents the significant segment expense categories disclosed in Note 7, Segment Information, in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.
(2)    Other segment items include allocated costs related to various general and administrative functions, such as revenue cycle management (including billing and collections), customer service, technology and communications, sales and marketing, accounting and finance, executive administration, human resources, information technology and legal and compliance.
Net Revenue
Net revenue from the Wellness at Home segment increased by $8.5 million, or 1.9%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to an increase in net revenues from a capitated revenue contract that was entered into in the third quarter of 2025, and to a lesser extent, higher fixed monthly equipment reimbursements, partially offset by decreased net sales revenues from the disposition of certain incontinence and infusion businesses during 2025.

Adjusted EBITDA
Adjusted EBITDA from the Wellness at Home segment decreased by $21.2 million or 44.1%, for the nine months ended September 30, 2026 compared to the prior year period, due to higher costs and expenses, partially offset by higher net revenue (as discussed above). The decrease in the cost of products and supplies was primarily due to the disposition of certain incontinence and infusion businesses during 2025, partially offset by an increase in costs from a capitated revenue agreement entered into in the third quarter of 2025. The increase in labor cost was primarily due to increased headcount to support a capitated revenue agreement entered into in the third quarter of 2025, and to a lesser extent, increased merits and benefits costs, partially offset by a reduction in labor cost due to the disposition of certain incontinence and infusion businesses during 2025. The increase in other operating expenses was primarily due to higher distribution-related expenses and facilities costs.
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
As of September 30, 2026, AdaptHealth had $80.7 million of cash.

On April 10, 2026, AdaptHealth refinanced its debt borrowings under its then existing credit agreement and entered into a new credit agreement (the "2026 Credit Agreement"). The 2026 Credit Agreement consists of a $325.0 million term loan (the "2026 Term Loan"), a $325.0 million delayed draw term loan (the "2026 Delayed Draw Term Loan"), and $450.0 million in commitments for revolving credit loans with a $75.0 million letter of credit sublimit and a $45.0 million swing line sublimit (the "2026 Revolver", and together with the 2026 Term Loan and the 2026 Delayed Draw Term Loan, the "2026 Credit Facility"). At closing, the Company borrowed $100.0 million under the 2026 Revolver. Borrowings under the 2026 Term Loan and the 2026 Revolver at closing were used in part to repay existing amounts outstanding under its prior credit agreement, and to pay related fees and expenses. On July 27, 2026, the Company borrowed $325.0 million under the 2026 Delayed Draw Term Loan; such proceeds, along with cash on hand, were used to repay the outstanding principal amount of the 6.125% Senior Notes, plus accrued and unpaid interest (see discussion below). The 2026 Credit Facility has a maturity in April 2031. However, the maturity of the 2026 Credit Facility is subject to a springing maturity date that is 91 days prior to the stated maturity dates of the Company's 4.625% Senior Notes and 5.125% Senior Notes (each as defined below), in each case if more than $150.0 million aggregate principal amount of such senior unsecured notes remains outstanding on such springing maturity date. The borrowings under the 2026 Term Loan requires quarterly principal repayments of $2.0 million beginning September 30, 2026 through June 30, 2028, increasing to $4.1 million beginning September 30, 2028 through March 31, 2031, and the unpaid principal balance is due at maturity in April 2031. Borrowings under the 2026 Delayed Draw Term Loan requires quarterly principal repayments of $2.0 million beginning December 31, 2026 through September 30, 2028, increasing to $4.1 million beginning December 31, 2028 through March 31, 2031, and the unpaid principal balance is due at maturity in April 2031. Borrowings under the 2026 Revolver may be used for working capital and other general corporate purposes, including for capital expenditures and acquisitions permitted under the 2026 Credit Agreement. At September 30, 2026, there was $147.0 million outstanding under the 2026 Revolver. In October 2026, the Company repaid $10.0 million, and as of the date of this filing, there were $137.0 million in outstanding borrowings under the 2026 Revolver. At the option of the Company, amounts borrowed under the 2026 Credit Facility bear interest at variable rates based upon either the Base Rate (as defined in the 2026 Credit Agreement), payable quarterly, or Term SOFR (as defined in the 2026 Credit Agreement), payable monthly or every three months depending on the interest period selected. Interest periods for Term SOFR loans are available for one, three, or six months at the option of the Company. Base Rate loans accrue interest at a fluctuating rate per annum equal to the sum of (a) the Base Rate determined on each day (subject to a zero percent floor), plus (b) an applicable margin ranging from 0.125% to 1.0% per annum based on the Company's Consolidated Total Leverage Ratio (as defined in the 2026 Credit Agreement). Term SOFR loans accrue interest at a fluctuating rate per annum equal to the sum of (a) Term SOFR for the applicable interest period (subject to a zero percent floor), plus (b) an applicable margin ranging from 1.125% to 2.0% per annum based on the Company's Consolidated Total Leverage Ratio. The 2026 Revolver carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Revolver depending upon the Company's Consolidated Total Leverage Ratio. In addition, the 2026 Delayed Draw Term Loan carries a commitment fee during the term of the 2026 Credit Agreement ranging from 0.15% to 0.30% per annum of the actual daily undrawn portion of the 2026 Delayed Draw Term Loan depending upon the Company's Consolidated Total Leverage Ratio beginning 45 days after closing. At September 30, 2026, there was $323.0 million outstanding under the 2026 Term Loan and $325.0 million outstanding under the 2026 Delayed Draw Term Loan. At September 30, 2026, there was $34.3 million outstanding under letters of credit. At September 30, 2026, based on the financial debt covenants under the 2026 Credit Agreement, the maximum amount the Company could borrow under the 2026 Revolver and remain in compliance with the financial debt covenants under the agreement was $268.7 million.
Under the 2026 Credit Agreement, AdaptHealth is subject to a number of restrictive covenants that, among other things, impose operating and financial restrictions on AdaptHealth. Financial covenants include a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, both as defined in the 2026 Credit Agreement. The 2026 Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, and non-compliance with healthcare laws. AdaptHealth was in compliance with the applicable covenants in the 2026 Credit Agreement as of September 30, 2026.
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

At September 30, 2026, AdaptHealth LLC had $1,100.0 million aggregate principal amount of unsecured senior notes outstanding. In August 2021, AdaptHealth issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes (the “5.125% Senior Notes”). The 5.125% Senior Notes will mature on March 1, 2030. Interest on the 5.125% Senior Notes is payable on March 1st and September 1st of each year. The 5.125% Senior Notes are redeemable at AdaptHealth’s option, in whole or in part, and the redemption price for the 5.125% Senior Notes if redeemed during the 12 months beginning (i) March 1, 2026 is 101.281% and (ii) March 1, 2027 and thereafter is 100.000%, in each case together with accrued and unpaid interest. In addition, AdaptHealth may be required to make an offer to purchase the 5.125% Senior Notes upon the sale of certain assets or upon specific kinds of changes of control. On May 28, 2026, the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, executed and delivered a Supplemental Indenture, amending and supplementing the indenture providing for the issuance of the 5.125% Senior Notes, pursuant to which each of the guarantors party thereto unconditionally guaranteed all of the Company’s obligations under the 5.125% Senior Notes and the indenture on the terms and conditions set forth therein.
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
A $16.7 million income tax receivable is included in prepaid and other current assets in the accompanying consolidated balance sheets as of September 30, 2026. The majority of the Company’s income tax receivable relates to federal corporate income tax refunds, which are expected to be received later in 2026.
As of September 30, 2026 and December 31, 2025, AdaptHealth had negative working capital for continuing operations of $82.3 million and $19.3 million, respectively. A significant portion of AdaptHealth’s current assets consists of accounts receivable from third-party payors that are responsible for payment for the products and services that AdaptHealth provides.

Cash Flow. The following table presents selected data from AdaptHealth’s consolidated statements of cash flows, which includes the cash flows from continuing operations and discontinued operations, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
	(Unaudited)
Net cash provided by operating activities	$395,613	$418,587
Net cash used in investing activities	(514,695)	(178,722)
Net cash provided by (used in) financing activities	93,633	(269,255)
Net decrease in cash	(25,449)	(29,390)
Cash at beginning of period	106,136	109,747
Cash at end of period	$80,687	$80,357
Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $395.6 million and $418.6 million, respectively, decrease of $23.0 million. The decrease was the result of a $335.9 million increase in net loss, a net increase of $331.9 million in non-cash charges, primarily from goodwill impairment, depreciation and amortization, and the reduction in the carrying amount of operating and finance lease right-of-use assets, partially offset by a decrease in deferred income taxes and equity-based compensation, and a net $19.0 million decrease resulting from the change in operating assets and liabilities, primarily from the change in accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $514.7 million and $178.7 million, respectively. The net use of funds in 2026 consisted of $393.0 million for equipment and other fixed asset purchases, $127.4 million for business acquisitions, and a $2.0 million investment in a joint venture, partially offset by $6.3 million received related to a contingent payment from the disposition of a business that occurred in 2025, and $1.4 million of proceeds from the sale of assets. The net use of funds for the 2025 period primarily consisted of $278.5 million for equipment and other fixed asset purchases and $18.6 million for business acquisitions, partially offset by $117.2 million of proceeds from the sale of businesses.
For the nine months ended September 30, 2026 and 2025, net cash provided by financing activities was $93.6 million and net cash used in financing activities was $269.3 million, respectively. The net cash provided by financing activities for the 2026 period primarily consisted of borrowings on long-term debt and lines of credit of $900.0 million and proceeds of $1.3 million in connection with the employee stock purchase plan, partially offset by repayments of $768.0 million on long-term debt, lines of credit and finance lease liabilities, payments of $26.8 million in connection with the Company's liability relating to the TRA, payments of $5.4 million for debt financing costs, payments of $3.8 million for distributions to the noncontrolling interest, and payments of $3.4 million for tax withholdings associated with equity-based compensation and stock option exercises. Net cash used in financing activities for the 2025 period primarily consisted of repayments of $237.2 million on long-term debt and finance lease liabilities, payments of $25.0 million in connection with the Company's liability relating to the TRA, a payment of $5.4 million for a distribution to the noncontrolling interest, and payments of $2.6 million for tax withholdings associated with equity-based compensation, partially offset by proceeds of $1.2 million in connection with the employee stock purchase plan.

Free Cash Flow
The following table reconciles net cash provided by operating activities to free cash flow, which includes the cash flows from continuing operations and discontinued operations, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
	(Unaudited)
Net cash provided by operating activities	$156,589	$161,066	$395,613	$418,587
Purchases of equipment and other fixed assets	(105,525)	(94,242)	(392,981)	(278,492)
Free cash flow	$51,064	$66,824	$2,632	$140,095
Free cash flow was $51.1 million for the three months ended September 30, 2026 compared to $66.8 million for the three months ended September 30, 2025. Free cash flow was $2.6 million for the nine months ended September 30, 2026 compared to $140.1 million for the nine months ended September 30, 2025. The decrease in free cash flow for both periods was mainly due to an increase in purchases of patient medical equipment primarily to support capitated revenue arrangements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the 2026 Credit Agreement. As of September 30, 2026, there was $323.0 million outstanding under the 2026 Term Loan, $325.0 million outstanding under the 2026 Delayed Draw Term Loan, $147.0 million of outstanding borrowings under the 2026 Revolver, $34.3 million outstanding under letters of credit, and based on the financial debt covenants under the 2026 Credit Agreement, the maximum amount the Company could borrow under the 2026 Revolver and remain in compliance with the financial debt covenants under the agreement was $268.7 million. Amounts borrowed under the 2026 Credit Agreement bear interest at variable rates determined in relation to the Base Rate (as defined) or Term SOFR (as defined), at our option. Due to the interest rates being variable, fluctuations in interest rates may impact our earnings. Based on our level of debt as of September 30, 2026, we estimate that a 100 basis point change in interest rates would have a $8.2 million annual impact on our net income (loss) before income taxes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time and in the normal course of business, the Company is involved in legal proceedings relating to its business. While there can be no assurance, based on the Company’s evaluation of information currently available, the Company's management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such legal proceedings to have a material adverse effect on our business, financial condition or operating results. However, the Company’s assessment may change in the future based upon availability of new information and further developments in such legal proceedings. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. Regardless of the outcome of any particular legal proceedings and the merits of any particular claim, litigation can have a material adverse impact on the Company due to, among other reasons, any injunctive relief granted which could inhibit the Company’s ability to operate its business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. See Note 17, Commitments and Contingencies, included in the accompanying notes to the interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the Company's risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and June 30, 2026 filed with the SEC on May 5, 2026 and August 4, 2026, respectively. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Reliance on relatively few suppliers for the majority of AdaptHealth's patient service equipment and supplies could adversely affect its ability to operate.
AdaptHealth currently relies on a relatively small number of suppliers to provide it with the majority of its patient service equipment and supplies. Significant price increases, product recalls or other disruptions in the ability to obtain such equipment and supplies from existing suppliers, may force AdaptHealth to use alternative suppliers. Additionally, trade policy developments, including ongoing investigations, could result in new tariffs on imported medical equipment or components, which could increase the costs of manufacturing or procuring patient service equipment and supplies. Such tariffs or any new excise taxes imposed on manufacturers of certain medical equipment could be passed on to customers, such as AdaptHealth. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to AdaptHealth, resulting in a need to change suppliers. Any change in suppliers AdaptHealth uses could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect AdaptHealth’s results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If AdaptHealth cannot obtain the patient service equipment and supplies it currently uses, or alternatives at similar or favorable prices, AdaptHealth’s ability to provide such products may be severely impacted, which could have an adverse effect on its business, financial condition, results of operations, cash flow, capital resources and liquidity.
For example, in October 2026, AdaptHealth received notice from Medline Industries, LP (“Medline”) that Medline has initiated a voluntary field action involving the removal, repair, discontinuation, and market exit of all Medline Brand beds, including homecare beds, bariatric beds, and long-term-care beds, and their associated pendants, accessories, replacement parts, and bed-containing order packages. Medline has stated that the field action relates to potential electrical system safety risks that may result in fire and entrapment risk from the use of bed accessories. As a result, AdaptHealth is no longer able to purchase these products from Medline. AdaptHealth may be unable to obtain sufficient quantities of replacement beds and related products from alternative supplies on a timely basis or on similar or favorable terms, which could limit AdaptHealth’s ability to meet patient demand for these products and for other products that are ordered together with them. This field action may also cause AdaptHealth to incur significant costs, some or all of which may not be recoverable from the product manufacturer. Any of these effects could materially and adversely affect AdaptHealth's business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
There were no purchases of our Common Stock made during the three months ended September 30, 2026 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended September 30, 2026, none of the Company's directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1†
Employment Agreement, dated September 7, 2026, by and between AdaptHealth Corp. and Harriss Currie (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2026).

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

AdaptHealth Corp.

November 3, 2026	By:	/s/ Suzanne Foster
Suzanne Foster
Chief Executive Officer and Director
(Principal Executive Officer)

November 3, 2026	By:	/s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer
(Principal Financial Officer)

November 3, 2026	By:	/s/ Christine E. Archbold
Christine E. Archbold
Chief Accounting Officer
(Principal Accounting Officer)